Form 10-Q
period 1995-06-30
NATIONAL MERCANTILE BANCORP
filed 1995-08-23
CIK 714801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995
                                        -------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      N/A      to
                                        -------------    ------------

                         Commission File Number:   0-15982
                                                -------------

                           NATIONAL MERCANTILE BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                           95-3819685
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1840 Century Park East, Los Angeles, California                   90067
-----------------------------------------------               -------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (310) 277-2265
                                                   ---------------

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        /x/ Yes / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, no par value, as of July 31, 1995 was 3,078,146.

                        This document contains 31 pages.

                                    FORM 10-Q
                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                           Page(s) in
                                                                            Form 10-Q
                                                                           ----------
PART I - FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . .      3-13

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS   . . . . . . . . . . . . . . . . . . . . . .     14-28

PART II - OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .        29

         Item 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . .        29

         Item 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . .        29

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . .        29

         Item 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .        29

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .        30

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets   . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Operations   . . . . . . . . . . . . . . . . . . . . .   5

Consolidated Statement of Changes in
Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

Consolidated Statements of Cash Flows   . . . . . . . . . . . . . . . . . . . . .   7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .   8

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1995 and December 31, 1994

                                                                               June 30,       December 31,
                                                                                 1995            1994
                                                                              (Unaudited)
                                                                               ---------      -----------
                                                                                  (dollars in thousands)
                                     ASSETS

Cash and due from banks-demand ..........................................      $  13,923       $  22,210
Federal funds sold and securities purchased
   under agreements to resell ...........................................         24,010          24,500
                                                                               ---------       ---------
         Cash and cash equivalents ......................................         37,933          46,710

Interest-bearing deposits with other
  financial institutions ................................................            198             195
Securities available-for-sale, at fair value;
  aggregate amortized cost of $20,788 at June 30, 1995
  and $65,113 at December 31, 1994 ......................................         20,477          62,056
Loans receivable held for sale, at fair value ...........................           --             6,599

Loans receivable ........................................................         97,579         115,284
  Allowance for credit losses ...........................................         (3,370)         (3,063)
                                                                               ---------       ---------
         Net loans receivable ...........................................         94,209         112,221

Premises and equipment, net .............................................          1,569           1,684
Other real estate owned .................................................          1,369           1,529
Accrued interest receivable and other assets ............................          1,681           1,985
                                                                               ---------       ---------
                                                                               $ 157,436       $ 232,979
                                                                               =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand ............................................      $  63,300       $  87,430
  Interest-bearing demand ...............................................          9,868          13,844
  Money market accounts .................................................         24,003          28,823
  Savings ...............................................................          2,810           1,696
  Time certificates of deposit:
    $100,000 and over ...................................................          9,347          12,261
    Under $100,000 ......................................................         32,286          63,761
                                                                               ---------       ---------
         Total deposits .................................................        141,614         207,815

Securities sold under agreements to repurchase ..........................          4,382          12,572
Accrued interest payable and other liabilities ..........................          1,839           2,284
                                                                               ---------       ---------
         Total liabilities ..............................................        147,835         222,671

Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000
    shares ..............................................................           --              --
  Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,078,146 at
    June 30, 1995 and December 31, 1994 .................................         24,614          24,614
  Accumulated deficit ...................................................        (14,702)        (11,249)
  Net unrealized loss on securities available-
    for-sale ............................................................           (311)         (3,057)
                                                                               ---------       ---------
         Total shareholders' equity .....................................          9,601          10,308
                                                                               ---------       ---------
                                                                               $ 157,436       $ 232,979
                                                                               =========       =========

      See accompanying notes to condensed consolidated financial statements

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three- and six-month periods ended June 30, 1995 and 1994
                                   (Unaudited)

                                                        Three months ended           Six months ended
                                                             June 30,                    June 30,
                                                        1995          1994          1995          1994
                                                      -------       -------       -------      ---------
                                                         (dollars in thousands, except per share data)
Interest income:
  Loans receivable .............................      $ 2,422       $ 4,576       $ 5,037       $  9,176
  Investment securities ........................          369         1,113           989          2,225
  Federal funds sold and securities purchased
    under agreements to resell .................          273            85           496            131
                                                      -------       -------       -------       --------
         Total interest income .................        3,064         5,774         6,522         11,532

Interest expense:
  Deposits .....................................          964         1,176         2,119          2,413
  Borrowings ...................................           24            89            59            150
                                                      -------       -------       -------       --------
         Total interest expense ................          988         1,265         2,178          2,563
                                                      -------       -------       -------       --------

         Net interest income ...................        2,076         4,509         4,344          8,969

Provision for credit losses ....................          381         1,567           527          3,185
                                                      -------       -------       -------       --------
         Net interest income after provision for
           credit losses .......................        1,695         2,942         3,817          5,784

Other operating income:
  Gain (loss) on sale of trading securities ....         --             (39)         --             (123)
  Gain (loss) on sale of securities available-
    for-sale ...................................       (1,341)          (30)       (2,495)           (61)
  Fee income ...................................          421           467           790            913
  Loss on other real estate owned ..............         (169)         (133)         (178)          (192)
  Other income - shareholders' insurance claims           730          --             730           --
                                                      -------       -------       -------       --------
         Total other operating income ..........         (359)          265        (1,153)           537

Other operating expenses:
  Compensation .................................          955         1,289         1,948          2,616
  Office occupancy .............................          540           601         1,072          1,217
  Other general and administrative .............        1,594         1,404         3,097          2,733
                                                      -------       -------       -------       --------
         Total other operating expenses ........        3,089         3,294         6,117          6,566
                                                      -------       -------       -------       --------

         Income (loss) before income taxes .....       (1,753)          (87)       (3,453)          (245)
Provision for income taxes .....................         --            --            --             --
                                                      -------       -------       -------       --------
         Net income (loss) .....................      $(1,753)      $   (87)      $(3,453)      $   (245)
                                                      =======       =======       =======       ========
         Net income (loss) per share ...........      $ (0.57)      $ (0.03)      $ (1.12)      $  (0.08)
                                                      =======       =======       =======       ========


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Six-month period ended June 30, 1995
                                  (Unaudited)

                                                                                                     Net
                                                                                              Unrealized
                                                                                              Gain (loss)
                                                                                                      on
                                                        Common Stock                          Securities
                                      Preferred     ----------------------     Accumulated    Available-
                                          Stock      Shares         Amount       Deficit        for-Sale       Total
                                     -----------    ---------      -------     -----------    -----------    --------
                                                               (dollars in thousands)
Balance at December 31, 1994 ...         --         3,078,146      $24,614      $(11,249)      $(3,057)      $ 10,308

  Decrease in net unrealized
    loss on securities available
    for sale ...................         --              --           --            --           2,746          2,746
  Net loss .....................         --              --           --          (3,453)         --           (3,453)
                                     -----------    ---------      -------      --------       -------       --------
Balance at June 30, 1995 .......         --         3,078,146      $24,614      $(14,702)      $  (311)      $  9,601
                                     ===========    =========      =======      ========       =======       ========


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six-month periods ended June 30, 1995 and 1994
                                   (Unaudited)

                                                              1995           1994
                                                            --------       --------
                                                            (dollars in thousands)
Net cash flows from operating activities:
  Net income (loss) ..................................      $ (3,453)      $   (245)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Accretion of sublease loss .......................          (192)          (193)
    Depreciation and amortization ....................           188            249
    Provision for credit losses ......................           527          3,185
    Loss (gain) on sale of securities available-
      for-sale .......................................         1,219             61
    Net amortization of premiums on securities
      held-to-maturity ...............................          --               23
    Net amortization of premiums (accretion of
      discounts) on securities available-for-sale ....            26            122
    Net accretion of discounts on loans purchased ....          (133)        (2,675)
    Accretion of deferred gains, net of amortization
      of premiums on interest rate hedging contracts
      terminated .....................................          --             (588)
    Net loss (gain) on other real estate owned .......           160            148
    Net decrease (increase) in trading securities ....          --            6,978
    Decrease (increase) in accrued interest receivable
      and other assets ...............................           301           (451)
    Increase (decrease) in accrued interest payable
      and other liabilities ..........................          (253)          (384)
                                                            --------       --------
      Net cash provided by (used in) operating
        activities ...................................        (1,610)         6,230

Cash flows from investing activities:
  Purchase of securities held-to-maturity ............          --           (4,987)
  Proceeds from sales of securities held to
    maturity .........................................          --            6,000
  Purchase of debt securities available-for-sale .....          --          (13,013)
  Proceeds from sales of securities available-
    for-sale .........................................        41,768           --
  Proceeds from repayments and maturities of
    securities available-for-sale ....................         1,312          6,113
  Proceeds from sales of loans .......................         6,599           --
  Purchases of loans .................................          --           (3,085)
  Net decrease in loans ..............................        17,618         30,970
  Other, net .........................................           (73)            54
                                                            --------       --------
      Net cash provided by investing activities ......        67,224         22,052

Cash flows from financing activities:
  Net decrease in deposits ...........................       (66,201)       (67,880)
  Net increase (decrease) in securities sold under
    agreements to repurchase .........................        (8,190)         1,384
  Net proceeds from exercise of stock options ........          --                1
                                                            --------       --------
      Net cash used in financing activities ..........       (74,391)       (66,495)
                                                            --------       --------
Net decrease in cash and cash equivalents ............        (8,777)       (38,213)
Cash and cash equivalents, beginning .................        46,710         53,355
                                                            --------       --------
Cash and cash equivalents, ending ....................      $ 37,933       $ 15,142
                                                            ========       ========
Supplemental cash flow information:
  Cash paid for:
     Interest ........................................      $  2,334       $  2,667
     Income taxes ....................................      $   --         $     35
  Loans foreclosed and transferred to other
    real estate owned and other assets ...............      $   --         $  2,959
  Increase (decrease) in unrealized loss on
    securities available-for-sale ....................      $ (2,746)      $  2,578


     See accompanying notes to condensed consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

         The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank") both sometimes referred to as "Company". All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the banking industry.

         The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes normally required for complete financial statement disclosure. While management believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included at "Item 8. Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

         The accompanying consolidated balance sheets and statements of operations, changes in shareholders' equity and cash flows reflect, in the opinion of management, all material adjustments necessary for a fair presentation of the Company's financial position as of June 30, 1995 and December 31, 1994 and results of operations and cash flows for the six-month periods ended June 30, 1995 and 1994. The results of operations for the three and six-month periods ended June 30, 1995 are not necessarily indicative of the results of operations for the full year ending December 31, 1995.

         Certain items in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 - INCOME (LOSS) PER SHARE

         Income (loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period. The weighted average number of common shares and common share equivalents outstanding for the three-month periods ended June 30, 1995 and 1994 were 3,078,146 and 3,044,896, respectively. The weighted average number of common shares and common share equivalents outstanding for the six-month periods ended June 30, 1995 and 1994 were 3,078,146 and 3,044,836, respectively. Common share equivalents include the number of shares issuable upon the exercise of stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options based upon the higher of the average price of common shares during the period or the price at the

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)

NOTE 2 - INCOME (LOSS) PER SHARE (CONTINUED)

balance sheet date. Loss per share computations exclude common share equivalents since the effect would be to reduce the loss per share amount.


NOTE 3 - LOANS AND INTEREST INCOME

         In May, 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings ("TDRs"). SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset. Regardless of the measurement method, a creditor shall measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The statement also clarified the existing accounting for in-substance foreclosures ("ISFs") by stating that a collateral dependent real estate loan would be reported as real estate owned ("REO") only if the lender had taken possession of the collateral. The statement is effective for financial statements issued for fiscal years beginning after December 15, 1994. The Bank adopted SFAS No. 114 on January 1, 1995. The adoption of SFAS No. 114 had no material impact on the Bank.

         In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." This statement amends the disclosure requirements in SFAS No. 114 to require information about the recorded investment in certain impaired loans and how a creditor recognizes interest income related to those impaired loans. Interest on loans, including impaired loans, is credited to income as earned and is accrued only if deemed collectible, using the interest method. Unpaid interest income is reversed when a loan becomes over 90 days contractually delinquent and on other loans, if management determines it is warranted, prior to being 90 days delinquent. At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $11.2 million, for which the related allowance for credit losses was $1.6 million. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the six months ended June 30, 1995 was $14.8 million and $710,000, respectively, and for the three months ended June 30, 1995, $10.8 million and $475,000, respectively.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

         The Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency (the "OCC") have issued guidelines (the "guidelines") regarding risk-based capital requirements. The guidelines provide detailed definitions of regulatory capital and assign different weights to various assets and credit equivalent amounts of off-balance sheet financial instruments, depending upon the perceived degree of credit risk to which they expose such entities. Each banking organization is required to maintain a specified minimum ratio of capital to the total of such risk-adjusted assets and off-balance sheet financial instruments.

         The risk-based capital ratios of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. Total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"). At June 30, 1995 and December 31, 1994, Tier 1 capital of the Company and the Bank consisted of their respective amounts of common shareholders equity. Tier 1 capital excludes any net unrealized gains or losses resulting from the implementation of SFAS No. 115. Tier 2 capital consisted of the allowance for credit losses, subject to limitations.

         Under the guidelines, total risk-weighted assets of the Company and the Bank are determined by assigning balance sheet assets and credit equivalent amounts of off-balance sheet financial instruments to one of four broad risk categories having risk weights ranging from zero% to 100% (see Note 7 in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K). The aggregate dollar amount of each category is multiplied by the risk weight associated with that category and the resulting weighted values from each category are summed to determine total risk-weighted assets.

         Each bank holding company and national bank must maintain (i) a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and (ii) a minimum ratio of total qualifying capital to total qualifying assets ("total risk-based capital ratio") of 8.0%, with the amount of the allowance for credit losses that may be included in Tier 2 capital limited to 1.25% of total risk- weighted assets.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

         The FRB and OCC have adopted minimum Tier 1 capital leverage ratio standards applicable to bank holding companies and national banks, respectively. The capital leverage ratio standards operate in tandem with the guidelines and require a minimum ratio of Tier 1 capital to adjusted total assets ("capital leverage ratio") of 3%. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

         In July 1991, the Bank entered into a formal agreement with the OCC (the "Formal Agreement"), pursuant to which the Bank was required to maintain
(i) a capital leverage ratio equal to at least 6.5% and (ii) a total risk-based capital ratio equal to at least 10.0%. As set forth below, the Bank's capital leverage ratio at June 30, 1995 was 6.39%, which was not in compliance with the Formal Agreement, and the total risk-based capital ratio was 10.48%. Accordingly, the Bank may be subject to further regulatory enforcement action by the OCC.

         Information about the regulatory capital of the Company and the Bank at June 30, 1995 and December 31, 1994 is set forth below.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 4 - Shareholders' Equity and Regulatory Capital (continued)

Information about the regulatory capital of the Company and the Bank at June 30, 1995 and December 31, 1994 is set forth below.

                                              June 30, 1995
                                               (Unaudited)                                     December 31, 1994
                                 -------------------------------------------     ---------------------------------------------

                                      Company               Bank                        Company                  Bank

                                 -------------------  ----------------------     ----------------------  ---------------------

                                  Amount     Ratio       Amount       Ratio         Amount       Ratio      Amount      Ratio
                                 --------    -----      --------      -----        --------      -----     --------     -----
                                                                  (dollar amounts in thousands)

Risk-based capital (3):

    Tier 1 capital               $  9,912      9.26%    $  9,850       9.21%       $ 13,365       9.84%    $ 13,304      9.80%
    Tier 1 capital minimum
      requirement                   4,280      4.00%       4,280       4.00%          5,431       4.00%       5,431      4.00%
                                 --------    ------     --------      -----        --------      -----     --------     -----
        Excess                   $  5,632      5.26%    $  5,570       5.21%       $  7,934       5.84%    $  7,873      5.80%
                                 ========    ======     ========      =====        ========      =====     ========     =====

    Total capital                $ 11,275     10.54%    $ 11,213      10.48%       $ 15,079      11.11%    $ 15,018     11.06%
    Total capital minimum
      requirement                   8,560      8.00%      10,700      10.00% (1)     10,862       8.00%      13,578     10.00% (1)
                                 --------    ------     --------      -----        --------      -----     --------     -----
        Excess                   $  2,715      2.54%    $    513       0.48%       $  4,217       3.11%    $  1,440      1.06%
                                 ========    ======     ========      =====        ========      =====     ========     =====


Total risk-weighted assets       $106,998               $106,998                   $135,777                $135,777


Capital Leverage Ratio
    Standard (2) (3):

    Tier 1 capital               $  9,912      6.43%    $  9,850       6.39%       $ 13,365       5.65%    $ 13,304      5.62%
    Tier 1 capital minimum
      requirement (1)               6,166      4.00%      10,021       6.50% (1)      9,461       4.00%      15,374      6.50% (1)
                                 --------    ------     --------      -----        --------      -----     --------     -----
        Excess                   $  3,746      2.43%    $   (171)     -0.11%       $  3,904       1.65%    $ (2,070)    -0.88%
                                 ========    ======     ========      =====        ========      =====     ========     =====

Average total assets, as
  adjusted, during three-month
  periods ended June 30, 1995
  and December 31, 1994          $154,162               $154,162                   $236,526                $236,526

_____________________________

(1) The Bank's minimum total risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on October 31, 1991.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at June 30, 1995 and December 31, 1994 to average total assets during the respective three-month periods then ended.

(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet as a result of implementing Statement of Financial Accounting Standards No. 115.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

         As discussed in the 1994 Form 10-K, the Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. No benefit was recorded for these losses since all available income tax benefits were recognized in prior years. Future losses will not result in additional tax benefits until the Company generates sufficient taxable income to utilize the present net operating loss carryforwards. The Company's 1995 year-to-date net loss did not result in additional tax benefits.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

         The Company's allowance for credit losses is maintained at a level considered by management to be adequate to absorb estimated losses in the existing portfolio. The allowance for credit losses is increased by the provision for credit losses and decreased by the amount of loan charge-offs, net of recoveries.

         In the third quarter of 1994, the OCC reviewed the Bank's treatment of recording discounts on loans purchased in the fourth quarter of 1993 and the second quarter of 1994. The OCC determined that previously recorded allowance amounts related to the purchased loans, amounting to $3.9 million for the 1993 purchases and $.2 million for the 1994 purchases, should have been recorded as discounts on the purchased loans and recognized in interest income over the term of the loans using a method which generally produces a level yield on the net investment in the loans. In addition, an allowance for credit losses related to the purchased loans should have been established in a manner consistent with that used by the Company for the loans it originates and a charge against earnings made during 1994 to reflect the additional provision amounts required.

         Adjustments to reflect the accounting treatment discussed above were made by the Company in 1994 resulting in additional loan interest income for the six month period ended June 30, 1994 of $2.4 million, and an increase to the provision for loan losses during the same period of $2.6 million. For the three month period ended June 30, 1994 the effect of the adjustment was to increase loan interest income by $1.3 million and to increase the provision for loan loss by $1.3 million.

         The accompanying financial statements for the three month and six month periods ended June 30, 1994 have been restated for these adjustments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This section presents management's discussion and analysis of the consolidated financial condition and operating results of National Mercantile Bancorp (the "Company") and its subsidiary, Mercantile National Bank (the "Bank"), for the three and six-month periods ended June 30, 1995 and 1994 and updates the discussion provided at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 Form 10-K"). The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements (see "Item 1. Financial Statements").

                               FINANCIAL CONDITION

         At June 30, 1995, the Company's consolidated assets decreased by $75.5 million, or 32.4%, to $157.4 million from $233 million at December 31, 1994. This decrease was due primarily to an $8.8 million decrease in cash and cash equivalents, a $41.6 million decrease in securities, the sale of $6.6 million of loans and a decrease in net loans of $18.0 million. The decrease in consolidated assets from March 31, 1995 was $3.1 million, consisting primarily of an $8.0 million decrease in securities and a $3.9 million decrease in loans, net of a $9.5 million increase in cash and cash equivalents. Customer deposits decreased by $66.2 million or 31.9% to $141.6 million at June 30, 1995, from $207.8 million at December 31, 1994. Securities sold under agreements to repurchase decreased by $8.2 million to $4.4 million at June 30, 1995, from $12.6 million at December 31, 1994. The decrease in customer deposits from March 31, 1995 was $4.9 million. Securities sold under agreements to repurchase increased by $2.6 million from March 31, 1995.

         The decrease in the liabilities, accompanied by a decrease in assets is consistent with the Company's planned restructuring to improve the Company's capital ratios.

                                OPERATING RESULTS

OVERVIEW

         As set forth in the accompanying consolidated statements of operations, the Company recorded a net loss for the three and six-month periods ended June 30, 1995 of $1.8 million or $(.57) per share, and $3.5 million or ($1.12) per share, respectively as compared to a net loss for the three and six-month periods ended June 30, 1994 of $87,000 or $(.03) per share and $245,000 or $(.08) per share, respectively.

         Declining loan balances continued to negatively impact the Company's loan interest income, while sales of securities resulted in decreased interest income from securities in 1995. Total interest income for the three month and six month periods ended June 30, 1995 was $3.1 million and $6.5 million, respectively, compared with total interest income for the corresponding periods of 1994 of $5.8 million and $11.5 million, respectively. Total interest expense for the three month and six month periods ended June 30, 1995 was $1 million and $2.2 million, respectively, compared with total interest expense for the corresponding periods of 1994 of $1.3 million and $2.6 million, respectively. While the decrease in interest earning loans and securities caused a significant decrease in interest income, the impact of the decrease in deposits was less on interest expense, as $24.1 million (36%) of the decrease in deposits was attributable to non-interest bearing demand deposits. Net interest income for the three month and six month periods ended June 30, 1995 was $2.1 million and $4.3 million, respectively, compared with net interest income for the corresponding periods of 1994 of $4.5 million and $9.0 million, respectively. The provision for credit losses for the three month and six month periods ended June 30, 1995 was $381 thousand and $527 thousand, respectively, compared with the corresponding amounts for 1994 of $1.6 million and $3.2 million. Loss on sale of securities available for sale for the three month and six month periods ended June 30, 1995 was $1.3 million and $2.5 million, respectively, while the net unrealized loss on securities available for sale decreased for the same periods by $1.3 million and $2.7 million, respectively. Loss on sale of securities available for sale for the three month and six month periods ended June 30, 1994 was $30 thousand and $61 thousand, respectively, while the net unrealized loss on securities available for sale increased for the same periods by $1.2 million and $2.6 million, respectively.

         Net loss for the three month and six month periods ended June 30, 1995, including realized losses on the sale of securities available for sale was $1.8 million and $3.5 million, respectively. The losses on sale of securities were realized as a part of the Company's planned restructuring of the securities portfolio to minimize future interest rate risk.

           In order to improve asset quality and future profitability, the Bank sold, in February 1995, criticized and/or nonperforming loans and loans that were previously charged off, in the amount of $6.6 million which represented 14% of the decrease of loans.

         Loan interest income included $557,000 of interest income received in the first quarter of 1994, from the Company's prime rate-based interest rate floor contract, which became effective in June 1992 and expired in June 1994. Also included was $1.1 million in discount accretion associated with the loan portfolio purchased in 1993 (see "Net Interest Income and Interest Rate Risk").

         The allowance for credit losses decreased $4.1 million at June 30, 1995 from June 30, 1994. The decrease is primarily attributed to the overall decrease in loan balances, the decrease in non-performing loans, and the sale of loans previously written down. The allowance for credit losses totaled $3.4 million at June 30, 1995, compared with $3.4 million at March 31, 1995, and $3.1 million at December 31, 1994. However, the Bank's allowance for credit losses as a percentage of nonperforming assets increased to 40.9% at June 30, 1995, and 38.9% at March 31, 1995 from 25.4% at December 31, 1994 as a result of the 31.6% decrease in nonperforming assets during the first six months of 1995. Non-performing assets decreased by 5.0% from March 31, 1995.

         Other operating income decreased $1.7 million in the first six months of 1995 from the first six months of 1994 as a result of the sale of $41.8 million of investment securities available-for-sale at a net realized loss of $2.5 million. Realized loss on sale of securities for the three month period ended June 30, 1995 was $1.3 million. Other operating income decreased by $600 thousand for the three month period ended June 30, 1995, compared with the corresponding period in 1994. Fee income also decreased in 1995 from the same periods in 1994 due to reduced loan and deposit acitivity in 1995 as a result of the smaller loan and deposit bases. Other income in 1995 included $730 thousand in income from insurance proceeds, included in the three month period ended June 30, 1995.

         Other operating expenses decreased 6.2% and 6.8% for the three and six month periods ended June 30, 1995 as compared to the same periods in the prior year. The decrease was due primarily to management's efforts to continue to reduce operating expenses. Compensation expense decreased $668 thousand or 25.5%, for the first six months of 1995, compared with the same period in the prior year.

         Total assets of the Company at June 30, 1995 have continued to decrease. As discussed in the 1994 Form 10-K, and as part of the Company's capital plan for the Bank and its restructuring of the organization, the Company had reduced the Bank's asset size through sales of securities available-for-sale which were funded by high cost deposits, reduced classified assets through the sale of loans and reduced operating expenses through consolidating functions and reduction of personnel. The restructuring of the Bank began during the third quarter of 1994 and the Bank continues to improve the quality of its assets, minimize its interest rate risk, generate fee income and reduce overhead expenses in efforts to return to profitability. However, should a reduction in asset size continue to occur without corresponding reductions in operating expenses, interest income from the reduced earning asset base may not cover operating expenses.

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DECLINING REAL ESTATE VALUES

         As previously discussed in the 1994 Form 10-K, while economic conditions nationally and elsewhere in California are improving, southern California's economy remained weak. Commercial and residential real estate market values in southern California continue to remain depressed, adversely impacting the financial condition and liquidity of many of the Company's borrowers. Net loan charge-offs were at an historic high for 1994. Nonperforming assets at June 30, 1995 totaled $8.2 million and included $1.4 million of other real estate owned, compared with $12.0 million in Non-performing assets at December 31, 1994, and $8.7 million at March 31, 1995. Other real estate owned was $1.5 million at December 31, 1994 and March 31, 1995.

NONPERFORMING ASSETS

         The level of nonperforming assets, as presented in Table 1 and defined in the 1994 Form 10-K, decreased $3.8 million during the first six months of 1995 from the level at December 31, 1994, and decreased $400 thousand from March 31, 1995. The decrease was primarily the result of the sale of classified assets in February, 1995. The amount of nonperforming loans for which the Company does not hold substantial collateral amounted to $2.0 million at June 30, 1995, or 29.1% of all nonperforming loans at that date, compared to $2.9 million, or 24.1% at December 31, 1994, and $1.2 million or 13.9% at March 31, 1995.

         NONACCRUAL LOANS. Nonaccrual loans are defined and the accounting for such loans is discussed in the 1994 Form 10-K. Nonaccrual loans decreased $2.1 million during the first six months of 1995 to $1.3 million as compared to $3.4 million at December 31, 1994. Nonaccrual loans were $800 thousand at March 31, 1995. Loans reported as nonaccrual at December 31, 1994 of $2.7 million were sold in the first six months of 1995. $70 thousand of loans reported as nonaccrual at December 31, 1994 were charged-off by the Company during the first six months of 1995. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

         TROUBLED DEBT RESTRUCTURINGS. Included within nonperforming loans presented in Table 1 are troubled debt restructurings ("TDR"), as defined in the 1994 Form 10-K. TDRs represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. At June 30, and March 31, 1995 TDRs totaled $4.9 million compared to $5.6 million at December 31, 1994. The decrease in troubled debt restructurings at June 30, and March 31, 1995 from December 31, 1994 represents the sale of loans totaling $620 thousand and the migration of one loan totaling $60 thousand to loans contractually past due ninety or more days and still accruing interest.

         LOANS CONTRACTUALLY PAST DUE NINETY OR MORE DAYS. Loans contractually past due ninety or more days are defined in the 1994 Form 10-K. Loans in this category decreased to $700 thousand at June 30, 1995 from $1.5 million at March 31, 1995 and at December 31, 1994.

         LOAN DELINQUENCIES. Loan delinquencies decreased to $3.1 million or 3.2% of net loans outstanding at June 30, 1995 from $9.7 million, or 9.9% of net loans outstanding at March 31, 1995 and $6.4 million or, 5.1% of net loans outstanding at December 31, 1994.

         LOAN CHARGE-OFFS. As reflected in Table 3, the Company charged-off loans amounting to $700 thousand and $900 thousand during the three and six month periods ended June 30, 1995 respectively, as compared to $3.9 million and $4.8 million during the corresponding periods in 1994. Recoveries of loans previously charged-off totaled $300 thousand and $700 thousand for the three and six month periods ended June 30, 1995 as compared to $500 thousand and $900 thousand during the same periods in 1994.

         FUTURE EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DEPRESSED REAL ESTATE VALUES ON THE ALLOWANCE FOR CREDIT LOSSES. As discussed in the 1994 Form 10-K and indicated in Table 2, a significant percentage of the Company's loan portfolio continues to be unsecured or collateralized by real property. The prolonged effects of the southern California economic recession and attendant depressed residential and commercial real estate values may continue to adversely impact the financial condition and liquidity of the Company's borrowing customers. As such, the Company may continue to experience high levels of, or further increases in, nonperforming loans, provisions for credit losses and charge-offs of nonperforming loans.

         As discussed in the 1994 Form 10-K, loan losses are fully or partially charged against the allowance when, in management's judgment, the full collectibility of a loan's principal is in doubt. However, there is no precise method of predicting specific losses which ultimately may be charged against the allowance and, as such, management is unable to reasonably estimate the amount of loans to be charged-off in future periods.

Table 1
Nonperforming Assets
(dollar amounts in thousands)

                                                                                    December 31,
                                                          June 30,    March 31  --------------------
                                                            1995        1995      1994        1993
                                                         ---------     -----    --------    --------
Nonaccrual loans                                         $  1,303        765    $  3,426    $  7,780
Troubled debt restructurings                                4,897      4,902       5,582       5,584
Loans contractually past due ninety or more days with
  respect to either principal or interest and
  continuing to accrue interest                               664      1,466       1,507       2,502
                                                         -------------------    --------    --------
      Nonperforming loans                                   6,864      7,133      10,515      15,866

Other real estate owned                                     1,369      1,529       1,529       6,175
                                                         -------------------    --------    --------
Total nonperforming assets                               $  8,233      8,662    $ 12,044    $ 22,041
                                                         ===================    ========    ========

Allowance for credit losses as a percent of
  nonaccrual loans                                          258.6%     440.1%       89.4%       86.1%
                                                         ===================    ========    ========
Allowance for credit losses as a percent of
  nonperforming loans                                        49.1%      47.2%       29.1%       42.2%
                                                         ===================    ========    ========
Total nonperforming assets as a percent of
  total loans outstanding                                     8.4%       8.5%       10.4%       13.6%
                                                         ===================    ========    ========
Total nonperforming assets as a percent of
  total shareholders' equity                                 85.8%      86.2%      116.8%       99.3%
                                                         ===================    ========    ========

Table 2
Loan Portfolio Composition and Allocation of the
Allowance for Credit Losses
(dollar amounts in thousands)

                                                                                                       December 31,
                                                                June 30,       March 31,     --------------------------------
                                                                 1995            1995             1994              1993
                                                            -------------                    --------------    --------------
Loan Portfolio Composition:
 Real estate construction and land development             $    925    1%         947   1%        948    1%   $   1,676    1%
 Commercial loans:
   Secured by one-to-four family residential properties      11,813   12%      12,407  12%     18,398   16%      20,098   12%
   Secured by multifamily residential properties              3,457    4%       3,427   3%      2,368    2%       4,985    3%
   Secured by commercial real properties                     33,812   35%      33,819  33%     32,061   28%      40,330   25%
   Other - secured and unsecured                             34,533   35%      38,058  37%     43,385   37%      66,665   41%
 Home equity lines of credit                                  7,159    7%       8,699   9%      2,867    2%       7,122    4%
 Consumer instalment and unsecured loans to individuals       6,162    6%       4,434   5%     15,691   14%      22,073   14%
                                                           --------  ---                      -------  ---    ---------  ---
                                                           $ 97,861  100%     101,791 100%    115,718  100%   $ 162,949  100%

 Deferred net loan origination fees, purchased
   loan discount and gains on termination of
   interest rate hedging contracts                             (282)             (326)           (434)           (1,158)
                                                           --------         ---------       ---------         ---------
Gross loans outstanding                                    $ 97,579           101,465         115,284         $ 161,791
                                                           ========         =========       =========         =========
Allocation of the Allowance for Credit Losses:
 Real estate construction and land development             $     14                 6              17         $      30
 Commercial loans:
   Secured by one-to-four family residential properties         343                74              77               499
   Secured by multifamily residential properties                  7                20              51               472
   Secured by commercial real properties                        790               499             674             1,422
   Other - secured and unsecured                              1,934             2,357           1,645             2,181
 Home equity lines of credit                                    116               115              18               149
 Consumer instalment and unsecured loans to individuals         162               291             578             1,937
                                                           --------         ---------       ---------         ---------
   Allowance allocable to gross loans outstanding             3,366             3,362           3,060             6,690

 Commitments to extend credit under standby and
   commercial letters of credit                                   4                 5               3                 7
                                                           --------         ---------       ---------         ---------
  Total allowance for credit losses                        $  3,370             3,367           3,063         $   6,697
                                                           ========         =========       =========         =========
Allowance for credit losses allocable to gross loans
 outstanding as a percent of gross loans outstanding           3.45%             3.31%           2.66%             4.14%
                                                           ========         =========       =========         =========

Table 3
Analysis of Changes in the Allowance for Credit Losses
(dollar amounts in thousands)

                                                                   Three-month periods ended
                                                            ----------------------------------------
                                                              June 30,     March 31,    December 31,
                                                                1995          1995          1994
                                                            ------------  ------------  ------------
Balance at beginning of period                                $ 3,367       $ 3,063        $ 6,047

Loans charged off:
  Real estate construction and land development                  --            --             --
  Commercial loans:
    Secured by one-to-four family residential properties           50            70            788
    Secured by multifamily residential properties                --            --             --
    Secured by commercial real properties                         191          --            1,407
    Other - secured and unsecured                                --              92          3,129
  Home equity lines of credit                                    --            --              257
  Consumer instalment and unsecured loans
    to individuals                                                466            49          1,024
                                                              -------       -------        -------
    Total loan charge-offs                                        707           211          6,605

Recoveries of loans previously charged off:
  Real estate construction and land development                  --            --             --
  Commercial loans:
    Secured by one-to-four family residential properties           59             1             17
    Secured by multifamily residential properties                --            --             --
    Secured by commercial real properties                        --            --             --
    Other - secured and unsecured                                  89           342            929
  Home equity lines of credit                                    --            --             --
  Consumer instalment and unsecured loans
    to individuals                                                181            26            498
                                                              -------       -------        -------
    Total recoveries of loans previously charged off              329           369          1,444
                                                              -------       -------        -------
Net loan charge-offs                                              378          (158)         5,161

Provision for credit losses                                       381           146          2,177
Allowance for purchased loans
                                                              -------       -------        -------
Balance at end of period                                      $ 3,370       $ 3,367        $ 3,063
                                                              =======       =======        =======

NET INTEREST INCOME AND INTEREST RATE RISK

NET INTEREST INCOME

         Net interest income (the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities) represents the Company's most significant source of earnings. A primary factor affecting the level of net interest income is the Bank's net interest margin or the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as the change in the relative amounts of average interest-earning assets and interest-bearing liabilities.

         As discussed in the 1994 Form 10-K, the Company's ability to generate profitable levels of net interest income is largely dependent on its ability to maintain sound asset credit quality and appropriate levels of capital and liquidity (see "Credit Portfolio Composition and Credit Risk," "Capital Resources," and "Liquidity").

         The Company analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets, as defined in the 1994 Form 10-K. Interest earning assets at June 30, 1995 decreased to $142.3 million, compared with $150.5 million at March 31, 1995 and $208.6 million at December 31, 1994. Interest earning assets as a percentage of total assets was 90.4% at June 30, 1995, compared with 93.7% at March 31, 1995 and 89.6% at December 31, 1994. Interest bearing liabilities at June 30, 1995 decreased to $82.7 million, compared with $97.0 million at March 31, 1995 and $133.0 million at December 31, 1994. Interest bearing liabilities as a percentage of total assets was 52.5% at June 30, 1995, compared with 60.4% at March 31, 1995 and 57.1% at December 31, 1994.

         Total loans receivable at June 30, 1995 decreased to $97.6 million, compared with $101.5 million at March 31, 1995 and $115.3 million at December 31, 1994. Loans receivable as a percentage of total assets was 62.0% at June 30, 1995, compared with 63.2% at March 31, 1995 and 52.3% at December 31, 1994. Total deposits at June 30, 1995 decreased to $141.6 million, compared with $146.5 million at March 31, 1995 and $207.8 million at December 31, 1994, while interest bearing deposits at June 30, 1995 decreased to $78.3 million, compared with $95.2 million at March 31, 1995 and $120.4 million at December 31, 1994. Total deposits as a percentage of total assets was 90.0% at June 30, 1995, compared with 91.2% at March 31, 1995 and 89.2% at December 31, 1994. Interest bearing deposits as a percentage of total deposits was 55.3% at June 30, 1995, compared with 65.0% at March 31, 1995 and 57.9% at December 31, 1994, while interest bearing deposits as a percentage of loans receivable was 80.3% at June 30, 1995, compared with 93.8% at March 31, 1995 and 98.8% at December 31, 1994.

         EFFECTS OF NONPERFORMING LOANS ON NET INTEREST INCOME. Foregone interest income attributable to nonperforming loans amounted to $54 thousand and $99 thousand for the three and six month periods ended June 30, 1995, compared with $400 thousand and $700 thousand for the corresponding periods in 1994. Although the Bank sold a large portion of the nonperforming loans in February 1995, to the extent that additional loans are identified as nonperforming in future periods, operating results will continue to be adversely affected. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

         COMPARISON OF NET YIELD AND INTEREST RATE SPREAD. The Company's net yield on earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. While these deposits are noninterest-bearing, they are not cost-free funds, as the Company incurs substantial other operating expense to provide accounting, data processing and other banking-related services to these customers to the extent that certain average noninterest-bearing deposits are maintained by such depositors, and such deposit relationships are deemed to be profitable.

         Customer service expense related to these deposits is classified as noninterest expense. If customer service expenses related to real estate title and escrow customers were classified as interest expense, the Company's reported net interest income and noninterest expense would be reduced correspondingly.

INTEREST RATE RISK MANAGEMENT

         As discussed in the 1994 Form 10-K, interest rate risk management focuses on controlling changes in net interest income that result from fluctuating market interest rates as they impact the rates earned and paid on interest-earning assets and interest-bearing liabilities whose interest rates are subject to change prior to their maturity. Net interest income can be vulnerable to fluctuations arising from changes in market interest rates to the extent that the yields on various categories of earning assets respond differently to such changes from the costs of interest rate-sensitive funding sources. The 1994 10-K also discusses the means employed by management to measure and control this source of risk. The Company's management of interest rate risk currently makes limited use of off-balance sheet hedging techniques, including interest rate swap agreements. These techniques are utilized only after obtaining Board of Directors approval for the transaction.

         HEDGING CONTRACTS. In December 1994, the Bank entered into an interest rate swap contract. Under the terms of the agreement, the Bank received a floating U.S. libor rate, initial rate of 6.8%, and paid an 8.2% fixed rate. Payments were calculated on a $30 million notional amount based on a three year term to be paid semi annually. The original expiration of the contract was March 31, 1995, and was subsequently extended to July 31, 1995. The swap was terminated in the second quarter of 1995, with a realized loss of $1.3 million.

In October, 1993, the Bank entered into an interest rate swap contract. Under the terms of the agreement, the Bank received 6.0% fixed and paid floating-rate prime for 21 months on a $10 million notional amount. The swap is intended to bring the Bank's interest rate sensitivity "gap" back within policy guidelines for interest rate risk exposure. The Bank had moved slightly outside of these guidelines during the third quarter of 1993, primarily due to the September 7, 1993, $20.8 million loan purchase which consisted of almost all floating-rate prime based loans. The swap matured on August 2, 1995.

         INTEREST RATE MATURITIES OF ASSETS AND FUNDING SOURCES. Management also monitors the sensitivity of net interest income to potential interest rate changes by distributing the interest rate maturities of assets and supporting funding liabilities into interest rate-sensitivity periods, summarizing interest rate risk in terms of the resulting interest rate-sensitivity "gaps". As discussed in the 1994 Form 10-K, the gap position is but one of several variables that affect net interest income. The gap measure is a static indicator and, as such, is not an appropriate means for forecasting changes in net interest income in a dynamic business and economic environment. Consequently, these measures are not used in isolation by management in forecasting short-term changes in net interest income.

         Weighted average yield on loans receivable was 8.79% in June, 1995, compared with 9.60% in March, 1995 and 9.38% in December, 1994. Weighted average yield on total earning assets was 7.93% in June, 1995, compared with 8.65% in March, 1995 and 7.43% in December, 1994. Weighted average rate on all deposits was 2.7% in June, 1995, compared with 3.05% in March, 1995 and 2.73% in December, 1994.

INVESTMENT SECURITIES

         Investment securities decreased to $20.4 million at June 30, 1995, from $28.5 million at March 31, 1995 and $62.1 million at December 31, 1994. The decrease was due to sales of securities available for sale, resulting in realized losses during the first and second quarters of 1995. Net unrealized losses on securities available for sale at June 30, 1995 decreased to $311 thousand from $1.6 million at March 31, 1995 and $3.1 million at December 31, 1994.

OTHER OPERATING INCOME

         As set forth in the accompanying consolidated statements of operations and discussed in the 1994 Form 10-K, the Company's principal sources of recurring other operating income continue to be international services, foreign exchange services, investment services, and deposit-related and other customer services. Fee income decreased $46 thousand or 9.9% in the second quarter of 1995, from the second quarter of 1994, and decreased $123 thousand or 13.5% for the first six months of 1995 from the same period in 1994, resulting primarily from decreases in international services and investment services. Management anticipates that fee income from international services and investment services and the origination and sale of Small Business Administration loans will continue to represent important sources of other operating income.

OTHER OPERATING EXPENSES

         As indicated in the accompanying consolidated statements of operations, the Company reduced total operating expenses by $205 thousand, or 6.2%, during the second quarter of 1995 from the second quarter of 1994, and $449 thousand or 6.8% for the first six months of 1995 from the same period in 1994. The reductions result, in part, from management's efforts to continue to reduce operating expenses. The reduction is mainly attributable to a $334 thousand or 25.9% and $668 thousand or 25.5% reduction in salaries and related expenses for the three and six month periods ended June 30, 1995.

         Management continues to explore measures to further reduce the level of other operating costs. Further reductions in operating expenses will be required as the Bank's assets are reduced along with corresponding net interest income.

         The Company is in a dialogue with its landlord in an effort to obtain some relief from the present terms of the lease for the Bank's premises. Achieving some form of relief from the present leases's rental rates is important to the Bank's future. The company has recently been advised by its independent accountants that it should consider the disclosure requirements of recently issued AICPA Statement of Position 94-6, "Disclosure of Certain Significant Risks and Uncertainties," which may apply to the Company's lease negotiation activities and which is effective for fiscal years beginning after December 15, 1995.

INCOME TAXES

         The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. As a result of existing net operating loss carryforwards for financial statement purposes (discussed in the 1994 Form 10- K), the Company's 1995 first and second quarter net losses did not give rise to additional income tax benefits.

                                CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS AND REGULATORY AGREEMENTS

RISK-BASED CAPITAL GUIDELINES

         The 1994 Form 10-K and Note 3 of the accompanying notes to consolidated financial statements discuss the risk-based capital guidelines of the Federal Reserve Board ("FRB") and the OCC, which are applicable to the Company and the Bank, respectively, (together, the "guidelines"). The 1994 Form 10-K and Note 3 also discuss the minimum Tier 1 capital leverage ratio standards of the FRB and OCC which are applicable to the Company and the Bank, respectively (together, the "leverage ratio standards").

FORMAL AGREEMENT

         As discussed in the 1994 Form 10-K and Note 3 of the accompanying notes to consolidated financial statements, the Bank entered into a formal agreement with the OCC in July 1991 (the "Agreement"), pursuant to which the Bank is required to maintain (i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) total qualifying capital equal to at least 10.0 percent of the Bank's total risk-weighted assets ("total risk-based capital ratio"). As set forth in Note 3, the Bank's capital leverage ratio and total risk-based capital ratio at June 30, 1995 were 6.39% and 10.48%, respectively. At June 30, 1995, the Bank was not in compliance with maintaining a capital leverage ratio of 6.5% pursuant to the Formal Agreement. Accordingly, the Bank may be subject to further regulatory enforcement action by the OCC.

         FUTURE EFFECTS OF AGREEMENT ON DIVIDENDS. The 1994 Form 10-K describes statutory and regulatory limitations on the amount of cash dividends which may be distributed by a national bank. As a result of those limitations and reported net losses in 1990, 1991, 1992 and 1994, the Bank could not have declared dividends to the Company at June 30, 1995 without the prior approval of the OCC. In addition, management expects the Agreement will substantially impair the ability of the Bank to declare and pay dividends to the Company during the foreseeable future, since the Bank currently intends to retain any earnings in order to augment its regulatory capital. As dividends from the Bank are the principal source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. As described in the 1994 Form 10-K, in accordance with a Memorandum of Understanding entered into with the Federal Reserve Bank of San Francisco (the "FRBSF") in 1991, the Company has agreed to refrain from paying dividends without the prior written approval of the FRBSF.

FUTURE EFFECTS OF NONPERFORMING LOANS AND CREDIT LOSSES ON CAPITAL RESOURCES

         As discussed in the 1994 Form 10-K, the ability of the Company and the Bank to maintain appropriate levels of capital resources is ultimately dependent on their ability to support earning asset growth with continued earnings. The Company experienced net losses in 1990, 1991, 1992 and 1994, primarily as a result of increased provisions for credit losses, losses on the sale of investment securities, losses on OREO and other assets, and reductions in interest earning assets without a corresponding reduction in operating expenses. The Company experienced decreases in the level of nonperforming assets since December 31, 1993 (see "Credit Portfolio Composition and Credit Risk") with the June 30, 1995 level of $8.2 million representing a decrease of $429 thousand from March 31, 1995 and a decrease of $3.8 million over the level at December 31, 1994. This decrease was due primarily to the sale of loans in the first quarter of 1995. Increases in nonperforming assets may negatively affect the Company's ability to generate adequate earnings to the extent that such nonperforming assets result in increased provisions for credit losses and charge-offs or adversely affect the level of income from loans in those future periods (see "Net Interest Income and Interest Rate Risk"). For the immediate future, the Company and the Bank intend to maintain regulatory capital ratios in excess of those required by the Agreement primarily as a result of declining loan balances and earning asset levels since 1991 rather than increases in capital from retained earnings or other sources. At the same time, the Company is committed to pursuing all options regarding the future of the Bank, including working with investment banking advisors on efforts to find a strategic alliance. In the long term, absent a strategic alliance, additional capital will have to be raised to ensure the Bank's growth and prosperity.

                                    LIQUIDITY

LIQUIDITY MANAGEMENT

         The 1994 Form 10-K discusses several aspects of the Company's liquidity management, including the importance of sound asset credit quality and appropriate levels of capital resources to maintaining access to adequate levels of liquidity (see "Credit Portfolio Composition and Credit Risk" and "Capital Resources"). The 1994 Form 10-K also discusses the Company's liquidity objectives and related liquidity measurement guidelines. The Company was in compliance with its guidelines during the second quarter of 1995.

         The accompanying consolidated statements of cash flows present certain information about cash flows from operating, investing and financing activities. The Company's principal cash flows relate to investing and financing activities, rather than operating activities. While the statements present the periods' net cash flows from lending and deposit activities, they do not reflect certain important aspects of the

Company's liquidity, as described in the 1994 Form 10-K, including (i) anticipated liquidity requirements under outstanding credit commitments to customers (ii) intraperiod volatility of deposits, particularly fluctuations in the volume of commercial customers' noninterest-bearing demand deposits, and
(iii) unused borrowings available under federal funds lines, repurchase agreements and other arrangements. As such, management believes that the measurements provided in the liquidity guidelines, discussed in the 1994 Form 10-K, are generally more indicative of the Company's overall liquidity position. A source of operating cash flows is net interest income. See "Net Interest Income and Interest Rate Risk" for a discussion of the impact of recent trends and events on this source of operating cash flows. While the Company no longer has a credit accommodation facility at a correspondent bank, an accommodation has been put in place at the Federal Reserve Bank. Management monitors the Bank's assets and liabilities on a daily basis to ensure that funding sources remain adequate to meet anticipated demand.

LIQUIDITY TRENDS

         As discussed in the 1994 Form 10-K, the Company has experienced a decline, continuing through the second quarter of 1995, in total deposits. During the three months ended June 30, 1995, total deposits decreased, while demand deposits increased. Total deposits including demand deposits, decreased at June 30, 1995 as compared to December 31, 1994.

         Time certificates of deposit of $100,000 or more continued to represent a less significant source of funding during the three and six months ended June 30, 1995. This represents the continuation of a trend which began in 1991. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.

         The 1994 Form 10-K describes the Company's wholesale institutional funds acquisition operation ("money desk"). This operation provided 18% of the Company's average total funding sources during the 1995 second quarter, as compared to 34% during the year-earlier second quarter, while noninterest-bearing demand deposits provided 43% of average total funding sources during the 1995 second quarter, compared to 36% during the comparable 1994 period. As discussed in the 1994 Form 10-K, management's plan to reduce asset size through the sale of securities which were funded by these types of deposits will eventually phase out the money desk operation where higher interest-rate-bearing, more volatile funds were obtained through outside brokers. On the other hand, the Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation as well as by attracting traditional local market area deposits.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Due to the nature of their business, National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank") are parties to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company and the Bank as to the current status of various claims and proceedings to which the Company and/or the Bank is a party, management is of the opinion that the aggregate potential liability represented thereby will not have a material adverse effect upon the consolidated financial condition of the Company.

         All material pending legal matters requiring disclosure have been disclosed in the Company's 1994 Form 10-K. No material legal developments have occurred since filing the Form 10-K.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         Charles N. Winner resigned as a director of the Company as of June 12, 1995. Robert E. Thomson, the Company's Vice Chair, assumed the position of President/CEO of the Bank on an interim basis on August 9, 1995 replacing Donald
T. Thornburg, whose contract expired. Mr. Thornburg also resigned as a director of the Company as of that date. Efforts have begun to search for a permanent President/CEO for the Bank, as well as a permanent CFO. Mr. Howard Ladd, the Company's Chairman, is the acting President/CEO of the Company. Warner F. Wolfen resigned as a director of the Company as of August 18, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits required by Item 601 of Regulation S-K.

         Item 10.1: Form of Severance Agreement between the Company, Mercantile National Bank and some of its officers.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 National Mercantile Bancorp
                                                 -------------------------------
                                                       (Registrant)

         August 22, 1995                         /s/ Robert E. Thomson
                                                 -------------------------------
                                                 Robert E. Thomson
                                                 Vice-Chair of the Board


         August 22, 1995                         /s/ Robert E. Thomson
                                                 -------------------------------
                                                 Robert E. Thomson
                                                 Acting Chief Financial Officer