Form 10-Q
period 1995-09-30
NATIONAL MERCANTILE BANCORP
filed 1995-11-20
CIK 714801

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995
                                               ------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from     N/A      to
                                         ------------    ------------
                      Commission File Number:   0-15982

                          NATIONAL MERCANTILE BANCORP
             (Exact name of registrant as specified in its charter)

               California                                95-3819685
       -------------------------------              -------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)

1840 Century Park East, Los Angeles, California              90067
-----------------------------------------------           ----------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (310) 277-2265

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [x] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, no par value, as of October 31, 1995 was 3,078,146.

                        This document contains 33 pages.

                                   FORM 10-Q
                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET


                                                                              Page(s) in
                                                                              Form 10-Q
                                                                              ----------
PART I - FINANCIAL INFORMATION

         Item 1. FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . .    3-13

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . .   14-29

PART II - OTHER INFORMATION

         Item 1. LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . .      30

         Item 2. CHANGES IN SECURITIES  . . . . . . . . . . . . . . . . . . .      31

         Item 3. DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . . . .      31

         Item 4. SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . .      31

         Item 5. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . .      31

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .      32


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets   . . . . . . . . . . . . . . . . .  4

Condensed Consolidated Statements of Operations   . . . . . . . . . . . .  5

Condensed Consolidated Statement of Changes in
Shareholders' Equity        . . . . . . . . . . . . . . . . . . . . . . .  6

Condensed Consolidated Statements of Cash Flows   . . . . . . . . . . . .  7

Notes to Condensed Consolidated Financial Statements  . . . . . . . . . .  8

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994

                                                          September 30, December 31
                                                             1995          1994
                                                          (Unaudited)
                                                        -------------   -----------
                                                            (dollars in thousands)
                                     ASSETS

Cash and due from banks-demand......................... $      9,259  $     22,210
Federal funds sold and securities purchased
   under agreements to resell..........................       19,800        24,500
                                                        ------------- -------------
         Cash and cash equivalents.....................       29,059        46,710

Interest-bearing deposits with other
  financial institutions...............................          183           195
Securities available-for-sale, at fair value;
  aggregate amortized cost of $19,858 at September 30,
  1995 and $64,540 at December 31, 1994................       19,566        61,483
Federal Reserve Bank stock, at cost....................          442           573
Loans receivable held for sale, at fair value..........          --          6,599

Loans receivable.......................................       89,376       115,284
  Allowance for credit losses..........................       (3,459)       (3,063)
                                                        ------------- -------------
         Net loans receivable..........................       85,917       112,221

Premises and equipment, net............................        1,495         1,684
Other real estate owned................................        1,369         1,529
Income taxes receivable................................          --             77
Accrued interest receivable and other assets...........        1,449         1,908
                                                        ------------- -------------
                                                        $    139,480  $    232,979
                                                        ============= =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand........................... $     54,286  $     87,430
  Interest-bearing demand..............................        6,365        13,844
  Money market accounts................................       21,462        28,823
  Savings..............................................        3,025         1,696
  Time certificates of deposit:
    $100,000 and over..................................        9,439        12,261
    Under $100,000.....................................       33,005        63,761
                                                        ------------- -------------
         Total deposits................................      127,582       207,815

Securities sold under agreements to repurchase.........        2,920        12,572
Accrued interest payable and other liabilities.........        1,879         2,284
                                                        ------------- -------------
         Total liabilities.............................      132,381       222,671

Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000
    shares.............................................          --           --
  Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,078,146 at
    September 30, 1995 and December 31, 1994...........       24,614        24,614
  Accumulated deficit..................................      (17,223)      (11,249)
  Net unrealized loss on securities available-
    for-sale...........................................         (292)       (3,057)
                                                        ------------- -------------
         Total shareholders' equity....................        7,099        10,308
                                                        ------------- -------------
                                                        $    139,480  $    232,979
                                                        ============= =============

         See accompanying notes to condensed consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three- and nine-month periods
                      ended September 30, 1995 and 1994
                                 (Unaudited)

                                                              Three months ended         Nine months ended
                                                                September 30,               September 30,
                                                             1995          1994          1995          1994
                                                          -----------   -----------   -----------   -----------
                                                              (dollars in thousands, except per share data)
Interest income:
  Loans, including fees................................  $     2,367   $     4,212   $     7,275   $    13,388
  Securities held-to-maturity..........................          --            132           --            441
  Securities available-for-sale:
    Tax-exempt.........................................            2            16            12            40
    Taxable............................................          325           944         1,105         2,714
  Trading securities...................................          --              9           --            130
  Federal funds sold and securities purchased
    under agreements to resell.........................          175            44           671           175
  Interest-bearing deposits with other financial
    institutions.......................................            2             1             5             2
                                                          -----------   -----------   -----------   -----------
         Total interest income.........................        2,871         5,358         9,068        16,890

Interest expense:
  Interest-bearing demand..............................           33            37           111           108
  Money market and savings.............................          231           351           793           917
  Time certificates of deposit:
    $100,000 and over..................................          135           124           410           311
    Under $100,000.....................................          426           847         1,630         2,436
                                                          -----------   -----------   -----------   -----------
         Total interest expense on deposits............          825         1,359         2,944         3,772
  Federal funds purchased and securities sold
    under agreements to repurchase.....................           32            52            91           202
                                                          -----------   -----------   -----------   -----------
         Total interest expense........................          857         1,411         3,035         3,974
                                                          -----------   -----------   -----------   -----------
         Net interest income...........................        2,014         3,947         6,033        12,916
Provision for credit losses............................        1,720         2,366         2,247         5,551
                                                          -----------   -----------   -----------   -----------
         Net interest income after provision for
           credit losses...............................          294         1,581         3,786         7,365
Other operating income (loss):
  Gain (loss) on sale of trading securities............          --             11            --          (112)
  (Loss) gain on sale of securities available-for-sale.           (6)            8        (1,225)          (53)
  Loss on termination of interest rate swap............          --             --        (1,294)           --
  International services...............................           42            81           175           379
  Investment services..................................           52            59           210           216
  Deposit-related and other customer services..........          110           128           609           586
  Other income-shareholders' insurance claims..........          --            --            730            --
  Loss on other real estate owned......................          --           (244)         (160)         (392)
  Loss on sale of other assets.........................          --         (1,086)          --         (1,086)
                                                          -----------   -----------   -----------   -----------
         Total other operating income (loss)...........          198        (1,043)         (955)         (462)

Other operating expenses:
  Salaries and related benefits........................          964         1,318         2,878         3,934
  Severance costs......................................           88           131           122           131
  Net occupancy........................................          432           439         1,316         1,370
  Furniture and equipment..............................           97           117           285           403
  Printing and communications..........................           54            70           211           297
  Insurance and regulatory assessments.................          200           286           765           933
  Customer services....................................          210           204           652           613
  Computer data processing.............................          114           107           324           376
  Legal services.......................................          239           181           563           533
  Other professional services..........................          396           269         1,311           879
  Promotion............................................           34            83           106           188
  Other real estate owned expenses.....................            4            18            22            62
  Other expenses.......................................          181           127           250           241
                                                          -----------   -----------   -----------   -----------
         Total other operating expenses................        3,013         3,350         8,805         9,960
                                                          -----------   -----------   -----------   -----------
         Loss before income taxes......................       (2,521)       (2,812)       (5,974)       (3,057)
Provision for income taxes.............................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
         Net loss......................................  $    (2,521)  $    (2,812)  $    (5,974)  $    (3,057)
                                                          ===========   ===========   ===========   ===========
         Net loss per share............................  $     (0.82)  $     (0.92)  $     (1.94)  $     (1.00)
                                                          ===========   ===========   ===========   ===========

          See accompanying notes to condensed consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   Nine-month period ended September 30, 1995
                                  (Unaudited)


                                                                                       Net
                                                                                Unrealized
                                                                                   Loss on
                                                 Common Stock                   Securities
                                   Preferred  -------------------  Accumulated   Available
                                      Shares     Shares   Amount     Deficit      for Sale       Total
                                  ----------- ---------- -------- -----------  ------------  ----------
                                                           (dollars in thousands)
Balance at December 31, 1994......      --    3,078,146 $ 24,614 $   (11,249) $     (3,057) $   10,308

  Decrease in net unrealized
    loss on securities available
    for sale......................      --          --       --          --          2,765       2,765
  Net loss........................      --          --       --       (5,974)         --        (5,974)
                                  ----------- ---------- -------- -----------  ------------  ----------
Balance at September 30, 1995.....      --    3,078,146 $ 24,614 $   (17,223) $       (292) $    7,099
                                  ----------- ---------- -------- -----------  ------------  ----------



    See accompanying notes to condensed consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine-month periods ended September 30, 1995 and 1994
                                  (Unaudited)

                                                             1995          1994
                                                          -----------   -----------
                                                            (dollars in thousands)
Net cash flows from operating activities:
  Net loss ............................................  $    (5,974)  $    (3,057)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Accretion of sublease loss.........................         (289)         (289)
    Depreciation and amortization......................          277           361
    Provision for credit losses........................        2,247         5,551
    Loss on sale of other assets.......................          --          1,086
    Loss on sale of securities available-
      for-sale.........................................        1,225            53
    Net amortization of premiums on securities
      held-to-maturity.................................          --             22
    Net amortization of premiums (accretion of
      discounts) on securities available-for-sale......           42           147
    Net accretion of discounts on loans purchased......         (177)       (4,083)
    Accretion of deferred gains, net of amortization
      of premiums on interest rate hedging contracts
      terminated.......................................          --           (588)
    Loss on other real estate owned................              160           392
    Net decrease in trading securities.................          --          9,992
    Decrease (increase) in accrued interest receivable
      and other assets.................................          536           (56)
    Increase (decrease) in accrued interest payable
      and other liabilities............................         (140)        1,249
                                                          -----------   -----------
      Net cash provided by (used in) operating
        activities.....................................       (2,093)       10,780

Cash flows from investing activities:
  Purchase of securities held-to-maturity..............          --        (11,953)
  Proceeds from sales of securities held to
    maturity...........................................          --          8,015
  Purchase of debt securities available-for-sale.......       (5,000)      (15,006)
  Proceeds from sales of securities available-
    for-sale...........................................       46,852           --
  Proceeds from repayments and maturities of
    securities available-for-sale......................        1,694         9,733
  Proceeds from sales of loans.........................        6,599           --
  Purchases of loans...................................          --         (7,226)
  Net decrease in loans................................       24,234        33,236
  Proceeds from sale of other real estate owned........          --          1,779
  Other, net...........................................          (52)          (78)
                                                          -----------   -----------
      Net cash provided by investing activities........       74,327        18,500

Cash flows from financing activities:
  Net decrease in deposits.............................      (80,233)      (57,835)
  Net decrease in securities sold under
    agreements to repurchase...........................       (9,652)       (4,865)
  Net proceeds from exercise of stock options..........          --             59
                                                          -----------   -----------
      Net cash used in financing activities............      (89,885)      (62,641)
                                                          -----------   -----------
Net decrease in cash and cash equivalents..............      (17,651)      (33,361)
Cash and cash equivalents, beginning...................       46,710        53,355
                                                          -----------   -----------
Cash and cash equivalents, ending......................  $    29,059   $    19,994
                                                          ===========   ===========
Supplemental cash flow information:
  Cash paid for:
     Interest                                           $      3,360  $      4,065
     Income taxes                                       $        --   $         35
  Loans foreclosed and transferred to other
    real estate owned and other assets                  $        --   $      3,709
  Increase (decrease) in unrealized loss on
    securities available-for-sale                       $     (2,765) $      3,093

         See accompanying notes to condensed consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

         The unaudited condensed consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank") both sometimes referred to as "Company". All significant intercompany transactions and balances have been eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the banking industry.

         The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes normally required for complete financial statement disclosure. While management believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included at "Item 8. Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

         The accompanying condensed consolidated balance sheets and statements of operations, changes in shareholders' equity and cash flows reflect, in the opinion of management, all material adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1995 and results of operations and cash flows for the nine-month periods ended September 30, 1995 and 1994. The results of operations for the three and nine-month periods ended September 30, 1995 are not necessarily indicative of the results of operations for the full year ending December 31, 1995.

         Certain items in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 - LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three-month periods ended September 30, 1995 and 1994 were 3,078,146 and 3,057,560, respectively. The weighted average number of common shares outstanding for the nine-month periods ended September 30, 1995 and 1994 were 3,078,146 and 3,049,124, respectively. Loss per share computations exclude common share equivalents since the effect would be to reduce the loss per share amount. Common share equivalents include the number of shares issuable upon the exercise of stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options based upon the higher of the average price

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)

NOTE 2 - LOSS PER SHARE (CONTINUED)

of common shares during the period or the price at the balance sheet date.

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

         In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." This statement amends the disclosure requirements in SFAS No. 114 to require information about the recorded investment in certain impaired loans and how a creditor recognizes interest income related to those impaired loans. Interest on loans, including impaired loans, is credited to income as earned and is accrued only if deemed collectible, using the interest method. Unpaid interest income is reversed when a loan becomes over 90 days contractually delinquent and on other loans, if management determines it is warranted, prior to being 90 days delinquent.
At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $9.8 million, for which the related allowance for credit losses was $.9 million. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the nine months ended September 30, 1995 was $14.1 million and $1.0 million, respectively, and for the three months ended September 30, 1995, $10.5 million and $.3 million, respectively.

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

         The risk-based capital ratios of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. Total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"). At September 30, 1995 and December 31, 1994, Tier 1 capital of the Company and the Bank consisted of their respective amounts of common shareholders' equity. Tier 1 capital excludes any net unrealized gains or losses resulting from the implementation of SFAS No. 115. Tier 2 capital consisted of Tier 1 capital plus the allowance for credit losses, subject to limitations.

         Under the guidelines, total risk-weighted assets of the Company and the Bank are determined by assigning balance sheet assets and credit equivalent amounts of off-balance sheet financial instruments to one of four broad risk categories having risk weights ranging from 0% to 100% (see Note 7 in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report on Form 10-K). The aggregate dollar amount of each category is multiplied by the risk weight associated with that category and the resulting weighted values from each category are summed to determine total risk-weighted assets.

         Each bank holding company and national bank must maintain (i) a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and (ii) a minimum ratio of total qualifying capital to total qualifying assets ("total risk-based capital ratio") of 8.0%, with the amount of the allowance for credit losses that may be included in Tier 2 capital limited to 1.25% of total risk-weighted assets.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

         The FRB and OCC have adopted minimum Tier 1 capital leverage ratio standards applicable to bank holding companies and national banks, respectively. The capital leverage ratio standards operate in tandem with the guidelines and require a minimum ratio of Tier 1 capital to adjusted total assets ("capital leverage ratio") of 3% for the highest rated bank holding companies and banks. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

         In July 1991, the Bank entered into a formal agreement with the OCC (the "Formal Agreement"), pursuant to which the Bank was required to maintain
(i) a capital leverage ratio equal to at least 6.5% and (ii) a total risk-based capital ratio equal to at least 10.0%. As set forth below, the Bank's capital leverage ratio at September 30, 1995 was 5.22%, and the total risk-based capital ratio was 8.95%. As of September 30, 1995, both of these ratios were not in compliance with the Formal Agreement. The OCC has proposed a revised agreement that maintains the capital requirements of the Formal Agreement and imposes additional requirements on the Bank, including the development of a three year capital plan. The Company has recently entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco, which is in addition to the Memorandum of Understanding entered into in 1991, requiring the submission of a plan to increase the Bank's capital. The Bank may be subject to further regulatory enforcement action by the OCC. See "Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         Information about the regulatory capital of the Company and the Bank at September 30, 1995 and December 31, 1994 is set forth below.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 4 - Shareholders' Equity and Regulatory Capital (continued)

Information about the regulatory capital of the Company and the Bank at September 30, 1995 and December 31, 1994 is set forth below.

                                         September 30, 1995
                                             (Unaudited)                           December 31, 1994
                               -------------------------------------     -------------------------------------
                                    Company             Bank                  Company              Bank
                               -----------------  ------------------     ------------------  -----------------
                                Amount    Ratio    Amount    Ratio        Amount    Ratio     Amount    Ratio
                               --------- -------  --------- --------     --------- --------  --------- -------
                                                        (dollar amounts in thousands)
Risk-based capital (3):
    Tier 1 capital               $7,391    7.70%   $ 7,363     7.67%      $13,365     9.84%   $13,304    9.80%
    Tier 1 capital minimum
      requirement                 3,838    4.00%     3,838     4.00%        5,431     4.00%     5,431    4.00%
                               --------- -------  --------- --------     --------- --------  --------- -------
        Excess                   $3,553    3.70%   $ 3,525     3.67%      $ 7,934     5.84%   $ 7,873    5.80%
                               ========= =======  ========= ========     ========= ========  ========= =======

    Total capital                $8,618    8.98%   $ 8,590     8.95%      $15,079    11.11%   $15,018   11.06%
    Total capital minimum
      requirement                 7,676    8.00%     9,595    10.00% (1)   10,862     8.00%    13,578   10.00% (1)
                               --------- -------  --------- --------     --------- --------  --------- -------
        Excess (deficiency)      $  942    0.98%   $(1,005)   -1.05%      $ 4,217     3.11%   $ 1,440    1.06%
                               ========= =======  ========= ========     ========= ========  ========= =======



Total risk-weighted assets       $95,946           $ 95,946               $135,777            $135,777



Capital Leverage Ratio Standard (2) (3):
    Tier 1 capital               $7,391    5.24%   $ 7,363     5.22%      $13,365     5.65%   $13,304    5.62%
    Tier 1 capital minimum
      requirement (1)             5,637    4.00%     9,160     6.50% (1)    9,461     4.00%    15,374    6.50% (1)
                               --------- -------  --------- --------     --------- --------  --------- -------
        Excess (deficiency)      $1,754    1.24%   $(1,797)   -1.28%      $ 3,904     1.65%   $(2,070)  -0.88%
                               ========= =======  ========= ========     ========= ========  ========= =======
Average total assets, as
  adjusted, during three-month
  periods ended September 30,
  1995 and December 31, 1994   $140,920           $140,920               $236,526             $236,526



(1) The Bank's minimum total risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on October 31, 1991.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at September 30, 1995 and December 31, 1994 to average total assets during the respective three-month periods then ended.

(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet as a result of implementing Statement of Financial Accounting Standards No. 115.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

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

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

         The Company's allowance for credit losses is maintained at a level considered by management to be adequate to absorb estimated losses in the existing portfolio. The allowance for credit losses is increased by the provision for credit losses and decreased by the amount of loan charge-offs, net of recoveries. While management believes the level of the allowance as of September 30, 1995 is adequate to absorb losses inherent in the loan portfolio, additional deterioration in the economy of the Bank's lending area could result in levels of loan losses that could not be reasonably predicted at that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This section presents management's discussion and analysis of the consolidated financial condition and operating results of National Mercantile Bancorp (the "Company") and its subsidiary, Mercantile National Bank (the "Bank"), for the three and nine-month periods ended September 30, 1995 and 1994. The discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements (see "Item 1. Financial Statements").

                              FINANCIAL CONDITION

         At September 30, 1995, the Company's consolidated assets decreased by $93.5 million, or 40.1%, to $139.5 million from $233 million at December 31, 1994. This decrease was due primarily to a $17.7 million decrease in cash and cash equivalents, a $42.0 million decrease in securities, the sale of $6.6 million of loans and a decrease in net loans of $26.3 million. The decrease in consolidated assets from June 30, 1995 was $18.0 million, consisting primarily of a $8.9 million decrease in cash and cash equivalents and a $8.3 million decrease in net loans. Customer deposits decreased by $80.2 million or 38.6% to $127.6 million at September 30, 1995, from $207.8 million at December 31, 1994. Securities sold under agreements to repurchase decreased by $9.7 million to $2.9 million at September 30, 1995, from $12.6 million at December 31, 1994. The decrease in customer deposits from June 30, 1995 was $14.0 million. Securities sold under agreements to repurchase decreased by $1.5 million from June 30, 1995.

         The decrease in the liabilities, accompanied by a decrease in assets is consistent with the Company's planned restructuring to improve the Company's capital ratios.


                               OPERATING RESULTS

OVERVIEW

         As set forth in the accompanying consolidated statements of operations, the Company recorded a net loss for the three and nine-month periods ended September 30, 1995 of $2.5 million or $(.82) per share, and $6.0 million or ($1.94) per share, respectively as compared to a net loss for the three and nine-month periods ended September 30, 1994 of $2.8 million or $(.92) per share and $3.1 million or $(1.00) per share, respectively.

         Declining loan balances and sales of securities during 1995 continued to negatively impact the Company's total interest income. Total interest income for the three month and nine month periods ended September 30, 1995 was $2.9 million and

$9.1 million, respectively, compared with total interest income for the corresponding periods of 1994 of $5.4 million and $16.9 million, respectively. Total interest expense for the three month and nine month periods ended September 30, 1995 was $.9 million and $3.0 million, respectively, compared with total interest expense for the corresponding periods of 1994 of $1.4 million and $4.0 million, respectively. While the decrease in interest earning loans and securities caused a significant decrease in interest income, the decrease in deposits had less of an impact on interest expense, as $33.1 million (41%) of the decrease in deposits for the nine months ended September 30, 1995 was attributable to non-interest bearing demand deposits. Net interest income for the three month and nine month periods ended September 30, 1995 was $2.0 million and $6.0 million, respectively, compared with net interest income for the corresponding periods of 1994 of $3.9 million and $12.9 million, respectively. The provision for credit losses for the three month and nine month periods ended September 30, 1995 was $1.7 million and $2.2 million, respectively, compared with the corresponding amounts for 1994 of $2.4 million and $5.6 million. Loss on sale of securities available for sale for the nine month period ended September 30, 1995 was $2.5 million, including the loss of $1.3 million on the termination of a related interest rate swap, while the net unrealized loss on securities available for sale decreased for the same period by $2.8 million. Loss on sale of securities available for sale for the nine month period ended September 30, 1994 was $53 thousand, while the net unrealized loss on securities available for sale increased for the same period by $3.1 million. Net loss for the three month and nine month periods ended September 30, 1994, included losses on the sale of other assets of $1.1 million.

         The losses on sale of securities and other assets were realized as a part of the Company's planned restructuring to minimize future interest rate risk and future losses.

         In order to improve asset quality and future profitability, the Bank sold, in February 1995, criticized and/or nonperforming loans and loans that were previously charged off, in the amount of $6.6 million which represented 20.3% of the decrease in loans.

         Interest income included $557,000 of interest income received in the first quarter of 1994, from the Company's prime rate-based interest rate floor contract, which became effective in June 1992 and expired in June 1994. Also included was $1.1 million in discount accretion associated with the loan portfolio purchased in 1993 (see "Net Interest Income and Interest Rate Risk").

         The allowance for credit losses decreased $3.0 million at September 30, 1995 from September 30, 1994. The decrease is primarily attributed to the overall decrease in loan balances, the decrease in non-performing loans, and the sale of loans previously written down. The allowance for credit losses totaled $3.5 million at September 30, 1995, compared with $3.4 million at June 30, 1995, $3.4 million at March 31, 1995, and $3.1 million at December 31, 1994. Loan charge-offs for the three month period ended September 30, 1995 was $1.6 million. Provision for credit losses for the same period was

$1.7 million as a result of adequately providing for the increased risk of losses associated with purchased loans. However, the Bank's allowance for credit losses as a percentage of nonperforming assets increased to 50.7% at September 30, 1995, from 40.9% at June 30, 1995, 38.9% at March 31, 1995, and
25.4% at December 31, 1994 as a result of the 43.3% decrease in nonperforming assets during the first nine months of 1995. Non-performing assets decreased by 17.1% from June 30, 1995.

         Other operating income (loss) for the nine months of 1995 was a net loss of $1.0 million including a net realized loss of $2.5 million as a result of the sale of $42.0 million of investment securities available for sale and the termination of a related swap. Other operating income (loss) for the nine months of 1994 was a net loss of $.5 million including a loss on sale of the movie library of $1.1 million, recorded in the third quarter of 1994. Fee income also decreased in 1995 from the same periods in 1994 due to reduced loan and deposit activity in 1995 as a result of the smaller loan and deposit bases. Other income for the nine months of 1995 included $730 thousand in income from insurance proceeds.

         Other operating expenses decreased 10.1% and 11.6% for the three and nine month periods ended September 30, 1995 as compared to the same periods in the prior year. The decrease was due primarily to management's efforts to continue to reduce operating expenses. Compensation expense decreased $1.1 million or 26.2%, for the first nine months of 1995, compared with the same period in the prior year.

         Total assets of the Company at September 30, 1995 have continued to decrease. As part of the Company's capital plan for the Bank and its restructuring of the organization, the Company had reduced the Bank's asset size through sales of securities available-for-sale which were funded by high cost deposits, reduced classified assets through the sale of loans and reduced operating expenses through consolidating functions and reduction of personnel. The restructuring of the Bank began during the third quarter of 1994 and the Bank continues to improve the quality of its assets, minimize its interest rate risk, generate fee income and reduce overhead expenses in efforts to return to profitability. However, should a reduction in asset size continue to occur without corresponding reductions in operating expenses, interest income from the reduced earning asset base may not cover operating expenses.

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DECLINING REAL ESTATE VALUES

         While economic conditions nationally and elsewhere in California are improving, southern California's economy remained weak. Commercial and residential real estate market values in southern California continue to remain depressed, adversely impacting the financial condition and liquidity of many of the Company's borrowers. Net loan charge-offs were at an historic high for 1994. Nonperforming assets at September 30, 1995 totaled $6.8 million and included $1.4 million of other real estate owned, compared with $12.0 million in Non-performing assets at December 31, 1994, and $8.2 million at June 30, 1995. Other real estate owned was $1.5 million at December 31, 1994.

NONPERFORMING ASSETS

         The level of nonperforming assets, as presented in Table 1, decreased $5.2 million during the first nine months of 1995 from the level at December 31, 1994, and decreased $1.4 million from June 30, 1995. The decrease was primarily the result of the sale of classified assets in February, 1995 and the decrease in nonaccrual loans. The amount of nonperforming loans for which the Company does not hold substantial collateral amounted to $.6 million at September 30, 1995, or 10.8% of all nonperforming loans at that date, compared to $2.9 million, or 24.1% at December 31, 1994, and $2.0 million or 29.1% at June 30, 1995.

         NONACCRUAL LOANS. Nonaccrual loans decreased $3.2 million during the first nine months of 1995 to $.2 million as compared to $3.4 million at December 31, 1994. Nonaccrual loans were $1.3 million at June 30, 1995. Loans reported as nonaccrual at December 31, 1994 of $2.7 million were sold in the first quarter of 1995. Of the loans reported as nonaccrual at December 31, 1994, $568,000 were charged-off by the Company during the first nine months of 1995. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

         TROUBLED DEBT RESTRUCTURINGS. Included within nonperforming loans presented in Table 1 are troubled debt restructurings ("TDR"). TDRs represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. At September 30, 1995, TDRs totaled $5.2 million compared to $4.9 million at June 30, 1995 and $5.6 million at December 31, 1994. The decrease in troubled debt restructurings at June 30, 1995 from December 31, 1994 represents the sale of loans totaling $620 thousand as well as the migration of one loan totaling $60 thousand to loans contractually past due ninety or more days and still accruing interest. The increase in TDRs at September 30, 1995 resulted from the addition of $339 thousand in loans to this category.

         LOANS CONTRACTUALLY PAST DUE NINETY OR MORE DAYS. Loans contractually past due ninety or more days decreased to $54 thousand at September 30, 1995 from $664 thousand at June 30, 1995 and $1.5 million at December 31, 1994.

         LOAN DELINQUENCIES. Loan delinquencies decreased to $1.2 million or 1.4% of net loans outstanding at September 30, 1995 from $3.1 million or 3.2% of net loans outstanding at June 30, 1995, $9.7 million, or 9.9% of net loans outstanding at March 31, 1995 and $6.4 million or, 5.1% of net loans outstanding at December 31, 1994.

         LOAN CHARGE-OFFS. As reflected in Table 3, the Company charged-off loans amounting to $1.6 million and $2.6 million during the three and nine month periods ended September 30, 1995 respectively, as compared to $2.9 million and $7.6 million during the corresponding periods in 1994. Recoveries of loans previously charged-off totaled $11 thousand and $709 thousand for the three and nine month periods ended September 30, 1995 as compared to $938 thousand and $1.8 million during the same periods in 1994.

         FUTURE EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DEPRESSED REAL ESTATE VALUES ON THE ALLOWANCE FOR CREDIT LOSSES. As indicated in Table 2, a significant percentage of the Company's loan portfolio continues to be unsecured or collateralized by real property. The prolonged effects of the southern California economic recession and attendant depressed residential and commercial real estate values may continue to adversely impact the financial condition and liquidity of the Company's borrowing customers. As such, the Company may continue to experience high levels of, or further increases in, nonperforming loans, provisions for credit losses and charge-offs of nonperforming loans.

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

Table 1
Nonperforming Assets

(dollar amounts in thousands)                                                                     December 31,
                                                          Sept 30,    June 30,    March 31,   --------------------
                                                            1995        1995        1995        1994        1993
                                                          --------    --------    --------    --------    --------
Nonaccrual loans                                          $   189     $ 1,303     $   765     $ 3,426     $ 7,780
Troubled debt restructurings                                5,215       4,897       4,902       5,582       5,584
Loans contractually past due ninety or more days with
  respect to either principal or interest and
  continuing to accrue interest                                54         664       1,466       1,507       2,502
                                                          --------    --------    --------    --------    --------
      Nonperforming loans                                   5,458       6,864       7,133      10,515      15,866

Other real estate owned                                     1,369       1,369       1,529       1,529       6,175
                                                          --------    --------    --------    --------    --------
Total nonperforming assets                                $ 6,827     $ 8,233    $  8,662    $ 12,044    $ 22,041
                                                          ========    ========    ========    ========    ========

Allowance for credit losses as a percent of
  nonaccrual loans                                         1830.2%      258.6%      440.1%       89.4%       86.1%
                                                          ========    ========    ========    ========    ========
Allowance for credit losses as a percent of
  nonperforming loans                                        63.4%       49.1%       47.2%       29.1%       42.2%
                                                          ========    ========    ========    ========    ========
Total nonperforming assets as a percent of
  total loans outstanding                                     7.6%        8.4%        8.5%       10.4%       13.6%
                                                          ========    ========    ========    ========    ========
Total nonperforming assets as a percent of
  total shareholders' equity                                 96.2%       85.8%       86.2%      116.8%       99.3%
                                                          ========    ========    ========    ========    ========

Table 2
Loan Portfolio Composition and Allocation of the
Allowance for Credit Losses

(dollar amounts in thousands)                                                       December 31,
                                                            September 30,   ----------------------------
                                                               1995            1994            1993
                                                            ------------    ------------    ------------
Loan Portfolio Composition:
 Real estate construction and land development              $   932   1%   $    948   1%   $  1,676   1%
 Commercial loans:
   Secured by one-to-four family residential properties      10,287  11%     18,398  16%     20,098  12%
   Secured by multifamily residential properties              3,464   4%      2,368   2%      4,985   3%
   Secured by commercial real properties                     33,480  37%     32,061  28%     40,330  25%
   Other - secured and unsecured                             30,336  34%     43,385  37%     66,665  41%
 Home equity lines of credit                                  6,206   7%      2,867   2%      7,122   4%
 Consumer instalment and unsecured loans to individuals       4,901   6%     15,691  14%     22,073  14%
                                                            ------- ----   -------- ----   -------- ----
                                                            $89,606 100%   $115,718 100%   $162,949 100%

 Deferred net loan origination fees, purchased
   loan discount and gains on termination of
   interest rate hedging contracts                             (230)           (434)         (1,158)
                                                            --------        --------        --------
Gross loans outstanding                                     $ 89,376        $115,284        $161,791
                                                            --------        --------        --------
Allocation of the Allowance for Credit Losses:
 Real estate construction and land development              $    16              17        $     30
 Commercial loans:
   Secured by one-to-four family residential properties         347              77             499
   Secured by multifamily residential properties                 66              51             472
   Secured by commercial real properties                        902             674           1,422
   Other - secured and unsecured                              1,912           1,645           2,181
 Home equity lines of credit                                    113              18             149
 Consumer instalment and unsecured loans to individuals         101             578           1,937
                                                            --------        --------        --------
   Allowance allocable to gross loans outstanding             3,457           3,060           6,690

 Commitments to extend credit under standby and
   commercial letters of credit                                   2               3               7
                                                            --------        --------        --------
  Total allowance for credit losses                         $ 3,459         $ 3,063         $ 6,697
                                                            ========        ========        ========
Allowance for credit losses allocable to gross loans
 outstanding as a percent of gross loans outstanding           3.88%           2.66%           4.14%
                                                               =====           =====           =====

Table 3
Analysis of Changes in the Allowance for Credit Losses

(dollar amounts in thousands)
                                                                                 Three-month periods ended
                                                            --------------------------  ------------  ------------  ------------
                                                            September 30,   June 30,     March 31,    December 31,  September 30
                                                                1995          1995          1995          1994          1994
                                                            ------------  ------------  ------------  ------------  ------------
Balance at beginning of period                             $      3,370  $      3,367  $      3,063  $      6,047  $      5,991

Loans charged off:
  Real estate construction and land development                      --            --            --            --            45
  Commercial loans:
    Secured by one-to-four family residential properties             --            50            70           788           904
    Secured by multifamily residential properties                    --            --            --            --            --
    Secured by commercial real properties                            53           191            --         1,407            --
    Other - secured and unsecured                                 1,505            --            92         3,129         1,654
  Home equity lines of credit                                        --            --            --           257            --
  Consumer instalment and unsecured loans
    to individuals                                                   84           466            49         1,024           247
                                                            ------------  ------------  ------------  ------------  ------------
    Total loan charge-offs                                        1,642           707           211         6,605         2,850

Recoveries of loans previously charged off:
  Real estate construction and land development                      --            --            --            --            --
  Commercial loans:
    Secured by one-to-four family residential properties              1            59             1            17             4
    Secured by multifamily residential properties                    --            --            --            --            --
    Secured by commercial real properties                            --            --            --            --            --
    Other - secured and unsecured                                     4            89           342           929           906
  Home equity lines of credit                                        --            --            --            --            --
  Consumer instalment and unsecured loans
    to individuals                                                    6           181            26           498            28
                                                            ------------  ------------  ------------  ------------  ------------
    Total recoveries of loans previously charged off                 11           329           369         1,444           938
                                                            ------------  ------------  ------------  ------------  ------------
Net loan charge-offs                                              1,631           378          (158)        5,161         1,912

Provision for credit losses                                       1,720           381           146         2,177         2,366
                                                            ------------  ------------  ------------  ------------  ------------
Balance at end of period                                   $      3,459  $      3,370  $      3,367  $      3,063  $      6,445
                                                            ------------  ------------  ------------  ------------  ------------

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

         The Company analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets. The Company's asset base continued to decrease, and as a result interest earning assets and interest bearing liabilities continued to decrease. If this trend continues without a corresponding reduction in operating expenses, interest income from the reduced earning asset base may not cover operating expenses of the Bank. Interest earning assets at September 30, 1995 decreased to $129.4 million, compared with $142.3 million at June 30, 1995, $150.5 million at March 31, 1995 and $208.6 million at December 31, 1994. Interest earning assets as a percentage of total assets was 92.7% at September 30, 1995, compared with 90.4% at June 30, 1995, 93.7% at March 31, 1995 and 89.6% at December 31, 1994.
Interest bearing liabilities at September 30, 1995 decreased to $76.2 million, compared with $82.7 million at June 30, 1995, $97.0 million at March 31, 1995 and $133.0 million at December 31, 1994. Interest bearing liabilities as a percentage of total assets was 54.6% at September 30, 1995, compared with 52.5% at June 30, 1995, 60.4% at March 31, 1995 and 57.1% at December 31, 1994.

         Total loans receivable at September 30, 1995 decreased to $89.4 million, compared with $97.6 million at June 30, 1995, $101.5 million at March 31, 1995 and $115.3 million at December 31, 1994. Loans receivable as a percentage of total assets was 64.1% at September 30, 1995, compared with 62.0% at June 30, 1995, 63.2% at March 31, 1995 and 52.3% at December 31, 1994.
Total deposits at September 30, 1995 decreased to $127.6 million, compared with $141.6 million at June 30, 1995, $146.5 million at March 31, 1995 and $207.8 million at December 31, 1994, while interest bearing deposits at September 30, 1995 decreased to $73.3 million, compared with $78.3 million at June 30, 1995, $95.2 million at March 31, 1995 and $120.4 million at December 31, 1994. Total deposits as a percentage of total assets was 91.5% at September 30, 1995, compared with 90.0% at June 30, 1995, 91.2% at March 31, 1995 and 89.2% at December 31, 1994. Interest bearing deposits as a percentage of total deposits was 57.5% at September 30, 1995, compared with 55.3% at June 30, 1995, 65.0% at March 31, 1995 and 57.9% at December 31, 1994, while interest bearing deposits as a percentage of loans receivable was 82.0% at September 30, 1995, compared with 80.3% at June 30, 1995, 93.8% at March 31, 1995 and 98.8% at December 31, 1994.

         EFFECTS OF NONPERFORMING LOANS ON NET INTEREST INCOME. Foregone interest income attributable to nonperforming loans amounted to $33,000 and $132,000 for the three and nine month periods ended September 30, 1995, compared with $200,000 and $900,000 for the corresponding periods in 1994. Although the Bank sold a large portion of the nonperforming loans in February 1995, to the extent that additional loans are identified as nonperforming in future periods, operating results will continue to be adversely affected. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

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

         Customer service expense related to these deposits is classified as noninterest expense. If customer service expenses related to real estate title and escrow customers were classified as interest expense, the Company's reported net interest income and noninterest expense would be reduced correspondingly, by $652,000 and $613,000 for the nine month periods ended September 30, 1995 and 1994, respectively.

INTEREST RATE RISK MANAGEMENT

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

         HEDGING CONTRACTS. In December 1994, the Bank entered into an interest rate swap contract. Under the terms of the agreement, the Bank received a floating U.S. libor rate, initial rate of 6.8%, and paid an 8.2% fixed rate. Payments were calculated on a $30 million notional amount based on a three year term to be paid semi annually. The original expiration of the contract was March 31, 1995, which was subsequently extended to July 31, 1995. The swap was terminated in the second quarter of 1995, with a realized loss of $1.3 million.

         In October, 1993, the Bank entered into an interest rate swap contract. Under the terms of the agreement, the Bank received 6.0% fixed and paid floating-rate prime for 21 months on a $10 million notional amount. The swap was intended to bring the Bank's interest rate sensitivity "gap" back within policy guidelines for interest rate risk exposure. The Bank had moved slightly outside of these guidelines during the third quarter of 1993, primarily due to the September 7, 1993, $20.8 million loan purchase which consisted of almost all floating-rate prime based loans. The swap matured on August 2, 1995.

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

         The weighted average yield on loans receivable was 9.86% and 9.78% for the three month and nine month periods ended September 30, 1995, compared with 12.26% and 12.41% for the corresponding periods in 1994. The yield on loans in 1994 was significantly higher as a result of accretion of discount associated with a purchased loan portfolio. This accretion represented yields of 3.99% and 3.79% for the three and nine month periods in 1994. Weighted average yield on total earning assets was 8.75% and 8.37% for the three month and nine month periods ended September 30, 1995, compared with 9.82% and 9.76% for the corresponding periods in 1994. Weighted average rate on all deposits was 4.65% and 4.70% for the three month and nine month periods ended September 30, 1995, compared with 4.05% and 3.67% for the corresponding periods in 1994.

INVESTMENT SECURITIES

         Investment securities decreased to $20.0 million at September 30, 1995, from $20.4 million at June 30, 1995, $28.5 million at March 31, 1995 and $62.1 million at December 31, 1994. The decrease was due to sales of securities available for sale, resulting in realized losses during the first and second quarters of 1995. Net unrealized losses on securities available for sale at September 30, 1995 decreased to $292 thousand from $311 thousand at June 30, 1995, $1.6 million at March 31, 1995 and $3.1 million at December 31, 1994.

OTHER OPERATING INCOME

         As set forth in the accompanying condensed consolidated statements of operations and discussed in the 1994 Form 10-K, the Company's principal sources of recurring other operating income continue to be foreign exchange services, investment services, and deposit-related and other customer services. Fee income decreased $64 thousand or 23.9% in the third quarter of 1995, from the third quarter of 1994, and decreased $187 thousand or 15.8% for the first nine months of 1995 from the same period in 1994, resulting primarily from decreases in international services and investment services. Management anticipates that fee income from international services and investment services and the origination and sale of Small Business Administration loans will continue to represent important sources of other operating income.

OTHER OPERATING EXPENSES

         As indicated in the accompanying condensed consolidated statements of operations, the Company reduced total operating expenses by $337,000, or 10.1%, during the third quarter of 1995 from the third quarter of 1994, and $1.1 million or 11.6% for the first nine months of 1995 from the same period in 1994. The reductions result, in part, from management's efforts to continue to reduce operating expenses. The reduction is mainly attributable to a $397,000 or 27.4% and $1.1 million or 26.2% reduction in salaries and related expenses for the three and nine month periods ended September 30, 1995.

         Management continues to explore measures to further reduce the level of other operating costs. Further reductions in operating expenses will be required as the Bank's assets are reduced along with corresponding net interest income.

         The Company is currently negotiating with its landlord to restructure its lease for the Bank's premises. It is essential that the lease be materially restructured so that the Company can reduce its operating expenses. During the negotiation process, the Company has ceased making its rental payments under the lease. Pursuant to the terms of the lease, if the landlord provides written notice to the Company and the Company fails to pay such rental payments within five (5) days of such notice, the Company will be in material default under the lease. The landlord has not provided such written notice to the Company.

INCOME TAXES

         The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. As a result of existing net operating loss carryforwards for financial statement purposes (discussed in the 1994 Form 10-K), the Company's 1995 first, second and third quarter net losses did not give rise to additional income tax benefits.

                               CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS AND REGULATORY AGREEMENTS

CAPITAL GUIDELINES

         See Note 4 of the accompanying notes to condensed consolidated financial statements for a discussion of the capital requirements applicable to the Company and the Bank.

FORMAL AGREEMENT

         The Bank entered into a formal agreement with the OCC in July 1991 (the "Agreement"), pursuant to which the Bank is required to maintain (i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) total qualifying capital equal to at least
10.0 percent of the Bank's total risk-weighted assets ("total risk-based capital ratio"). As set forth in Note 4, the Bank's capital leverage ratio and total risk-based capital ratio at September 30, 1995 were 5.22% and 8.95%, respectively. At September 30, 1995, the Bank was not in compliance with both capital requirements maintaining neither a capital leverage ratio of 6.5% nor a total risk-based capital ratio of 10.0% pursuant to the Formal Agreement. The OCC has proposed a revised agreement that maintains the capital requirements of the Formal Agreement and imposes additional requirements on the Bank. The proposed revised agreement requires the Bank to appoint a new chief executive officer and chief financial officer, to make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, to review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, to prepare a written analysis of any new products or services, to maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, to develop a three year capital plan and strategic plan, and to improve the Bank's loan administration. The Bank may be subject to further regulatory enforcement action by the OCC. The Bank has recently appointed Scott A. Montgomery as President, Chief Executive Officer and a Director of the Bank, subject to regulatory approval.

         The Company entered into a Memorandum of Understanding ("1995 MOU") on October 26, 1995 with the Federal Reserve Bank of San Francisco ("FRB"). This MOU is separate from the Memorandum of Understanding entered into by the Company and the FRB in 1991 (the "1991 MOU") which remains in effect. The 1995 MOU prohibits the Company from paying dividends without prior approval of the FRB, requires the submission of a plan to increase the Bank's capital ratios, requires the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibits the incurrence or renewal of debt without the FRB's approval, restricts cash expenditures in excess of $10,000 in any month and prohibits the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval. The Company may be subject to further regulatory enforcement action by the FRB.

         FUTURE EFFECTS OF AGREEMENT ON DIVIDENDS. These are statutory and regulatory limitations on the amount of cash dividends which may be distributed by a national bank. As a result of those limitations and reported net losses in 1990, 1991, 1992, 1994 and the first three quarters of 1995, the Bank could not have declared dividends to the Company at September 30, 1995 without the prior approval of the OCC. In addition, management expects the Agreement (and the proposed amended agreement) will substantially impair the ability of the Bank to declare and pay dividends to the Company during the foreseeable future, since the Bank currently intends to retain any earnings in order to augment its regulatory capital. As dividends from the Bank are the principal source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. Moreover, the 1991 MOU and the 1995 MOU prohibit the Company from paying dividends without the prior written approval of the FRB.

FUTURE EFFECTS OF NONPERFORMING LOANS AND CREDIT LOSSES ON CAPITAL RESOURCES

         The ability of the Company and the Bank to maintain appropriate levels of capital resources is ultimately dependent on their ability to support earning asset growth with continued earnings. The Company experienced net losses in 1990, 1991, 1992, 1994 and the first three quarters of 1995, primarily as a result of increased provisions for credit losses, losses on the sale of investment securities, losses on OREO and other assets, and reductions in interest earning assets without a corresponding reduction in operating expenses. The Company experienced decreases in the level of nonperforming assets since December 31, 1993 (see "Credit Portfolio Composition and Credit Risk") with the September 30, 1995 level of $6.8 million representing a decrease of $1.4 million from June 30, 1995 and a decrease of $5.2 million over the level at December 31, 1994. This decrease was due primarily to the sale of loans in the first quarter of 1995, and a decrease in nonaccrual loans in the third quarter of 1995. Increases in nonperforming assets may negatively affect the Company's ability to generate adequate earnings to the extent that such nonperforming assets result in increased provisions for credit losses and charge-offs or adversely affect the level of income from loans in those future periods (see "Net Interest Income and Interest Rate Risk"). For the immediate future, the Company and the Bank intend to raise regulatory capital ratios in excess of those required by the Agreement primarily through the declining loan balances and earning asset levels since 1991 and from increases in capital from retained earnings or other sources. At the same time, the Company is committed to pursuing all options regarding the future of the Bank, including working with investment banking advisors on efforts to find a strategic alliance. In the long term, absent a strategic alliance, additional capital will have to be raised to ensure the Bank's growth and prosperity.

                                   LIQUIDITY

LIQUIDITY MANAGEMENT

         The accompanying consolidated statements of cash flows present certain information about cash flows from operating, investing and financing activities. The Bank's principal cash flows relate to investing and financing activities, rather than operating activities. While the statements present the periods' net cash flows from lending and deposit activities, they do not reflect certain important aspects of the Bank's liquidity, including (i) anticipated liquidity requirements under outstanding credit commitments to customers (ii) intraperiod volatility of deposits, particularly fluctuations in the volume of commercial customers' noninterest-bearing demand deposits, and
(iii) unused borrowings available under federal funds lines, repurchase agreements and other arrangements. The management believes that the liquidity guidelines are generally more indicative of the Bank's overall liquidity position. A source of operating cash flows is net interest income. See "Net Interest Income and Interest Rate Risk" for a discussion of the impact of recent trends and events on this source of operating cash flows. While the Bank no longer has a credit accommodation facility at a correspondent bank, an accommodation has been put in place at the Federal Reserve Bank. Management monitors the Bank's assets and liabilities on a daily basis to ensure that funding sources remain adequate to meet anticipated demand. While management believes the Bank's funding sources are adequate to meet anticipated demand, no assurance can be made that demand on the Bank's resources will not exceed the Bank's funding sources.

         The Company (as opposed to the Bank) has approximately $20,000 of liquid assets on its books. The Company has only limited expenses at the present time but has no ability to fund the Bank's cash needs. The Company is evaluating available methods to raise additional capital.


LIQUIDITY TRENDS

         During 1994, the Company has experienced a decline, continuing through the third quarter of 1995, in total deposits. During the three months ended September 30, 1995, total deposits decreased, while savings deposits and time certificates of deposit increased. Total deposits decreased at September 30, 1995 as compared to December 31, 1994, while savings deposits increased.

         Time certificates of deposit of $100,000 or more continued to represent a less significant source of funding during 1995. This represents the continuation of a trend which began in 1991. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.

         The Company maintains a wholesale institutional funds acquisition operation ("money desk"). This operation provided 18% of the Company's average total funding sources during the 1995 third quarter, as compared to 34% during the year-earlier third quarter, while noninterest-bearing demand deposits provided 42% of average total funding sources during the 1995 third quarter, compared to 34% during the comparable 1994 period. Management's plan to reduce asset size through the sale of securities which were funded by these types of deposits will eventually phase out the money desk operation where higher interest-rate-bearing, more volatile funds were obtained through outside brokers. On the other hand, the Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation as well as by attracting traditional local market area deposits. However, the Bank's policy is to activate the money desk operation as necessary if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through Money Desk activities.

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

         In February 1995, counterclaims were filed against the Bank in an action commenced by British & Commonwealth Merchant Bank ("BCMB"), as agent for itself and the Bank, in England against Lloyd's Underwriters and Company Underwriters (collectively, "Lloyd's"). The Bank and BCMB claim that Lloyd's owes them $120,659 of insurance proceeds relating to a claim filed by BCMB (for itself and the Bank) for approximately $7.8 million under policies insuring repayment of a loan from the Bank and BCMB to Performance Guarantees, Inc. for production of a film entitled "Barr Sinister". In November 1991, Lloyd's paid the $7.8 million in insurance proceeds, which Lloyd's now seeks to recover a half each from the Bank and BCMB. In its counterclaim, Lloyd's contends that the Leading Underwriter and Hayward & Co., the insurance broker, lacked authority to bind Lloyd's and to issue the insurance policies under which payment was made and that declarations made by the broker to bring the film within the insurance coverage were inaccurate. Lloyd's position, therefore, is that such payment should be returned to Lloyd's.

         The Bank believes it has meritorious defenses to these counterclaims and intends to defend the counterclaims vigorously. The Bank also believes that, if it is unsuccessful in the counterclaims, the Bank has claims against other parties for recovery of any amounts it may have to repay to Lloyd's.

         On or about October 7, 1992, an action was commenced by two shareholders of National Mercantile Bancorp, Messrs. Berlin and Zlotnick, in the United States District Court for the Eastern District of Pennsylvania against the Company and the following former and current directors, officers, and/or employees of the Company: Messrs. Ladd, Thornburg, Hughes, Tomich, Bell, Guldeman, Smith, Brewer, Wolfen, Winner, Thomson, Hickey, Grahm, and Domyan and Ms. Romero and Ms. Thornton. The plaintiffs contended that the claims were being asserted (a) on a derivative basis on behalf of the Company and (b) on behalf of a purported class of (i) purchasers of the Company's stock during the period October 7, 1989 through July 12, 1994 and (ii) persons who owned shares of the Company on the record dates and who were eligible to vote at the 1990, 1991 and 1992 Annual Meetings of Shareholders of the Company.

         The complaint was a derivative and class action case, which purported to assert various violations of the Securities and Exchange Act of 1934 and state common law claims for violation of the directors' alleged duty of candor, common law negligent misrepresentation and breach of fiduciary duty, and waste of corporate assets. The plaintiffs sought class certification, declaratory and injunctive relief, consequential and punitive damages in an unspecified amount and attorneys' fees.

         On December 22, 1994, the parties to the action filed a stipulation for settlement (the "Stipulation") with the Court. According to the Stipulation, all claims in the action were to be settled, discharged and dismissed with prejudice. The monetary portion of the settlement was to be funded solely by the Company's insurer for the relevant time period (approximately $1.6 million was being held in an escrow account) and none of the defendants were to be required to pay any portion of the settlement. The Stipulation was approved by the Court on May 1, 1995 and the period for appeal has expired. This action has been concluded except for the issuance of the warrants and the election of the two new directors as stipulated. The Company will be required to issue warrants to the class to purchase shares of the common stock of the Company equal to 5.0% of the present issued and outstanding shares of the common stock of the Company. The exercise price of the warrants shall be 10% less than the average market price of the Company's shares traded during the previous sixty days prior to July 12, 1994. The warrants shall be exercisable during a three year period which shall commence one year after the effective date of the Settlement. Plaintiffs' attorneys received 30% of the monetary portion of both the derivative and class settlement amount and will receive 30% of the warrants. In the two year period after the approval of the proposed settlement, the Company will be required to elect two new members to its Board of Directors from a list supplied by the plaintiffs.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         Robert E. Thomson, the Company's Vice Chair, assumed the position of President/CEO of the Bank on an interim basis on August 9, 1995 replacing Donald T. Thornburg, whose contract expired. Mr. Thornburg also resigned as a director of the Company as of that date. Mr Scott Montgomery has been hired by the Board of Directors as President and CEO of the

Bank, and as a director of the Company, subject to final regulatory approval. Efforts continue in the process of hiring a permanent Chief Financial Officer for the Bank. Mr. Howard Ladd, the Company's Chairman, is the acting President/CEO of the Company. Warner F. Wolfen resigned as a director and secretary of the Company as of August 18, 1995. A. Thomas Hickey was appointed Secretary. Michael R. Peevey resigned as a director as of September 8, 1995.

         The Company and the Bank were not in compliance with its regulatory minimum required number of directors during the quarter ended September 30, 1995 but were brought into compliance with this requirement as of November 10, 1995 with the addition of Mr. Scott Montgomery to the boards of the Company and the Bank.

         The Company has retained an advisor specializing in raising capital and strategic planning to assist the Company in preparing a three year capital plan and strategic plan for the Bank.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits required by Item 601 of Regulation S-K.

         Item 10.1: Form of Stay Bonus Agreement between the Company, Mercantile National Bank and some of its officers.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              National Mercantile Bancorp
                                                     (Registrant)




    November 17, 1995                         /s/ HOWARD P. LADD
                                              -------------------------------
                                              Howard P. Ladd
                                              Chief Executive Officer




    November 17, 1995                         /s/ ROBERT E. THOMSON
                                              -------------------------------
                                              Robert E. Thomson
                                              Acting Chief Financial Officer