Form 10-K
period 1995-12-31
NATIONAL MERCANTILE BANCORP
filed 1996-04-15
CIK 714801

                                                         SECURITIES AND EXCHANGE COMMISSION
                                                         WASHINGTON, D.C. 20549
                                                         FORM 10-K
                                            (Mark One)
                                                   [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                         THE SECURITIES EXCHANGE ACT OF 1934
                                                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                                    or
                                                   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                         THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from   NA  TO
                                Commission File Number   0-15982
                          (Exact name of registrant as
                             specified in its charter)   NATIONAL MERCANTILE BANCORP
                       (State or other jurisdiction of
                        incorporation or organization)   CALIFORNIA
                  (I.R.S. employer identification No.)   95-3819685
              (Address of principal executive offices)   1840 CENTURY PARK EAST
                                                         LOS ANGELES, CALIFORNIA
                                            (Zip code)   90067
                        Registrant's telephone number,
                                  including area code:   (310) 277-2265
                     Securities registered pursuant to
                             Section 12(b) of the Act:   NONE
                     Securities registered pursuant to
                             Section 12(g) of the Act:   COMMON STOCK, NO PAR VALUE
                                                         (TITLE OF CLASS)
                    Indicate by check mark whether the
                 registrant: (1) has filed all reports
           required to be filed by Section 13 or 15(d)
                of the Securities Exchange Act of 1934
                        during the preceding 12 months
       (or for such shorter period that the registrant
               was required to file such reports), and
     (2) has been subject to such filling requirements
                                 for the past 90 days.   YES 'X'    NO
                  Indicate by check mark if disclosure
                      of delinquent filers pursuant to
           Item 405 of Regulation S-K is not contained
             herein, and will not be contained, to the
                    best of registrant's knowledge, in
            definitive proxy or information statements
                 incorporated by reference in Part III
                                     of this Form 10-K   [ ].
                         The aggregate market value of
               the voting stock held by non-affiliates
                     of the registrant, based upon the
                closing sale price of its Common Stock
               as reported by the National Association
      of Securities Dealers Automated Quotation System
                  on March 25, 1996, was approximately   $6,048,696.
                 The number of shares of Common Stock,
                       no par value, of the registrant
                     outstanding as March 25, 1996 was   3,078,146.
                  DOCUMENTS INCORPORATED BY REFERENCE:   NONE
                                                         This Report Includes a Total of 83 Pages
                                                         Index to Exhibits at Pages 82 to 83

FORM 10-K

TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                                                     Page(s) in
                                                                                                     Form 10-K
                                                                                                     ----------
PART I
Item 1.      Business                                                                                     1
Item 2.      Properties                                                                                  13
Item 3.      Legal Proceedings                                                                           14
Item 4.      Submission of Matters to a Vote of Security Holders                                         15
PART II
Item 5.      Market for the Registrant's Common Equity and Related Shareholder Matters                   16
Item 6.      Selected Financial Data                                                                     17
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations       18
Item 8.      Financial Statements                                                                        46
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        74
PART III
Item 10.     Directors and Executive Officers of the Registrant                                          74
Item 11.     Executive Compensation                                                                      76
Item 12.     Security Ownership of Certain Beneficial Owners and Management                              78
Item 13.     Certain Relationships and Related Transactions                                              79
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            80
Signatures                                                                                               81
Index to Exhibits                                                                                        82

PART I

ITEM 1. BUSINESS

NATIONAL MERCANTILE BANCORP

National Mercantile Bancorp (the "Company") is a corporation which was organized under the laws of the State of California on January 17, 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's principal asset is the capital stock of Mercantile National Bank (the "Bank"), which became its wholly-owned subsidiary on May 31, 1984.

The Company's principal business is to serve as a holding company for the Bank, and for other banking or banking-related subsidiaries which the Company may establish or acquire. On February 6, 1986, the Federal Reserve Bank of San Francisco ("FRBSF") approved the Company to engage in lending activities. As a legal entity separate and distinct from its subsidiary, the Company's principal source of funds is, and will continue to be, dividends paid to the Company by the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company (See Note 14 of the accompanying notes to consolidated financial statements). In addition, the Company entered into a Memorandum of Understanding with the FRBSF wherein the Company agreed to not pay any dividends without the prior written approval of the FRBSF. (See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "Capital Resources" and "Regulatory Agreements.")

At December 31, 1995, the Company had total consolidated assets of $132.0 million.

MERCANTILE NATIONAL BANK

General

The Bank was organized on October 29, 1981, as a national banking association and obtained a Certificate of Authority to commence the business of banking from the Office of the Comptroller of the Currency (the "OCC") effective March 22, 1982. As a result of examinations conducted in 1995, the bank entered into a formal regulatory agreement with the OCC on December 14, 1995 (the "Formal Agreement") which supersedes and replaces a formal regulatory agreement entered into by the Bank on July 26, 1991. For additional information concerning the Amended Formal Agreement, see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- "Capital Resources" and "Regulatory Agreements." See also "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act."

The Bank seeks to distinguish itself from its larger and better known competitors by providing a wide range of financial services to a limited number of niche markets. These niche markets include the entertainment industry, the technology market, the private banking market, business banking clients, Small Business Administration clients, and escrow companies.

The Bank's business activities generate deposits and loans. The Bank provides investment services as an added service to its client group. The Bank offers investment services in conjunction with a third party broker dealer. On behalf of the Bank, the third party broker dealer provides a range of investment services, including mutual funds, annuities and certain insurance products. In the entertainment segment, deposits are gathered by providing a high degree of personalized service to the business and personal managers of high net worth individuals associated with the industry. The Bank also makes loans to these individuals and their affiliates or their business managers, and to independent film production companies.

The Bank's private banking market and business banking markets also generate both deposits and loans. The private banking activities focus on those companies and individuals who provide business management services to high net worth individuals, executives, professionals and entrepreneurs, including attorneys and CPAs. Business banking focuses on professional firms, small service-oriented companies, real estate investors and middle market companies.

The Bank is also expanding its focus on providing services to technology companies which are primarily multi-media companies. The Bank considers this industry group as a part of its existing niche markets and intends to continue to provide a high level of service to clients in this industry.

The escrow company business is predominantly a deposit gathering function. Deposits are received from these clients because of the Bank's ability to provide a high degree of client service. Certain elements of this service are delivered through third party vendors. The Bank controls the magnitude of these third party client service expenses by continuously monitoring the profitability of its client relationships through the means of a computerized analytic system. These services and their underlying costs are limited by relationship profitability.

The Bank offers retail or consumer banking services primarily to the owners, directors, officers and employees of its wholesale clients and the clients of accounting and business management firms with which it regularly does business.

At December 31, 1995, the Bank had $132.0 million in assets, $78.2 million in net loans and $120.3 million in total deposits.

Competition

The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks which have many offices operating over a wide geographical area. The Bank competes for loans and deposits primarily with other commercial banks, as well as with non-bank financial institutions, and savings and loan associations, credit unions, thrift and loan companies, mortgage companies, commercial finance lenders, and providers of money market accounts. Among the advantages certain of those institutions have over the Bank is their ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. In addition, many of the major commercial banks operating in the Bank's primary service areas offer certain services, such as trust services, which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

To compete with other financial institutions in its primary service areas, the Bank relies principally upon personal contact by its officers, directors and employees and providing, through third parties, specialized services such as messenger services and escrow accounting services. For clients whose loan demands exceed the Bank's legal lending limits, the Bank has arranged for such loans on a participation basis with other banks. The Bank also assists clients requiring other services not offered by the Bank in obtaining such services from other providers.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

Government Fiscal and Monetary Policies

Banking is a business which depends in large part on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its clients and securities held in the Bank's portfolio comprise a major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted, and proposals which have been made recently, are discussed below. Recent and proposed accounting changes are discussed in "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

Federal Deposit Insurance Corporation Improvement Act of 1991

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. Set forth below is a summary of certain provisions of that law and actual and proposed enabling regulations.

Prompt Corrective Action. FDICIA requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund. The prompt corrective action provisions of FDICIA provide for certain mandatory and discretionary actions by the appropriate federal banking regulatory agency, determined mostly by an institution's ranking within the following five capital measures: "well capitalized" (significantly exceeding the required minimum capital requirements), "adequately capitalized" (meeting the required capital requirements), "undercapitalized" (failing to meet any one of the capital requirements), "significantly undercapitalized" (significantly below any one capital requirement), and "critically undercapitalized" (failing to meet all the capital requirements).

In December 1992, the federal banking agencies issued substantially uniform final regulations implementing the prompt corrective provisions of FDICIA. Under the regulations, an insured depository institution will be deemed to be:

        (i) "well capitalized" if it has:

             (a) a total risk-based capital ratio of 10% or greater,

             (b) a Tier 1 risk-based capital ratio of 6% or greater,

             (c) a leverage ratio of 5% or greater and

             (d) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

        (ii) "adequately capitalized" if it has:

             (a) a total risk-based capital ratio of 8% or greater,

             (b) a Tier 1 risk-based capital ratio of 4% or greater,

             (c) a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater, if the institution receives the highest rating from its primary regulator, and

             (d) does not meet the definition of a well capitalized bank;

        (iii) "undercapitalized" if it has:

             (a) a total risk-based capital ratio of less than 8%,

             (b) a Tier 1 risk-based capital ratio of less than 4% or

             (c) a leverage ratio of less than 4% (or a leverage ratio of less than 3%, if the institution receives the highest rating from its primary regulator;

        (iv) "significantly undercapitalized" if it has:

             (a) a total risk-based capital ratio of less than 6%,

             (b) a Tier 1 risk-based capital ratio of less than 3% or

             (c) a leverage ratio of less than 3%; and

          (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%.

The federal banking agencies may also, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower capital category. The federal banking agencies may take such action upon a showing that an institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice (including failure to correct certain unsatisfactory examination ratings). At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" until its capital ratio actually warrants such treatment.

Insured depository institutions are subject to certain incremental supervisory restraints based on their actual or imputed ranking within the five capital categories. All such institutions are prohibited from paying management fees to controlling persons or, with certain limited exceptions, making a capital distribution if, after such transaction, the institution would be undercapitalized.

If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions, and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (x) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (y) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

Significantly or critically undercapitalized insured depository institutions and undercapitalized insured depository institutions which fail to submit or, in a material respect, fail to implement an acceptable capital restoration plan are subject to one or more of the following additional regulatory actions (one or more of which is mandatory): (i) forced sale of voting shares to raise capital, or if grounds exist for conservatorship or receivership, a forced merger; (ii) restrictions on affiliate transactions; (iii) limitations on interest rates paid on deposits; (iv) restrictions on asset growth or required shrinkage; (v) alteration or curtailment of activities determined by the regulators to pose excessive risk to the institution; (vi) replacement of directors or senior executive officers; (vii) prohibition on acceptance of correspondent bank deposits; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) forced divestiture of an institution's subsidiaries or divestiture by a bank holding company of an institution or a financially troubled nonbanking affiliate; or (x) other actions as determined by the appropriate Federal regulators.

The appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

Further restrictions and sanctions are required to be imposed on critically undercapitalized insured depository institutions, including at a minimum, prohibitions on the following activities without the appropriate Federal regulators' prior written consent: (i) entering into material transactions other than in the usual course of business; (ii) extending credit for highly leveraged transactions; (iii) amending an institution's charter or bylaws; (iv) making a material change in accounting methods; (v) engaging in certain transactions with affiliates; (vi) paying excessive compensation or bonuses; or (vii) paying rates on new or renewed liabilities significantly in excess of market rates. Additionally, sixty days after becoming critically undercapitalized, an institution may not make payments of interest or principal on subordinated debt without the permission of the FDIC and its primary federal regulator. Most importantly, however, except under limited circumstances, the appropriate Federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as requested by the regulator.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

As of December 31, 1995, the Company and Bank were deemed to be adequately capitalized based upon their capital ratios, however, the Bank was not in compliance with the total risk based capital ratio and the capital leverage ratio required in the Amended Formal Agreement. (See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Regulatory Agreements.") Under the prompt corrective action provisions of the FDICIA, a subsequent reduction in capital could cause the Company and the Bank to fall within a lower capital category and subject them to the mandatory and discretionary sanctions applicable to that category. Further, as noted above, an institution that, based upon its capital levels, is adequately capitalized or undercapitalized can, under certain circumstances, be reclassified to the next lower capital category.

Rules Governing Insiders. FDICIA restates and enhances the scope of the Federal Reserve Act limitations of extensions of credit to officers, directors, and principal shareholders of member banks. Significantly, FDICIA expands the scope of the Federal Reserve Act restrictions to include all state nonmember banks. Under FDICIA, insider loan limitations applicable to banks also will be made applicable to their subsidiaries. FDICIA also provides that the total of all extensions of credit by an institution to all insiders and related interests may not exceed the bank's unimpaired capital and unimpaired surplus. FDICIA empowers the Federal Reserve Board to impose more stringent limitations on such loans. Extensions of credit that were valid on the date of this provision's enactment will not be affected.

Standards for Safety and Soundness. FDICIA requires that each federal banking agency promulgate regulations setting forth certain safety and soundness standards for insured depository institutions and, in some cases, their holding companies relating to internal controls and audits, loan documentation, credit underwriting, interest rate risk and asset growth. Standards also must be prescribed for classified earnings and the ratio of market value to book value for publicly traded shares. Further, FDICIA requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss. Institutions or holding companies failing to meet the prescribed standards will be required to submit a plan to correct any deficiencies. FDICIA provides for certain mandatory and discretionary sanctions for failing to submit or implement such a plan, including asset growth limits, capital directives and deposit interest rate ceilings.

Pursuant to FDICIA, the federal banking agencies have issued final guidelines establishing standards for safety and soundness on matters such as loan underwriting and documentation, asset quality, earnings, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Among other things, establish the maximum ratio of classified assets to total capital at 1% and the minimum level of earnings sufficient to absorb losses without impairing capital. The standards provide that a bank's earnings are sufficient to absorb losses without impairing capital if the bank is in compliance with minimum capital requirements and the bank would, if its net income or loss over the last four quarters continued over the next four quarters, remain in compliance with minimum capital requirements. Any institution which fails to comply with these standards must submit a compliance plan. Failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Real Estate Lending Standards. Pursuant to authority contained in FDICIA, the federal banking agencies adopted final regulations which were effective March 19, 1993, which require insured depository institutions to establish and maintain written internal real estate lending policies. These policies must be consistent with safe and sound banking practices and be appropriate for the size and nature of the institution involved. Additionally, they must be established by each institution only after it has considered the Interagency Guidelines for Real Estate Lending Policies, which are made a part of the final regulations. The regulations require that certain specific standards be addressed relating to loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits), loan administration procedures, and documentation, approval and reporting requirements. Each institution's lending policies must be reviewed and approved by the institution's board of directors at least once a year. Finally, each institution is expected to monitor conditions in its real estate market to ensure that its lending policies are appropriate for current market conditions. The regulations do not set forth specific loan-to-value limits, but the Interagency Guidelines do provide certain limits which should not be exceeded except under limited circumstances.

Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

Deposit Insurance Assessments. Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

Under the risk-based assessment system, a BIF member institution such as the Bank is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

Assessment Rates Effective Through the First Half of 1995

                                                                      GROUP A     GROUP B     GROUP C
                                                                      -------     -------     -------
Well Capitalized....................................................     23          26          29
Adequately Capitalized..............................................     26          29          30
Undercapitalized....................................................     29          30          31

Assessment Rates Effective through the Second Half of 1995

                                                                      GROUP A     GROUP B     GROUP C
                                                                      -------     -------     -------
Well Capitalized....................................................      4           7          21
Adequately Capitalized..............................................      7          14          28
Undercapitalized....................................................     14          28          31

Assessment Rates Effective January 1, 1996

                                                                      GROUP A     GROUP B     GROUP C
                                                                      -------     -------     -------
Well Capitalized....................................................      0*          3          17
Adequately Capitalized..............................................      3          10          24
Undercapitalized....................................................     10          24          27

- ---------------

* Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions; (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, Management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Bank cannot be determined.

The Bank's annual assessment rate for 1995 was 29 cents for every $100 of deposits for the first nine months and 21 cents for the last three months. The Bank's annual assessment rate for the first six months of 1996 will be 17 cents.

Improved Examinations. All insured depository institutions must undergo a full-scope, on-site examination by their appropriate federal banking agency at least once every 12 months. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate.

Other Items. FDICIA also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; and (iii) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

Interstate Banking

In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1995 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHC Act to acquire an existing bank located in another state without regard to state law.

A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

Capital Adequacy Guidelines

The Federal Reserve Board and the OCC have issued guidelines for risk-based capital requirements. The guidelines provide a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the amount of total risk-weighted assets. (See "Item 1. Business -- Effect of Governmental

Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991 -- Prompt Corrective Action," herein.)

A banking organization's qualifying total capital consists of two components:
Tier 1 Capital (Core Capital) and Tier 2 Capital (Supplementary Capital). Tier 1 Capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries less most intangible assets, such as goodwill. At least 50% of a banking organization's total regulatory capital must consist of Tier 1 Capital.

Tier 2 Capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative preferred stock and long-term preferred stock (which for bank holding companies must have an original maturity of 20 years or more) and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 Capital. The inclusion of the foregoing elements of Tier 2 Capital is subject to certain requirements and limitations of the federal banking agencies.

In addition to the risk-based guidelines, the Federal Reserve Board and the OCC require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The Federal Reserve Board and the OCC require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

Under the so-called "prompt corrective action" provisions of FDICIA and the regulations promulgated thereunder, the Bank will be considered "adequately capitalized" if it has a ratio of qualifying total capital to risk-weighted assets of 8%, Tier 1 Capital to risk-weighted assets of 4% and a leverage ratio of 4% or greater. To be considered "well capitalized" the Company and the Bank must have a ratio of qualifying total capital to risk-weighted assets of 10%, Tier 1 Capital to risk-weighted assets of 6% and a leverage ratio of 5% or greater as well as not be subject to any order or directive. Under certain circumstances, the Federal Reserve Board or the OCC may require an "adequately capitalized" institution to comply with certain mandatory or discretionary supervisory actions as if the Company or the Bank were undercapitalized. (See "Item 1. BUSINESS -- Effect of Governmental Policies and Recent
Legislation -- Federal Deposit Insurance Corporation Improvement Act of
1991 -- Prompt Corrective Action.") Although the Company and the Bank are each considered to be adequately capitalized, in accordance with the Amended Formal Agreement, the Bank must maintain a minimum ratio of Tier 1 capital to risk weighted assets of 10% and a minimum leverage ratio of 6.5%. At December 31, 1995, the Bank's Tier 1 capital to risk weighted assets ratio was 6.95% and the capital leverage ratio was 4.67%, both of which were not in compliance with the Amended Formal Agreement. A Capital Plan was filed with the OCC on February 8, 1996. (See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and "Regulatory Agreements.")

In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Company currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (i) assets classified loss; (ii) 50 percent of assets classified doubtful; (iii) 15 percent of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months.

Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

SUPERVISION AND REGULATION

The Company

The Company, as a registered bank holding company, is subject to regulation under the BHC Act, and as such, is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries. As a result of such examinations of the Company by the Federal Reserve Board, the Company entered into a Memorandum of Understanding with the Federal Reserve Board on October 26, 1995 (the "Memorandum") which replaced a previous Memorandum of Understanding dated October 25, 1991. The Memorandum imposes certain affirmative obligations and material restrictions on the Company which will most likely impede asset growth and preclude dividend payments in the foreseeable future or until the Memorandum is revised or released. (See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- Regulatory Agreements.")

The Federal Reserve Board may require that the Company terminate an activity or control of certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any of its banking subsidiaries and is inconsistent with sound banking principles or the purposes of the BHC Act or the Financial Institutions Supervisory Act of 1966, as amended. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. The Federal Reserve Board's risk-based capital guidelines establish a minimum level of qualifying total capital to risk-weighted assets of 8% (of which at least 4% should be in the form of Tier 1 Capital). The regulations set forth minimum requirements, and the Federal Reserve Board has reserved the right to require that companies maintain higher capital ratios. As of December 31, 1995, the Company had a ratio of qualifying total capital to risk-weighted assets of 8.25%, of which 6.96% was in the form of Tier 1 Capital. Additionally, the Federal Reserve Board has established a minimum leverage ratio for the Company of 4%. As of December 31, 1995, the Company had a leverage ratio of 4.68%. For a more complete description of the Federal Reserve Board's risk-based and leverage capital guidelines, see "Item 1. BUSINESS -- Effect of Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines."

The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

As a result of an examination by Federal Reserve Bank of San Francisco ("FRBSF"), as of June 30, 1993, the FRBSF reviews new appointments of senior executive officers and directors prior to their appointment to such a position.

The Company is prohibited by the BHC Act, except in certain statutory prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHC Act, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department. Regulations have not been adopted to implement the powers of the California Superintendent of Banks under this statute.

Finally, the Company's shares of Common Stock are registered pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, the Company is subject to the rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"), including, among other things, the periodic reporting requirements, the proxy rules and the short-swing profit rules under Sections 13, 14 and 16 of the Exchange Act, respectively.

The Bank

The Bank, as a national banking association, is subject to primary supervision, periodic examination and regulation by the OCC. If, as a result of an examination of a bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are below levels determined to be appropriate or that the Bank or its management are violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance in the absence of action by the OCC and upon a finding that the Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank entered into a Formal Agreement with the OCC dated December 14, 1995, which imposes certain affirmative obligations and material restrictions on the Bank. (For additional information concerning the Formal Agreement, see "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- "Capital Resources" and "Regulatory Agreements.")

The Bank is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, each bank pays a semi-annual statutory assessment and is subject to certain of the rules and regulations of the FDIC. (See "Item 1. BUSINESS -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991 -- Deposit Insurance Assessments.") The Bank also is subject to certain regulations of the Federal Reserve Board.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. (See "Item 1.
BUSINESS -- Effect of Governmental Policies and Recent Legislation.") State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.

The OCC's statement of policy on risk-based capital requires that banks maintain a ratio of qualifying total capital to risk-weighted assets of not less than 8% (at least 4% of which should be in the form of Tier 1 Capital). The regulations set forth minimum requirements, and the OCC has reserved the right to require that banks maintain higher capital ratios. Among other rights, the OCC's regulations provide that capital requirements may be enforced by the issuance of a directive. At December 31, 1995, the Bank had a ratio of Tier 1 capital to risk-weighted assets of 6.95%. The Tier 1 capital to risk weighted assets ratio of 6.95% was less than the 10% required by the Formal Agreement. The OCC's capital adequacy regulations require that banks maintain a minimum leverage standard of 4% Tier 1 Capital to total assets. As of December 31, 1995, the Bank's leverage ratio was 4.67%, which is less then 6.50% required by the Formal Agreement. A Capital Plan was filed with the OCC on February 8, 1996. For a more complete description of the OCC's risk-based capital regulations, see "Item 1. BUSINESS -- Effect of Governmental Policies and Recent Legislation -- Capital Adequacy Guidelines" and see "Item 1. BUSINESS -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991 -- Prompt Corrective Action."

Restrictions on Transfers of Funds to the Company by the Bank

Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual cost plus a reasonable profit).

The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues, including funds available for the payments of dividends and other operating expenses, is, and will continue to be, primarily dividends paid by the Bank.

There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus. At December 31, 1995, the Bank did not have funds available for the payment of cash dividends. In addition, under the Amended Formal Agreement, the Bank is prohibited from paying cash dividends without the prior approval of the OCC. See "Item 7. Management's Discussion and
Analysis -- Regulatory Agreements."

Under the prompt corrective action rules of FDICIA, no depository institution, such as the Bank, may issue a dividend or pay a management fee if it would cause the institution to become undercapitalized. Additionally, a bank holding company controlling a significantly undercapitalized institution may not make any capital distributions without the prior approval of the Federal Reserve Board. Other supervisory actions may be taken against institutions that are significantly undercapitalized, as well as undercapitalized institutions that fail to submit an acceptable capital restoration plan as required by law or that fail in any material respect to implement an accepted plan.

The OCC has authority to prohibit the Bank from engaging in activities that, in the OCC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. See "Item 1. BUSINESS -- Effect of Governmental Policies and Recent Legislation -- Federal Deposit Insurance Corporation Improvement Act of 1991" for a discussion of additional restrictions on capital distributions.

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law.

Compliance with Environmental Regulation

Management of the Company and its subsidiaries is unaware of any material effect upon the Company's and the Company's subsidiaries' capital expenditures, earnings or competitive position as a result of compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Based on current federal, state and local environmental laws and regulations, the Company does not intend to make any material capital expenditures for environmental control facilities for either the remainder of its current fiscal year or its succeeding fiscal year.

Community Reinvestment Act

The Community Reinvestment Act (CRA) requires each bank, as well as other lenders, to identify the communities served by the institution's offices, including low- and moderate-income neighborhoods, and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OCC to assess the performance of the bank in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application.

In connection with its assessment of CRA performance, the OCC assigns a rating of "outstanding", "satisfactory", "needs to improve", or "substantial noncompliance". Based on an examination conducted during 1993, the Bank was rated satisfactory.

Employees

As of March 25, 1996, the Company had no employees and the Bank had 53 full-time equivalent employees. The Company and the Bank believe that the Bank's employee relations are satisfactory.

ITEM 2. PROPERTIES

The Bank leases space in an office building at 1840 Century Park East, Los Angeles, California. As of December 31, 1995, the Bank entered into a Lease Restructure Agreement with its landlord, which modified the Bank's future lease obligations by substantially reducing its rent expense. As a result of the modifications to the leases (the "Lease Modification"), the Bank reduced its space under its leases from approximately 42,400 square feet to 23,883 square feet. Further, the Lease Modification resulted in a decrease in the effective rent per square foot from approximately $4.00 to $2.33 or $55,666 per month for the period November 1, 1995 to October 31, 2000. Such reduction approximates $4.3 million during the first five years under the

Lease Modification. The effective rent for the period November 1, 2000 to October 31, 2004 will be $2.83 per square foot or $67,607 per month and 1996 the base year for annual adjustments for increases in property taxes and operating costs.

Under the provision of the Lease Restructure Agreement, the Bank assigned its interests in its subleases to the landlord and, the Company issued the landlord a seven year warrant to purchase up to 9.9% of the shares of common stock of the Company at an exercise price of $1.50 per share (or such lower price as provided in the Warrant Agreement). The Company also granted the landlord registration rights with respect to shares purchased by the landlord (or its assignee) pursuant to the Warrant.

The Company does not directly own or lease any property. Its administrative offices are located at the Bank's headquarters at 1840 Century Park East, Los Angeles, California 90067.

ITEM 3. LEGAL PROCEEDINGS

Due to the nature of their business, the Company and the Bank are parties to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company and the Bank as to the current status of various claims and proceedings to which any of the Company or the Bank is a party, management of the Company is of the opinion that the aggregate potential liability represented thereby will not have a material adverse effect upon the consolidated financial condition of the Company.

On or about October 7, 1992, an action was commenced by two shareholders, Messrs. Berlin and Zlotnick, of National Mercantile Bancorp, in the United States District Court for the Eastern District of Pennsylvania against the Company and the following former and current directors, officers, and/or employees of the Company: Messrs. Ladd, Thornburg, Hughes, Tomich, Bell, Guldeman, Smith, Brewer, Wolfen, Winner, Thomson, Hickey, Grahm, and Domyan and Ms. Romero and Ms. Thornton. The plaintiffs contended that the claims were being asserted (a) on a derivative basis on behalf of the Company and (b) on behalf of a purported class of (i) purchasers of the Company's stock during the period October 7, 1989 through July 12, 1994 and (ii) persons who owned shares of the Company on the record dates and who were eligible to vote at the 1990, 1991 and 1992 Annual Meetings of Shareholders of the Company. In or about November 1993, the action was transferred, on consent of all parties, to the United States District Court of California (the "Court").

The complaint purported to assert various violations of the Exchange Act and state common law claims for violation of the directors' alleged duty of candor, common law negligent misrepresentation and breach of fiduciary duty, and waste of corporate assets. The plaintiffs sought class certification, declaratory and injunctive relief, consequential and punitive damages in an unspecified amount and attorneys' fees.

On December 22, 1994, the parties to the action filed a stipulation of settlement (the "Stipulation") with the Court. According to the Stipulation, all claims in the action were to be settled, discharged and dismissed with prejudice. The monetary portion of the settlement was to be funded solely by the Company's insurer for the relevant time period (approximately $1.6 million was being held in an escrow account) and none of the defendants were to be required to pay any portion of the settlement. The stipulation was approved by the Court on May 1, 1995 and the period for appeal has expired. This action has been concluded except for the issuance of warrants and the election of the two new directors as stipulated. The Company will be required to issue warrants to the class to purchase shares of the common stock of the Company equal to 5.0% of the fully diluted issued and outstanding shares of the common stock of the Company as of July 12, 1994. The exercise price of the warrants shall be $3.55 per warrant. The warrants shall be exercisable during a three year period commencing June 2, 1996 and ending June 2, 1999. Pursuant to the Court's order, plaintiffs' attorneys received 30% of the monetary portion of both the derivative and class settlement amount and will receive 30% of the warrants. Also, pursuant to the Court's order, in the two year period after the approval of the proposed settlement, the Company will be required to recommend the election of two new members to its board of directors from a list supplied by the plaintiffs.

In February 1995, counterclaims were filed against the Bank in an action commenced by British & Commonwealth Merchant Bank ("BCMB"), as agent for itself and the Bank, in England against Lloyd's Underwriters and Company Underwriters (collectively, "Lloyd's"). The Bank and BCMB claim that Lloyds owes them a further $120,659 of insurance proceeds relating to a claim filed by BCMB (for itself and the Bank) for approximately $7.8 million under policies insuring repayment of a loan from the Bank and BCMB to Performance Guarantees, Inc. for production of a film entitled "Barr Sinister". In or about November 1991, Lloyd's paid approximately $7.8 million in insurance proceeds, which Lloyd's now seeks to recover a half each from the Bank and BCMB. In its counterclaim, Lloyd's contends that the Leading Underwriter lacked authority to issue the insurance policies and endorsements on behalf of all of the insurers under which payment was made and secondly, that material misrepresentations were made to the Leading Underwriter as to the likely budget for the film and that if the Leading Underwriter had known the true position he would not have accepted the film under the relevant policies. Lloyd's position, therefore, is that such payment should be returned to Lloyd's.

The Bank believes it has meritorious defenses to these counterclaims and intends to defend the counterclaims vigorously. The Bank also believes that, if it is unsuccessful in the counterclaims, the Bank has claims against other parties for recovery of any amounts it may have to repay to Lloyd's.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1995.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of the Company is traded in the over-the-counter market on the National Association of Securities Dealers' National Market System, under the symbol MBLA. The following table shows the high and low closing prices of the Company's common stock for each quarter of 1994 and 1995 as quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Additionally, there may have been transactions at prices other than those shown during that time.

                                                                        HIGH           LOW
                                                                        -----         -----
        Quarter Ended:
        March 31, 1994                                                  $5.25         $4.00
        June 30, 1994                                                    4.50          3.50
        September 30, 1994                                               5.25          4.00
        December 31, 1994                                                4.88          2.63
        March 31, 1995                                                   3.75          2.06
        June 30, 1995                                                    4.00          3.50
        September 30, 1995                                               4.00          2.75
        December 31, 1995                                                3.50          1.25

At March 25, 1996, the closing sales price for the Company's common stock as quoted by NASDAQ was $2.06 per share. At March 25, 1996, the Company had 285 shareholders of record.

"Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Capital Resources" and "Regulatory Agreements", and Note 14 of the notes to consolidated financial statements in "Item 8. FINANCIAL STATEMENTS" describe the statutory and regulatory limitations on the payment of cash dividends by national banks. As a result of those limitations and reported net losses, at December 31, 1995, the Bank could not declare dividends to the Company without the prior approval of the OCC. In addition, the Formal Agreement with the OCC substantially impairs the ability of the Bank to pay dividends to the Company during the foreseeable future. As dividends from the Bank are the primary source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. Further, pursuant to the Memorandum of Understanding with the FRBSF, the Company has agreed to refrain from paying dividends without the prior written approval of the FRBSF. The Company does not intend to request approval to pay any dividends during 1996. The Company did not pay dividends in 1995, 1994 or 1993.

ITEM 6. SELECTED FINANCIAL DATA

                                                                As of and for the years ended December 31,
                                                      --------------------------------------------------------------
                                                         1995         1994         1993         1992         1991
                                                      ----------   ----------   ----------   ----------   ----------
                                                           (dollar amounts in thousands, except per share data)
CONSOLIDATED BALANCE SHEET:
  Total cash and cash equivalents                     $   30,272   $   46,710   $   53,355   $   67,879   $  103,948
  Total trading securities                                    --           --        9,992        6,069        3,564
  Total debt securities available-for-sale                20,417       62,056       62,022           --       27,868
  Total investment securities held-to-maturity and
    interest bearing deposits with other financial
    institutions                                              --          195       11,759       97,145       24,234
  Loans held for sale                                         --        6,599           --           --           --
  Total gross loans                                       82,012      115,284      161,791      175,736      231,324
  Allowance for credit losses                             (3,805)      (3,063)      (6,697)      (6,009)      (8,381)
  Total earning assets                                   119,624      205,571      276,367      315,941      341,782
  Total assets                                           131,992      232,979      303,120      351,638      394,971
  Total deposits                                         120,243      207,815      268,846      308,236      324,137
  Total shareholders' equity                          $    6,011   $   10,308   $   22,199   $   21,601   $   24,569
  Regulatory risk-based capital (1):
    Minimum required risk-based capital               $    7,085   $   10,862   $   14,606   $   17,548       19,397
    Excess risk-based capital                         $      221   $    4,217   $    9,582   $    6,835        9,251
    Risk-based capital ratio                                8.25%       11.11%       13.25%       11.12%       10.71%
    Minimum required risk-based capital ratio (2)           8.00%        8.00%        8.00%        8.00%        7.25%
  Regulatory capital leverage ratio (2)                     4.68%        5.65%        7.11%        7.39%        7.91%
  Average shareholders' equity to average total
    assets                                                  6.05%        7.77%        7.46%        8.37%        7.57%
  Fully diluted book value per common share           $     1.95   $     3.34   $     6.90   $     7.12   $     8.09
  Allowance for loan losses as percent of period-end
    gross loans outstanding                                 4.64%        2.66%        4.14%        3.42%        3.62%
  Allowance for loan losses as percent of
    nonperforming loans                                    63.83%       29.13%       42.21%       52.68%       45.21%
  Allowance for loan losses as percent of unsecured
    nonperforming loans                                  1135.82%      118.86%      106.51%      726.60%      199.69%
  Average loans to average total deposits                  70.54%       65.84%       63.38%       78.15%       86.30%
CONSOLIDATED OPERATING RESULTS:
  Net interest income                                 $    7,655   $   15,374   $   14,692   $   14,956   $   19,826
  Other (losses) income                                   (1,315)      (2,857)       1,474        2,140        3,167
  Provision for loan losses                                2,307        7,330        2,000        3,050        9,680
  (Loss) income before cumulative effect of change
    in accounting principle                           $   (7,200)  $   (8,527)  $      108   $   (2,968)  $   (3,907)
  Net (loss) income                                   $   (7,200)  $   (8,527)  $      171   $   (2,968)  $   (3,907)
  (Loss) income per share before cumulative effect
    of change in accounting principle                 $    (2.34)  $    (2.79)  $     0.03   $    (0.98)  $    (1.29)
  Fully diluted (loss) income per share               $    (2.34)  $    (2.79)  $     0.05   $    (0.98)  $    (1.29)
  Fully diluted weighted average common and
    equivalents shares outstanding                     3,078,146    3,055,584    3,171,250    3,035,660    3,037,700
  Interest rate spread                                      3.77%        5.43%        4.44%        4.23%        3.84%
  Net yield on earning assets                               5.52%        6.77%        5.56%        5.53%        5.85%
  (Loss) return on average total assets                    (4.82)%      (3.47)%       0.06%       (1.01)%      (1.04)%
  (Loss) return on average total shareholders'
    equity                                                (79.70)%     (44.68)%       0.79%      (12.04)%     (13.69)%
  Cash dividends per common share                     $      N/A   $      N/A   $      N/A   $      N/A   $      N/A
  Dividend payout ratio                                      N/A          N/A          N/A          N/A          N/A

- ---------------

(1) In December 1988, the Board of Governors of the Federal Reserve System ("FRB") adopted risk-based capital guidelines for bank holding companies. Those guidelines became effective on December 31, 1990, to be implemented over a transition period that ended on December 31, 1992. Risk-based capital information as of December 31, 1991 is computed under these transitional rules. Risk-based capital information as of December 31, 1995, 1994, 1993 and 1992 is computed under fully phased-in rules.

(2) The Company's only subsidiary, Mercantile National Bank, must maintain capital in accordance with the Bank's existing regulatory agreement. At December 31, 1995, the Bank did not meet either the 6.50% required capital leverage ratio or the 10% Tier 1 capital to risk weighted assets ratio. See
    Note 2 of the Notes to Consolidated Financial Statements.

    For further discussion of regulatory capital requirements applicable to the Company and the Bank, (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources" and "Regulatory Agreements").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section presents management's discussion and analysis of the consolidated financial condition and operating results of National Mercantile Bancorp (the "Company") and its subsidiary, Mercantile National Bank (the "Bank"), for the years ended December 31, 1995, 1994 and 1993. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements. (See "Item 8. FINANCIAL STATEMENTS.") Averages presented in the tables are daily average balances unless otherwise stated. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

SUMMARY OF PERFORMANCE

The Company's net loss for the year ended December 31, 1995, was $7.2 million or $2.34 per share as compared to a net loss of $8.5 million or $2.79 per share for the year ended December 31, 1994. Declining loan balances continued to negatively impact the Company's loan interest income, while sales of securities resulted in decreased interest income from securities in 1995. Sales of investment securities available for sale made as a part of the Company's planned restructuring of the securities portfolio resulted in realized losses of $2.5 million in 1995. The net loss for the year ended December 31, 1994 included a loss of $1.1 million on other assets discussed below. Other operating expenses decreased 18.1% for the year ended December 31, 1995, as compared to the year ended December 31, 1994. The decrease was due primarily to management's efforts to continue to reduce operating expenses. Compensation expense decreased $1.4 million or 25.9% for the year ended December 31, 1995, as compared to the year ended December 31, 1994. The Company's net loss for the year ended December 31, 1994, was $8.5 million or $2.79 per share as compared to net income of $171,000 or $.05 per share for the year ended December 31, 1993. The 1994 net loss was primarily attributed to the $5.3 million increase in the provision for credit losses to $7.3 million from $2.0 million in 1993; the realized losses of $1.3 million from the sale of investment securities available-for-sale, which is part of the Company's planned restructuring of the securities portfolio to minimize future interest rate risk; loss on other assets of $1.1 million, representing a film library which was used as collateral for a loan; and the lower of cost or market adjustment of $851,000 on loans that were held for sale at December 31, 1994, which is also part of the Company's plan to reduce classified and nonperforming loans.

Net interest income for the year ended December 31, 1995 was $7.7 million compared to $15.4 million for the year ended December 31, 1994. Decrease in net interest income was due to the decrease in interest earning loans and securities. Net interest income for the year ended December 31, 1994, was $15.4 million compared to $14.7 million for 1993. The 4.64% net increase was attributed to the accretion of discount on loans purchased in 1993 and offset by lower net interest income due to lower average balances of net earning assets during 1994 compared to 1993. (See "Net interest Income and Interest Rate Risk.") In September 1993, the Company acquired through its wholly owned subsidiary, the Bank, $20.8 million of loans from the FDIC acting as receiver for a bank in Los Angeles. The purchase price was $16.8 million, net of an allowance for credit losses established by the Bank at the time of purchase. Subsequent to 1993 the allowance for credit losses established at the time of purchase was reclassified as a purchase discount on loans. The total net discount of $4.0 million is being accreted into interest income over the term of the related loans.

The allowance for credit losses increased to $3.8 million at December 31, 1995, compared to $3.1 million at December 31, 1994 although the provision for credit losses was $2.3 million for the year ended December 31, 1995, compared to $7.3 million for the year ended December 31, 1994. The Bank's allowance for credit losses as a percentage of nonperforming loans increased to 63.8% at December 31, 1995 from 29.1% at December 31, 1994, as a result of the 43.3% decrease in nonperforming loans during the year ended December 31, 1995 and the increased provision for loan losses. In February 1995, to improve asset quality and future profitability, the bank sold criticized and/or nonperforming loans and loans that were previously charged off, in the amount of $6.6 million which represented 16.6% of the decrease in loans. The 1994 provision for credit losses of $7.3 million, increased 267% from $2.0 million for 1993. A higher provision for credit losses was necessary as loan losses for the year increased, net charge-offs increased to $11.0 million for 1994 from $1.3 million for 1993. Included in the net charge-offs for 1994 was $4.0 million of charged-off loans from the 1993 purchased loan portfolio and $2.0 million of charged-off loans related to the loans held-for-sale at December 31, 1994.(See "Credit Portfolio Composition and Credit Risk")

Total assets of the Company at December 31, 1995, were $132.0 million, a decrease of $101.0 million or 43.3% from total assets at December 31, 1994 of $233.0 million. The decrease was due to a $41.6 million decrease in securities, a $34.0 million decrease in net loans, the sale of loans discussed above, and a $16.4 million decrease in cash and cash equivalents. At the same time, customer deposits decreased by $87.6 million or 42.1% to $120.2 million at December 31, 1995, from $207.8 million at December 31, 1994. Securities sold under agreements to repurchase decreased by $8.1 million or 64.2% to $4.5 million at December 31, 1995, from $12.6 million at December 31, 1994. Total assets of the Company at December 1994, were $233.0 million compared to $303.1 million at December 31, 1993. As a part of the Company's capital plan for the Bank and its restructuring of the organization to return to profitability, the Company reduced the Bank's asset size through sales of securities available-for-sale which were funded by high cost deposits, reduced classified assets through the sales of loans and OREO, and reduced operating expenses through consolidating functions and reduction of personnel. The restructuring of the Bank began during the third quarter of 1994 and the Bank continues to improve the quality of its assets, minimize its interest rate risk, generate fee income and reduce overhead expenses in efforts to return to profitability. However, should a reduction in asset size continue to occur without corresponding reductions in operating expenses, interest income from the reduced earning asset base may not cover operating expenses.

LOAN SALES

To improve asset quality and future profitability, the Bank sold in February, 1995, loans amounting to $6.6 million, net, which consisted of criticized and/or nonperforming loans and loans that were previously charged-off. During the fourth quarter of 1994, the Bank sold charged-off loans and recovered $750,000 which was recorded as loan recoveries in the allowance for credit losses.

At December 31, 1994, the loans sold in February 1995 were carried based on the sales price net of the lower of cost of market adjustment of $851,000. They represented nonperforming loans and other criticized loans with outstanding principal balances of $7.5 million, net of charge-offs totaling $2.0 million, and loans that were previously charged-off totaling approximately $4.0 million.

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK

The gross loan portfolio decreased to $82.0 million at December 31, 1995, from $115.3 million at December 31, 1994, or by 28.9%. Table 3 indicates that the mix of portfolio at December 31, 1995, had a larger portion of loans secured by real estate, representing approximately 65% of total loans as compared to 49% at December 31, 1994. Other secured and unsecured commercial loans represent 29% of portfolio at December 31, 1995, a decline from 37% at December 31, 1994, and consumer loans to individuals represented 6% at December 31, 1995, a decline from 14% at December 31, 1994.

Effects of the Prolonged Recession and Declining Real Estate Values

The reduction in nonperforming assets to $6.5 million at December 31, 1995, from $12.0 million at December 31, 1994, was primarily as a result of improved collections and the sale of loans and OREO. Net loan charge-offs for 1994 were at an historic high level totaling $11.0 million as compared to $1.3 million in 1993, and included $4.0 million of charged-off loans related to the loans purchased in 1993 and $2.0 million of charge-offs related to the loans held-for-sale at December 31, 1994. Net loan charge-offs for 1995 were $1.6 million. The high level of losses reflect the continued adverse impact of the southern California recession.

While economic conditions nationally and elsewhere in California are improving, southern California's economy remained weak. Although the southern California economy appears to have bottomed out, no assurance can be given that conditions in southern California will improve in the near future.

Asset Quality

The Bank has implemented an enhanced process by which it reviews and manages the credit quality of the loan portfolio. An officer loan committee has been established with the Bank's senior officers serving as voting members. The ongoing credit control process includes a stringent risk rating system, enhanced underwriting criteria, early identification of problem credits, regular monitoring of classified assets graded as "criticized" by the Bank's internal grading system and an independent loan review process. The loan approval process is also tied to the risk rating system.

Asset quality of the Bank improved during 1995; nonperforming assets decreased, as well as classified loans. Classified loans at December 31, 1995, decreased to $14.5 million from $18.4 million at December 31, 1994. The loans held-for-sale at December 31, 1994, which were sold in February 1995, discussed above, further augmented a reduction in criticized and nonperforming loans.

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due ninety days with respect to principal or interest and have not been restructured or placed on nonaccrual status, as described below. Other real estate owned consists of real properties securing loans on which the Bank has taken title in partial or complete satisfaction of the loan. Information about nonperforming assets is presented in Table 1.

1995 Compared to 1994. At December 31, 1995, nonperforming assets totalled $6.5 million or 8.0% of total loans outstanding. This represents a decrease of $5.5 million or 45.7% from December 31, 1994. The decrease in nonperforming assets was due primarily to improved collection procedures, the sales of loans and OREO in 1995. One loan, classified as a Troubled Debt Restructuring at December 31, 1995, represented $4.9 million of the total of $6.5 million and is secured by a First Trust Deed on property with a current appraisal value of $10.0 million.

1994 Compared to 1993. At December 31, 1994, nonperforming assets totaled $12.0 million or 9.9% of total loans outstanding. This represents a decrease of $10.0 million or 45.5% from 1993. Included in nonperforming assets were $4.3 million of loans that were held-for-sale at December 31, 1994, and sold in February 1995.

Nonaccrual Loans

Nonaccrual loans are those for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest.

When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received and where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower's current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current and (ii) such loans are either considered, in management's judgment, to be fully collectible or otherwise become well secured and in the process of collection. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonperforming loans.)

Nonaccrual loans at December 31, 1995, decreased significantly to $573,000 from $3.4 million at December 31, 1994 and $7.8 million at December 31, 1993.

Troubled Debt Restructurings

Included within nonperforming assets are troubled debt restructurings ("TDR"). TDR is defined in Statement of Financial Accounting Standards No. 15 and No. 114 (see discussion below) as a loan for which the Company has, for economic or legal reasons related to a borrower's financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower's near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. Loans for which the Company had modified the terms of loans to borrowers by reductions in interest rates at below-market rates for loans with similar credit risk characteristics or extensions of maturity dates are presented in Table 1.

Recent Accounting Developments

In October 1994 the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", that amends SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and eliminates its provisions regarding how a creditor should report income on an impaired loan and clarifies certain disclosure requirements. SFAS No. 114, issued by FASB in May 1993, prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset when the creditor determines foreclosure is probable. The Statement also clarified the existing accounting for in-substance foreclosures ("ISFs") by stating that a collateral dependent real estate loan would be reported as real estate owned only if the lender had taken possession of the collateral. Both Statements are effective for financial statements issued for fiscal years beginning after December 15, 1994.

SFAS No. 118 and No. 114 were adopted by the Bank in the first quarter of 1995, and did not have a material effect on the financial condition or results of operations of the Bank.

Loans Contractually Past Due Ninety or More Days

Loans contractually past due ninety or more days are those loans which have become contractually past due ninety days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due ninety days when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

For this purpose, loans are considered well secured if they are collateralized by property having a realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially capable party. Loans are considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts which management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

Loans contractually past due ninety or more days decreased to $221,000 at December 31, 1995, from $1.5 million at December 31, 1994, and $2.5 million at December 31, 1993.

Other Real Estate Owned ("OREO")

The Bank reduced OREO to $581,000, which represents two properties, at December 31, 1995, from $1.5 million at December 31, 1994 and $6.2 million at December 31, 1993 through sales and the establishment of valuation reserves. Net losses on OREO were $733,000 in 1995.

Management periodically (no less often than annually) reappraises the value of the Bank's foreclosed properties or uses the current offer prices in order to establish current estimated fair values. If the estimated fair value is lower than the property's carrying value, a direct charge is taken against earnings.

Potential Nonperforming Loans

At December 31, 1995, management identified potential nonperforming loans as presented in Table 2. Potential nonperforming loans are those which are not already disclosed as nonperforming, as defined above, but where known information about possible credit problems causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the designation of such loans as nonperforming. Management is unable to predict the extent to which potential nonperforming loans may ultimately be designated nonperforming, since, as discussed below, those events are largely dependent on future conditions outside the Company's control. Further deterioration of residential and commercial real estate values may continue to affect adversely the Company's level of nonperforming loans and provisions for credit losses. At December 31, 1995, potential nonperforming loans increased to $1.6 million from $773,000 at December 31, 1994.

Loan Delinquencies

Total loan delinquencies decreased to $1.2 million, or 1.6% of net loans outstanding at December 31, 1995, from $6.4 million or, 5.1% of net loans outstanding at December 31, 1994.

Allowance for Loan Losses

The Bank has a process by which it reviews and manages the credit quality of the loan portfolio. The ongoing credit control process includes a stringent risk rating system, enhanced underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as "criticized" by the Bank's internal grading system and an independent loan review process. The loan approval process is also tied to the risk rating system. The Classified Asset Committee ("CAC") meets on a monthly basis to review, monitor and take corrective action upon all criticized assets and review the adequacy of the allowance for loan losses. This Committee is chaired by the Chief Credit Officer with the results of the CAC's meetings reviewed by the officers and Directors' Loan Committees monthly.

In evaluating the adequacy of the allowance for loan losses, management estimates the amount of potential risk of loss for each loan that has been identified as having a higher credit risk (including, among other loans, all loans identified as nonperforming or potential nonperforming). Those estimates give consideration to economic conditions and their effect on the borrower's industry; the borrower's financial data and management capabilities; and current valuations of collateral where appropriate. A general allowance for loan losses is determined for all loans based upon the risk characteristics of particular categories of loans and historical loss experience. Additional allowances are allocated based on concentrations in the portfolio, commitments and contingent obligations. The general allowance recognizes potential losses in both commercial and standby letters of credit.

Management believes that the allowance for loan losses at December 31, 1995, was adequate to absorb estimated losses in the existing portfolio, including commitments under commercial and standby letters of credit. However, no assurance can be given on how continued weaknesses in the real estate market or future changes in economic conditions might affect the Bank's principal market area and may result in increased losses in the Bank's loan portfolio.

Table 3 presents, for the five-year period ended December 31, 1995, the composition of the Company's loan portfolio and allocation of the allowance for loan losses to specific loan categories designated by management for this purpose. This allocation should not be interpreted as an indication that loan charge-offs will occur in these amounts or proportions, or as an indication of future charge-off trends. In addition, the portion of the allowance allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance is applicable to the entire portfolio.

Provision for Loan Losses

The provision for loan losses for 1995 was $2.3 million as compared to $7.3 million for 1994. The 1994 provision was attributed to the $20.8 million loan portfolio purchased in 1993. At the time of purchase in 1993 the Bank had recorded an allowance for loan losses of $4.0 million. This allowance was subsequently reclassified as a purchase discount and accreted over the term of the related loans. Concurrent with this reclassification in 1994, the Bank added $4.1 million to the provision for loan losses to absorb loss from this portfolio. Charge-offs related to the $20.8 million of purchased loans totaled $4.0 million during 1994. The decrease in the provision for 1995 resulted from the decrease in loan balances, the sale of loans, improved collections and reduced net charge-offs in 1995.

Loan Charge-Offs

Management regularly monitors the loan portfolio to identify promptly loans that may become nonperforming and conducts an on-going evaluation of the Company's exposure to potential loss arising from such loans, as discussed above. Loan losses are fully or partially charged against the allowance for loan losses when, in management's judgment, the full collectibility of a loan's principal is in doubt. However, there is no precise method of predicting specific losses which ultimately may be charged against the allowance in future periods.

1995 Loan Charge-Offs. Loan charge-offs during 1995 were $2.6 million as compared to the $14.2 million during 1994. The decrease resulted from the decrease in loan balances, the sale of loans, improved collections and reduced net charge-offs in 1995.

1994 Loan Charge-Offs. During 1994 loan charge-offs were at an historic high level totaling $14.2 million compared to $2.4 million for 1993. The high level of charge-offs was attributed to the losses in the $20.8 million purchased loan portfolio of $4.0 million, the charge-off of $2.0 million related to the loan sale of criticized and/or nonperforming loans that were held-for-sale at December 31, 1994, and sold in February 1995, and a result of the high level of nonperforming loans from the prior year that the Bank was unable to collect or ultimately work-out because of the economic factors that negatively impacted those borrowers.

Industry Concentrations of Loans and Other Risk Elements

Real Estate-Related and Entertainment Industry Lending. In addition to the Company's concentration in loans secured by real estate, the Company is a provider of banking services to the entertainment industry in southern California. Table 5 presents information about the Company's loans outstanding to entertainment-related customers at December 31, 1995 and 1994. The concentration of loans to the entertainment related industry at December 31, 1995, decreased to $5.8 million or 7.1% of the total portfolio as compared to $21.2 million or 18.4% at December 31, 1994. The amounts presented in Table 5 also include loans to customers in this industry group which are secured by real estate which represent 12.8% of the total entertainment industry loans at December 31, 1995, compared to 6.1% at December 31, 1994.

Management believes that the varying nature of customers represented within this group, as set forth in Table 5, indicates reasonable diversification. In addition, loans for the production of independently produced motion picture and television feature films presented in Table 5 are supported, during production, by performance bonds from highly rated insurers and either distribution commitments from major studios or, in the case of smaller studios, standby letters of credit from large commercial banks. Management therefore believes that this concentration does not represent an undue concentration of credit risk.

There were no nonperforming loans included in this industry group at December 31, 1994, as compared to $3.1 million at December 31, 1993, or 5.6% of all loans to this industry group at that time. In addition, loans related to this industry group which were charged off during the years ended December 31, 1994 and 1993 amounted to $2.0 million (or 9.5% of all such loans) and $545,000 (or 1.0% of all such loans), respectively.

Table 1
Nonperforming Assets at December 31

                                                  1995       1994        1993        1992        1991
                                                 ------     -------     -------     -------     -------
                                                             (dollar amounts in thousands)
Nonaccrual loans                                 $  573     $ 3,426     $ 7,780     $ 6,316     $15,772
Troubled debt restructurings                      5,167       5,582       5,584       5,043       2,199
Loans contractually past due ninety or more
  days with respect to either principal or
  interest and continuing to accrue interest        221       1,507       2,502          47         568
                                                 ------     -------     -------     -------     -------
          Nonperforming loans                     5,961      10,515      15,866      11,406      18,539
Other real estate owned                             581       1,529       6,175       5,613          --
                                                 ------     -------     -------     -------     -------
Total nonperforming assets                       $6,542     $12,044     $22,041     $17,019     $18,539
                                                 ======     =======     =======     =======     =======
Allowance for loan losses as a percent of
  nonaccrual loans                                664.0%       89.4%       86.1%       95.1%       53.1%
                                                 ======     =======     =======     =======     =======
Allowance for loan losses as a percent of
  nonperforming loans                              63.8%       29.1%       42.2%       52.7%       45.2%
                                                 ======     =======     =======     =======     =======
Total nonperforming assets as a percent of
  gross loans outstanding                           8.0%       10.4%       13.6%        9.7%        8.0%
                                                 ======     =======     =======     =======     =======
Total nonperforming assets as a percent of
  total shareholders' equity                      108.8%      116.8%       99.3%       78.8%       75.5%
                                                 ======     =======     =======     =======     =======

Table 2
Potential nonperforming loans at December 31, 1995

                                                                                  Amount      Percent
                                                                                  ------      -------
                                                                                  (dollar amounts in
                                                                                      thousands)
Commercial loans:
  Secured by commercial real properties                                           $  129           8%
  Other -- secured and unsecured                                                   1,212          73%
Home equity lines of credit                                                           47           3%
Consumer instalment and other loans                                                  261          16%
                                                                                  ------        ----
                                                                                  $1,649         100%
                                                                                  ======        ====

Table 3
Loan Portfolio Composition and Allocation of the
Allowance for Loan Losses at December 31

                                                    1995             1994             1993             1992             1991
                                                -------------   --------------   --------------   --------------   --------------
                                                                          (dollar amounts in thousands)
Loan Portfolio Composition:
  Real estate construction and land
    development                                 $ 1,093     1%  $    948     1%  $  1,676     1%  $  5,407     3%  $ 27,682    12%
  Commercial loans:
    Secured by one-to-four family residential
      properties                                 11,012    13%    18,398    16%    20,098    12%    27,801    16%    42,524    18%
    Secured by multifamily residential
      properties                                  2,538     3%     2,368     2%     4,985     3%     8,651     5%     6,710     3%
    Secured by commercial real properties        33,556    41%    32,061    28%    40,330    25%    46,772    27%    43,141    19%
    Other -- secured and unsecured               23,327    28%    43,385    37%    67,614    41%    62,973    36%    79,966    34%
  Home equity lines of credit                     5,857     7%     2,867     2%     7,122     3%     8,030     5%     9,892     4%
  Consumer instalment and unsecured loans to
    individuals                                   4,860     7%    15,691    14%    21,124    15%    16,761     8%    23,011    10%
                                                -------   ---   --------   ---   --------   ---   --------   ---   --------   ---
                                                $82,243   100%  $115,718   100%  $162,949   100%  $176,395   100%  $232,926   100%
  Deferred net loan origination fees,
    purchased loan discount and gains on
    termination of interest rate
    swap and cap agreements                        (231)            (434)          (1,158)            (659)          (1,602)
                                                -------         --------         --------         --------         --------
    Gross loans outstanding                     $82,012         $115,284         $161,791         $175,736         $231,324
                                                =======         ========         ========         ========         ========
Allocation of the Allowance for Loan Losses:
  Real estate construction and land
    development                                 $    11         $     17         $     30         $    299         $  1,750
  Commercial loans:
    Secured by one-to-four family residential
      properties                                    205               77              499              475              432
    Secured by multifamily residential
      properties                                     25               51              472              358               37
    Secured by commercial real properties           454              674            1,422            1,219            1,272
    Other -- secured and unsecured                2,521            1,645            3,130            2,808            3,609
  Home equity lines of credit                        64               18              149              137              258
  Consumer instalment and unsecured loans to
    individuals                                     523              578              988              697            1,018
                                                -------         --------         --------         --------         --------
    Allowance allocable to gross loans
      outstanding                                 3,803            3,060            6,690            5,993            8,376
  Commitments to extend credit under standby
    and commercial letters of credit                  2                3                7               16                5
                                                -------         --------         --------         --------         --------
    Total allowance for credit losses           $ 3,805         $  3,063         $  6,697         $  6,009         $  8,381
                                                =======         ========         ========         ========         ========
Allowance for credit losses allocable to gross
  loans outstanding as a percent of gross
  loans outstanding                                4.64%            2.66%            4.14%            3.42%            3.62%
                                                =======         ========         ========         ========         ========
Average gross loans outstanding during the
  year                                          $95,771         $140,079         $159,680         $192,546         $277,669
                                                =======         ========         ========         ========         ========
Percent increase (decrease) from previous year
  in average gross loans outstanding              (31.6)%          (12.3)%          (17.1)%          (30.7)%            2.4%
                                                =======         ========         ========         ========         ========
Average gross loans as a percent of average
  total earning assets during the year
  ended December 31                                69.1%            61.7%            60.0%            70.5%            80.7%
                                                =======         ========         ========         ========         ========

Table 4
Analysis of Changes in the Allowance for Loan Losses

                                                                        1995     1994      1993     1992     1991
                                                                       ------   -------   ------   ------   ------
                                                                              (dollar amounts in thousands)
Balance at January 1                                                   $3,063   $ 6,697   $6,009   $8,381   $7,124
Loans charged off:
  Real estate construction and land development                            --        45      558      971      533
  Commercial loans:
    Secured by one-to-four family residential properties                  120     2,215       72       36      964
    Secured by multifamily residential properties                          --       702       --       65      300
    Secured by commercial real properties                                  --     1,407      581      519      352
    Other -- secured and unsecured                                      1,913     6,781      774    4,504    6,307
  Home equity lines of credit                                              --       257       --      153       46
  Consumer instalment and unsecured loans to individuals                  599     2,810      450      261      811
                                                                       ------   -------   ------   ------   ------
         Total loan charge-offs                                         2,632    14,217    2,435    6,509    9,313
Recoveries of loans previously charged off:
  Real estate construction and land development                           200        --        4        2       --
  Commercial loans:
    Secured by one-to-four family residential properties                   11       288        7        9       74
    Other -- secured and unsecured                                        588     2,205      945    1,056      778
  Home equity lines of credit                                              --        38       38        8       --
  Consumer instalment and unsecured loans to individuals                  268       722      129       12       38
                                                                       ------   -------   ------   ------   ------
         Total recoveries of loans previously charged off               1,067     3,253    1,123    1,087      890
                                                                       ------   -------   ------   ------   ------
Net loan charge-offs                                                    1,565    10,964    1,312    5,422    8,423
Provision for loan losses                                               2,307     7,330    2,000    3,050    9,680
                                                                       ------   -------   ------   ------   ------
Balance at end of period                                               $3,805   $ 3,063   $6,697   $6,009   $8,381
                                                                       ======   =======   ======   ======   ======
Allowance for loan losses as a percent of average annual net loan
  charge-offs during the three-year period ended December 31             82.5%     51.9%   132.6%    86.5%   161.3%
                                                                       ======   =======   ======   ======   ======
Provision for loan losses as a percent of net loan charge-offs during
  the year ended December 31                                            147.4%     66.9%   152.4%    56.3%   114.9%
                                                                       ======   =======   ======   ======   ======
Net loan charge-offs as a percent of average gross loans outstanding
  during the year ended December 31                                      1.63%     7.83%    0.82%    2.82%    3.03%
                                                                       ======   =======   ======   ======   ======
Recoveries of loans previously charged off as a percent of loans
  charged off in the previous year                                        7.5%    133.6%    17.3%    11.7%    11.9%
                                                                       ======   =======   ======   ======   ======

Table 5
Industry Concentrations of Loans

                                                                                        1995       1994
                                                                                       ------     -------
                                                                                       (dollar amounts in
                                                                                           thousands)
    Entertainment industry-related loans at December 31(1):
    Loans for single productions of motion picture and television feature films        $1,738     $ 5,662
    Other loans to entertainment-related enterprises, such as television and
      film production or distribution                                                   3,020       4,814
    Loans to individuals involved primarily in the entertainment industry               1,663       5,633
    Loans to business management, legal and accounting firms, including their
      principals and employees, serving primarily the entertainment industry            2,930       5,048
                                                                                       ------     -------
             Total entertainment industry-related loans(2)                             $9,352     $21,157
                                                                                       ======     =======
             Percent of net loans outstanding                                            11.4%       18.4%
                                                                                       ======     =======

- ---------------

(1) Included in Table 5 are loans secured by liens on residential and commercial real property amounting to $1.2 million and $1.3 million at December 31, 1995 and 1994, respectively.

(2) Includes nonperforming loans of $0.4 million and $0 million at December 31, 1995 and 1994, respectively, identified in Table 1. There were no potential nonperforming loans at December 31, 1995 identified in Table 2.

Credit Administration and Regulatory Oversight

Sound asset credit quality is important to remaining competitive for depositors and borrowing customers, maintaining accessibility to wholesale sources of funds at reasonable costs, and preserving capital resources.

As the Bank's principal regulator, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks on a regular basis as part of its legally prescribed oversight responsibilities. The OCC conducted a general loan portfolio examination of the Bank in early 1991 which identified deficiencies in the Bank's loan underwriting and administration policies and procedures. As discussed under "Regulatory Agreements," the OCC determined the Bank required special supervisory attention. To implement this determination, the OCC and the Bank entered into a formal regulatory agreement on July 26, 1991 (the "Formal Agreement"). This agreement was amended and superseded in its entirety on December 14, 1995 (the Amended Formal Agreement).

In response to the Formal Agreement, the Bank retained qualified management and strengthened credit policies designed to minimize the level of losses and nonperforming loans. These policies required extensive evaluation of new credit requests and continuing stringent review of existing credits to promptly identify and quantify evidence of deterioration of asset credit quality or potential loss. The Company's policies for underwriting were strengthened and credit risk analysis includes reviews of prospective borrowers' historical cash flows and projected cash flows under adverse scenarios. For secured borrowings, valuations of collateral contemplate the possibility of deteriorating market values.

Based on its examinations, the OCC can direct a national bank to adjust its financial statements in accordance with the examinations' findings.

Off-Balance Sheet Credit Commitments and Contingent Obligations

The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. In addition to undisbursed commitments to extend credit under loan facilities, these instruments include conditional obligations under standby and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by customers is represented by the contractual amount of the instruments.

Standby letters of credit are conditional commitments issued by the Company to secure the financial performance of a customer to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company uses the same credit underwriting policies in accepting such contingent obligations as it does for loan facilities. When deemed necessary, the Company holds appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.

Management does not anticipate any material losses as a result of commitments under letters of credit. A portion of the allowance for loan losses has been allocated to these contingent obligations, as presented in Table 3. Losses, if any, are charged against the allowance for loan losses. At December 31, 1995, Standby letters of credit amounted to $413,000 and there were no commercial letters of credit outstanding.

Undisbursed commitments under revocable and irrevocable loan facilities amounted to $11.6 million at December 31, 1995, including $3.6 million of such commitments having original maturities in excess of one year. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements (see "Liquidity").

NET INTEREST INCOME AND INTEREST RATE RISK

Net Interest Income

Net interest income represents the Bank's most significant source of earnings. The Bank's ability to generate profitable levels of net interest income is largely dependent on its ability to maintain sound asset credit quality and appropriate levels of capital and liquidity (see "Credit Portfolio Composition and Credit Risk," "Capital Resources," and "Liquidity"). A financial institution's inability to maintain strong asset credit quality, capital or liquidity may adversely affect (i) the ability to accommodate desirable borrowing customers, thereby inhibiting growth in higher-yielding earning assets, (ii) the ability to attract comparatively stable, lower-cost deposits, and (iii) the costs of wholesale funding sources.

The Bank analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the interest yield received on earning assets and the interest rate paid on interest-bearing liabilities. The net yield on earning assets represents net interest income as a percentage of average total earning assets. Table 6 presents the average yield on each category of earning assets, average rate paid on each category of interest-bearing liability, and the resulting interest rate spread and net yield on earning assets for each year in the three-year period ended December 31, 1995. Yields on tax-exempt investment securities presented in Table 6 have not been adjusted to a fully taxable equivalent to recognize the income tax savings and to facilitate comparison of taxable and tax-exempt assets because of utilized operating loss carryforwards.

1995 Compared to 1994. Net interest income for the year ended December 31, 1995 was $7.7 million as compared to $15.4 million for the year ended December 31, 1994. The decrease is primarily attributable to declining loan balances and the sale of securities during 1995 and the fourth quarter of 1994.

Interest earning assets at December 31, 1995 decreased to $119.6 million, compared with $205.6 million at December 31, 1994. Interest bearing liabilities at December 31 1995 decreased to $80.1 million, compared with $133.0 million at December 31, 1994.

Loan interest income in 1994 included the accretion of deferred gain from the Company's prime-based interest rate floor contract and the accretion of discount on the purchased loans, discussed below. The net yield on earning assets and the net interest rate spread for 1995 were 5.52% and 3.77%, respectively, as compared to 6.77% and 5.43%, respectively, for 1994, including the effect of the accretion of deferred gain and discounts. This is also reflected in the decreased net interest income for 1995.

1994 Compared to 1993. Net interest income increased to $15.4 million for 1994 from $14.7 million for 1993. The increase is primarily attributed to net accretion of discount on the loan portfolio purchased in 1993 of $3.9 million and the accretion of the deferred gain of $544,000 from the sale of a prime rate based floor component of an interest rate collar contract which expired in June 1994, compared to $2.2 million included in interest income in 1993 related to the same contract.

The net yield on earning assets and the net interest rate spread for 1994 were 6.77% and 5.43%, respectively, as compared to 5.56% and 4.44%, respectively, for 1993. The effect of the accretion of discount and deferred gain enhanced interest income by $4.4 million and minimized the effect of decline in earning assets and the increase in the cost of funds. (See Table 6 "Average Balance Sheets and Analysis of Net Interest Income" and Table 7 "Increase (Decrease in Interest Income/Expense Due to Change in Average Balance and Average Rate.") Without this income, the net yield on earning assets and net interest rate spread would be reduced in 1994 to 4.77% and 3.43%, respectively, as compared 4.70% and 3.56%, respectively for 1993, which excludes the $2.2 million of interest income from the interest rate swap in 1993.

Effects of Nonperforming Loans on Net Interest Income. Foregone interest income attributable to nonperforming loans amounted to $160,000 for 1995 compared to $1.2 million for 1994 representing a 17 basis point and an 83 basis point reduction, respectively in yield on average gross loans outstanding for those years. Although the Bank sold a large portion of the nonperforming loans in February 1995, to the extent that additional loans are identified as nonperforming in future periods, operating results will continue to be adversely affected. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for loan losses.)

Future Effects of Continued Decline in Loan Volume. Loan volume continued to decline during 1995, and decreased to $82.0 million at December 31, 1995, from $115.3 million at December 31, 1994. Average balances for 1995 totaled $95.8 million compared to $140.1 million for 1994. The volume of outstanding loans has experienced a sustained decline since the second quarter of 1991, due to the ongoing recession affecting the Company's primary market area, the planned restructuring and lack of effective marketing efforts. Management believes that a lower volume of loans will continue to adversely affect the Company's net interest income, interest rate spread and net yield on earning assets during the foreseeable future.

Comparison of Net Yield and Interest Rate Spread. The Company's net yield on earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. While these deposits are noninterest-bearing, they are not cost-free funds. Customer service expense, primarily costs related to external accounting, data processing and courier services provided to title and escrow company depositors, are incurred by the Company to the extent that certain average noninterest-bearing deposits are maintained by such depositors, and such deposit relationships are determined to be profitable. Customer service expense is classified as noninterest expense. If customer service expenses related to escrow customers were classified as interest expense, the Company's reported net interest income and noninterest expense for the years ended December 31, 1995 and 1994 would be reduced by $489,000 and $423,000, respectively. The net yield on earning assets for the years ended December 31, 1995 and 1994 would have been 5.17% and 6.59%, respectively, as compared to the actual net yield on earning assets of 5.52% and 6.77% for 1995 and 1994, respectively.

Table 6                                                          Year ended December 31, 1995
Average Balance Sheets and                        ----------------------------------------------------------
Analysis of Net Interest Income                           Average Balances
                                                  ---------------------------------
                                                                            % Change
                                                                 % of         from       Interest      Average
                                                                Total        Prior        Income/      Yield/
                                                   Amount       Assets        Year        Expense       Rate
                                                  --------      ------      -------      --------      ------
                                                                 (dollar amounts in thousands)
ASSETS:
Federal funds sold and securities purchased
  under agreements to resell                      $ 16,034         11%         107%       $    933        5.82%
Interest-bearing deposits in other financial
  institutions                                         174          0%         287%              7        4.02%
Securities held to maturity:
  U.S. Treasury and agency, corporate and
     other securities                                    0          0%        -100%             --          --
  Tax-exempt municipal securities                       --         --            --             --          --
Securities available for sale:
  U.S. Treasury and agency, corporate and
     other securities                               26,636         18%         -59%          1,383        5.19%
  Tax-exempt municipal securities                       45          0%         -86%             12       26.67%
Trading securities                                       0          0%        -100%             --          --
Loans(1)(2)                                         95,771         64%         -32%          9,299        9.71%
                                                  --------      -----                     --------
          Total earning assets                    $138,660         93%         -39%       $ 11,634        8.39%
                                                                                          ========
Nonearning assets:
  Cash and due from banks -- demand                  9,403          6%         -42%
  Other assets                                       4,840          3%         -54%
  Allowance for credit losses                       (3,504)        -2%         -57%
                                                  --------      -----
          Total assets                            $149,399        100%         -39%
                                                  ========      =====
LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing deposits:
  Demand                                          $  7,341          5%         -23%       $    137        1.87%
  Money market and savings                          29,001         19%         -27%          1,002        3.46%
  Time certificates of deposit:
     $100,000 or more                                8,876          6%         -23%            542        6.11%
     Under $100,000                                 36,754         25%         -51%          2,188        5.95%
                                                  --------      -----                     --------
          Total time certificates of deposit        45,630         31%         -47%          2,730        5.98%
                                                  --------      -----                     --------
  Total interest-bearing deposits                   81,972         55%         -39%          3,869        4.72%
Federal funds purchased and securities sold
  under agreements to repurchase                     4,154          3%         -62%            110        2.65%
                                                  --------      -----                     --------
          Total interest-bearing liabilities      $ 86,126         58%         -41%       $  3,979        4.62%
                                                                                          ========
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits               52,246         35%         -33%
  Other liabilities                                  1,994          1%         -30%
Shareholders' equity                                 9,033          6%         -53%
                                                  --------      -----
          Total liabilities and shareholders'
            equity                                $149,399        100%         -39%
                                                  ========      =====
Net interest income (spread)                                                              $  7,655        3.77%
                                                                                          ========      ======
Excess of earning assets over interest-bearing
  liabilities(2)                                  $ 52,534                     -35%
                                                  ========
Net yield on earning assets                                                                               5.52%
                                                                                                        ======
Loans as a percent of total deposits
  ("loan-to-deposit ratio")                           71.4%
                                                  ========

- ------------
(1) Included in interest income on loans are net loan origination fees (costs), representing an adjustment to yield, amounting to $312,745, $121,278 and $63,131 in 1995, 1994 and 1993 respectively.
(2) Average balances of loans outstanding include all nonperforming loans.

               Year ended December 31, 1994                                       Year ended December 31, 1993
- ----------------------------------------------------------         ----------------------------------------------------------
        Average Balances                                                   Average Balances
- --------------------------------                                   --------------------------------
                        % Change                   Average                                 % Change                   Average
               % of         from      Interest      Yield/                        % of         from      Interest      Yield/
              Total        Prior       Income/        Rate                       Total        Prior       Income/        Rate
  Amount     Assets         Year       Expense         (1)           Amount     Assets         Year       Expense         (1)
- --------     ------     --------     ---------     -------         --------     ------     --------     ---------     -------
                                                (dollar amounts in thousands)
   7,739
$                3%        -35%       $    353        4.30%        $ 11,822         4%        -31%       $    375        3.17%
      45         0%        -92%              3        6.67%             595         0%        -78%             32        5.38%
  11,675         5%        -85%            610        5.23%          78,716        27%        226%          4,646        5.90%
      --        --        -100%             --          --              496        --           --             50        9.67%
  64,252        26%        682%          3,625        5.64%           8,216         3%        -75%            314        3.82%
     326         0%        -28%             50       14.89%             450         0%        -86%             45        9.59%
   2,895         1%        -52%            130        4.49%           6,038         2%        352%            217        3.59%
 140,079        57%        -12%         16,149       11.53%         159,680        55%        -17%         14,933        9.35%
- --------      ----                    --------                     --------      ----                    --------
$227,009        92%        -15%       $ 20,900        9.21%        $266,011        91%         -3%       $ 20,612        7.75%
                                      ========                                                           ========
  16,203         7%        -26%                                      21,934         8%         15%
  10,515         4%         -3%                                      10,794         4%          6%
  (8,172)       -3%          8%                                      (7,573)       -3%         -7%
- --------      ----                                                 --------      ----
$245,555       100%        -16%                                    $291,166       100%         -1%
========      ====                                                 ========      ====
$  9,493         4%        -28%       $    144        1.52%        $ 13,199         5%          2%       $    171        1.29%
  39,852        16%        -17%          1,274        3.20%          47,905        16%        -13%          1,301        2.72%
  11,481         5%        -27%            471        4.11%          15,815         5%        -29%            562        3.55%
  74,484        30%        -13%          3,309        4.44%          85,410        30%         10%          3,534        4.14%
- --------      ----                    --------                     --------      ----                    --------
  85,965        35%        -15%          3,780        4.40%         101,225        35%          1%          4,096        4.05%
- --------      ----                    --------                     --------      ----                    --------
 135,310        55%        -17%          5,198        3.84%         162,329        56%         -3%          5,568        3.43%
  10,863         5%        -23%            328        3.02%          14,029         5%        -26%            352        2.51%
- --------      ----                    --------                     --------      ----                    --------
$146,173        60%        -17%       $  5,526        3.76%        $176,358        61%         -6%       $  5,920        3.36%
                                      ========                                                           ========
  77,445        32%        -14%                                      89,605        31%         14%
   2,851         1%        -16%                                       3,490         1%        -20%
  19,086         7%        -12%                                      21,713         7%        -12%
- --------      ----                                                 --------      ----
$245,555       100%        -16%                                    $291,166       100%         -1%
========      ====                                                 ========      ====
                                      $ 15,374        5.43%                                              $ 14,692        4.44%
                                      ========      ======                                               ========      ======
$ 80,836                   -10%                                    $ 89,653                     4%
========                                                           ========
                                                      6.77%                                                              5.56%
                                                    ======                                                             ======
   65.8%                                                              63.4%
========                                                           ========

Table 7
Increase (Decrease) in Interest Income/Expense
Due to Change in Average Balance and Average Rate(1)

                                   Year ended December 31,       Year ended December 31,       Year ended December 31,
                                    1995 Compared to 1994         1994 Compared to 1993         1993 Compared to 1992
                                 ---------------------------   ---------------------------   ---------------------------
                                 Balance    Rate      Total    Balance    Rate      Total    Balance    Rate      Total
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                              (Dollar amounts in thousands)
INTEREST INCOME:
Federal funds sold and
  securities purchased under
  agreements to resell           $   357   $   243       600   $  (178)  $   136   $   (42)  $  (160)  $   (30)  $  (190)
Interest-bearing deposits in
  other financial institutions         9        (5)        4       (30)        1       (29)     (108)       20       (88)
Securities held to maturity:
  U.S. Treasury and agency,
    corporate and other
    securities                      (610)        0      (610)   (3,765)     (271)   (4,036)    3,134      (237)    2,897
  Tax-exempt municipal
    securities                         0         0         0       (50)       --       (50)       50        --        50
Securities available for sale:
  U.S. Treasury and agency,
    corporate and other
    securities                    (2,122)     (119)   (2,241)    3,067       244     3,311    (1,038)     (638)   (1,676)
  Tax-exempt municipal
    securities                       (42)        5       (36)      (15)       20         5      (281)       35      (246)
Trading securities                  (130)        0      (130)     (132)       45       (87)      169         4       173
Loans                             (5,109)   (1,743)   (6,852)   (1,980)    3,196     1,216    (3,069)      184    (2,885)
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total earning assets         $(7,647)  $(1,619)  $(9,266)  $(3,083)  $ 3,371   $   288   $(1,303)  $  (662)  $(1,965)
                                 =======   =======   =======   =======   =======   =======   =======   =======   =======
INTEREST EXPENSE:
Interest-bearing deposits:
  Demand                         $   (33)  $    26   $    (7)  $   (53)  $    26   $   (27)  $     6   $   (99)  $   (93)
  Money market and savings          (347)       74      (273)     (234)      207       (27)     (230)     (263)     (493)
  Time certificates of deposit:
    $100,000 or more                (107)      177        70      (169)       78       (91)     (259)     (185)     (444)
    Under $100,000                (1,675)      556    (1,119)     (474)      249      (225)      363      (733)     (370)
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
    Total time certificates of
      deposit                     (1,782)      733    (1,049)     (643)      327      (316)      104      (918)     (814)
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
  Total interest-bearing
    deposits                      (2,162)      833    (1,329)     (930)      560      (370)     (120)   (1,280)   (1,400)
Federal funds purchased and
  securities sold under
  agreements to repurchase          (203)      (15)     (218)     (115)       91       (24)     (149)     (152)     (301)
Other short-term borrowings           --        --        --        --        --        --        --        --        --
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------
  Total interest-bearing
    liabilities                  $(2,365)  $   818   $(1,547)  $(1,045)  $   651   $  (394)  $  (269)  $(1,432)  $(1,701)
                                 =======   =======   =======   =======   =======   =======   =======   =======   =======
Net interest income              $(5,282)  $(2,437)  $(7,719)  $(2,038)  $ 2,720   $   682   $(1,034)  $   770   $  (264)
                                 =======   =======   =======   =======   =======   =======   =======   =======   =======

- ---------------

(1) The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.

Interest Rate Risk Management

Interest rate risk management focuses on controlling changes in net interest income that result from fluctuating market interest rates as they impact the rates earned and paid on earning assets and interest-bearing liabilities whose interest rates are subject to change prior to their maturity. Net interest income is subject to fluctuations arising from changes in market interest rates to the extent that the yields on various categories of earning assets respond differently to such changes as compared to interest rate-sensitive funding sources.

As part of the Company's efforts to manage interest rate risk, the Finance and Investment Committee of the Board of Directors meets monthly to review the exposure of earnings to potential changes in market interest rates.

Hedging Contracts. The Company's ability to manage interest rate risk using an on-balance sheet approach (such as offering loan and deposit products with varying terms and pricing characteristics) is limited by competitive factors and customer options. As a result, the Company's management of interest rate risk previously used off-balance sheet techniques, including interest rate swap agreements and collar and floor contracts. Interest rate swap transactions involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional (principal) amounts. In exchange for a premium, interest rate collar and floor contracts provide for the purchaser's (seller's) receipt (payment) of interest on the notional amount of the contract to the extent that a specified index interest rate declines below (rises above) a fixed rate established in the contract.

In December 1994, the Bank entered into an interest rate swap contract. Under the terms of the agreement the Bank received a floating U.S. libor rate, initial rate of 6.8%, and paid an 8.2% fixed rate. Payments were calculated on a $30 million notional amount based on a three year term to be paid semi annually. The original expiration of the contract was March 31, 1995, and was subsequently extended to July 31, 1995. The swap was intended to hedge the market value fluctuations of investment securities available-for-sale and was therefore recorded at its fair value at December 31, 1994. The unrealized gain of $135,000 at December 31, 1994 was recorded with the unrealized gain/loss on securities available-for-sale. The swap was terminated in 1995 with a realized loss of $1.3 million.

In October 1993, the Bank entered into an interest rate swap contract. Under the terms of the agreement, the Bank received 6.0% fixed and paid floating-rate prime for 21 months on a $10 million notional amount. The swap was intended to bring the Bank's interest rate sensitivity "gap" back within policy guidelines for interest rate risk exposure. The Bank had moved slightly outside of these guidelines during the third quarter of 1993, primarily due to the September 7, 1993, $20.8 million loan purchase which consisted of almost all floating-rate prime based loans. This contract matured in August, 1995.

During 1994, the Company recognized $544,000 in interest income from loans which represented the accretion of a deferred gain resulting from the sale of a prime rate based floor component of an interest rate collar contract that expired in June 1994.

The interest rate swap agreements and floor contract were entered into to reduce the effects on loan interest income and net interest income from potential changes in interest rates generally and the prime interest rate in particular. At December 31, 1995, the Company's loan portfolio included $53.4 million of loans having interest rates that float, primarily with changes in the prime interest rate, representing 68.2% of total gross loans outstanding at that date.

The Company and the Bank did not have any open contracts at December 31, 1995.

Interest Rate Maturities of Assets and Funding Sources. Management also monitors the sensitivity of net interest income to potential interest rate changes by distributing the interest rate maturities of assets and supporting funding liabilities into interest rate-sensitivity periods, summarizing interest rate risk in terms of the resulting interest rate-sensitivity "gaps," as presented in Table 8. A positive gap indicates that more assets than funding sources are subject to repricing during a specified period (asset-sensitive), while a negative gap (liability-sensitive) indicates the opposite condition. Balance sheet items are categorized in Table 8 according to their contractual repayment terms or earliest possible repricing dates, as appropriate. Determining the interest rate-sensitivity of noncontractual items is determined in a more qualitative manner, giving recognition to historical experience and expectations related to such factors as competitive conditions, disintermediation, and customer options (such as assets subject to prepayments and deposits subject to early withdrawal or immediate availability).

The gap position is but one of several variables that affect net interest income. The gap measure is a static indicator and, as such, is not an appropriate means for forecasting changes in net interest income in a dynamic business and economic environment. Consequently, these measures are not used in isolation by management in forecasting short-term changes in net interest income.

Table 8
Interest Rate Maturities of Assets and
Funding sources at December 31, 1995

                                                                       Amounts Maturing or Repricing in
                                                    ----------------------------------------------------------------------
                                                                                   After
                                                                      After       one year
                                                                   three months     but
                                                     Less than      but within     within     After    Not Rate
                                                    three months     one year     5 years    5 years   Sensitive   Total
                                                    ------------   ------------   --------   -------   --------   --------
                                                                        (dollar amounts in thousands)
ASSETS:
Federal Funds sold and securities purchased under
  agreements to resell                                $   21,000         $   --     $   --   $     --  $     --   $ 21,000
Investment securities held-for-sale                           --          4,009      6,749     9,659         --     20,417
Loans, net                                                47,463         14,149     14,371     2,224         --     78,207
                                                         -------        -------    -------   -------   --------   --------
    Total earning assets                                  68,463         18,158     21,120    11,883          0    119,624
Non-earning assets
Cash and due from banks                                       --             --         --        --      9,272      9,272
Other real estate owned                                       --             --         --        --        581        581
All other assets                                              --             --         --        --      2,515      2,515
                                                         -------        -------    -------   -------   --------   --------
    Total assets                                          68,463         18,158     21,120    11,883     12,368    131,992

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest bearing Deposits:
  Interest-bearing demand, money market and
    savings                                               28,565             --         --        --         --     28,565
  Time certificates of deposit                            12,577         15,749     18,773        --         --     47,099
Federal funds purchased and securities sold under
  agreements to repurchase                                 4,497             --         --        --         --      4,497
                                                         -------        -------    -------   -------   --------   --------
    Total Interest bearing liabilities                    45,639         15,749     18,773         0          0     80,161
Non-Interest bearing liabilities:
  Non-Interest bearing deposits                               --             --         --        --     44,579     44,579
  Other liabilities                                           --             --         --        --      1,241      1,241
  Shareholders' equity                                        --             --         --        --      6,011      6,011
                                                         -------        -------    -------   -------   --------   --------
Total liabilities & shareholders equity                   45,639         15,749     18,773         0     51,831    131,992
                                                         -------        -------    -------   -------   --------   --------
Interest rate-sensitivity gap                            $22,824        $ 2,409    $ 2,347   $11,883   $(39,463)  $      0
                                                         =======        =======    =======   =======   ========   ========
Cumulative interest rate-sensitivity gap                 $22,824        $25,233    $27,580   $39,463          0          0
                                                         =======        =======    =======   =======   ========   ========
Cumulative rate sensitivity gap as a percent of
  cumulative earning assets                                   33%            29%        26%       33%
                                                         =======        =======    =======   =======

Table 9
Maturities and Sensitivities of Loans
to Changes in Interest Rates December 31, 1995

                                                                 Interest          Interest
                                                                 rates are         rates are
                                                                 floating          fixed or
                                                               or adjustable     predetermined      Total
                                                               -------------     -------------     -------
                                                                      (dollar amounts in thousands)
Aggregate maturities of net loan balances which are due(1):
     In one year or less                                          $53,333           $ 8,279        $61,612
     After one year but within five years                              43            14,328         14,371
     After five years                                                  --             2,224          2,224
                                                                  -------           -------        -------
          Total                                                   $53,376           $24,831        $78,207
                                                                  =======           =======        =======

- ---------------

(1) Scheduled repayments are reported in the maturity category in which the payments are due, based on the loans' contractual terms, without regard to any potential renewals (rollovers) of such loans. The Company may renew loans upon their maturity, pursuant to credit underwriting guidelines established for all extentions of credit (see "Credit Portfolio Composition and Credit Risk").

(LOSS) GAINS ON SALES OF SECURITIES

1995 Compared to 1994

The Company continued to reduce asset size through restructuring the securities portfolio during 1995, as discussed below. During 1995, the Bank sold $46.9 million of investment securities available for sale, and terminated a related interest rate swap contract, realizing a net loss of $1.2 million on the sale of securities and a loss of $1.3 million on the termination of the interest rate swap contract. The 1994 losses on sales of securities were $1.4 million, mainly in the fourth quarter of that year. The net unrealized loss on securities available for sale decreased by $2.9 million during the year ended December 31, 1995, primarily as a result of the sale of securities and the realization of related losses, as compared to an increase in net unrealized losses on securities available for sale of $3.5 million during the year ended December 31, 1994.

1994 Compared to 1993

The Company's plan to reduce asset size through restructuring the securities portfolio included the sale of the securities available-for-sale that were funded by high rate deposits in order to minimized future interest rate risk and decrease volatile liability dependency. In the fourth quarter of 1994 there were approximately $80.0 million of securities, yielding on an amortized cost basis approximately 5.5%, that were funded by high cost deposits with maturities through the second quarter of 1995. The Bank sold approximately $30.0 million of these securities in the fourth quarter and realized a loss of $1.3 million.

The Bank's plan is to maintain a securities available-for-sale portfolio of approximately $20.0 million to $30.0 million on a reduced assets base to provide a source of liquidity and to meet the needs of pledged collateral for retail customers repurchase agreements and other deposits as required.

Loss on trading securities totaled $112,000 for 1994 as compared to net gains of $43,000 for 1993. Activity in trading securities ceased during 1994 and management does not intend to engage in this activity in the foreseeable future.

As discussed further under "Repurchase Agreements," the Company pledges certain securities as collateral for retail (customer) repurchase agreements and other deposits, as required. At December 31, 1995, total securities pledged amounted to $7.5 million. The Company may pledge additional securities as collateral for borrowings against wholesale (dealer) repurchase agreements to the extent such agreements become necessary to meet future liquidity needs.

Table 10
Maturities of and Weighted Average Yields on Investment
Securities and Debt Securities Available for Sale

                                                                 December 31, 1995
                             -----------------------------------------------------------------------------------------
                                      Carrying amount of investment securities maturing
                             --------------------------------------------------------------------
                                                                  After five
                                               After one but          but
                              Within one        within five       within ten         After ten
                                 year              years             years             years
                             -------------     -------------     -------------     --------------
                             Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield       Total    Yield
                             ------  -----     ------  -----     ------  -----     ------  ------     -------  -------
                                                           (dollar amounts in thousands)
Debt securities available
  for sale:
U.S. Treasury Securities     $1,010   5.02%        --     --     $   --     --     $   --      --     $ 1,010     5.02%
GNMA-guaranteed mortgage
  pass-through securities        --     --        120   6.01%        --     --         --      --         120     6.01%
FHLMC-issued mortgage pass-
  through certificates           --     --         --     --         --     --      5,971    6.24%      5,971     6.24%
Other government sponsored
  agency securities           2,999   4.99%     6,629   5.06%        --     --         --      --       9,628     5.04%
CMO's and REMIC's issued by
  U.S. Gov't sponsored
  agencies                       --     --         --     --         --     --      3,373    5.54%      3,373     5.54%
Federal Reserve Bank Stock       --     --         --     --         --     --        315    6.00%        315     6.00%
                             ------            ------            ------            ------             -------
                             $4,009   5.00%    $6,749   5.08%    $   --     --     $9,659    5.99%    $20,417     5.49%
                             ======            ======            ======            ======             =======


Estimated Fair Values of and Unrealized Gains and Losses on
Investment Securities and Debt Securities Available-for-Sale

                                                              December 31, 1995
                                           -------------------------------------------------------
                                             Total       Gross        Gross      Estimated
                                           Amortized   unrealized   unrealized     fair
                                             cost        gains        losses       value     Yield
                                           ---------   ----------   ----------   ---------   -----
                                                        (dollar amounts in thousands)
Debt Securities Available-for-Sale:
  U.S. Treasury securities                 $  1,010      $ --         $ --       $  1,010    5.02%
  GNMA-guaranteed mortgage pass-through
    securities                                  119         1           --            120    6.01%
  FHLMC-issued mortgage pass-through
    certificates                              6,001        11           41          5,971    6.24%
  Other government sponsored agency
    securities                                9,683        --           55          9,628    5.04%
  CMOs and REMICs issued by:
    U.S. Govt. agencies                       3,443        --           70          3,373    5.54%
    Privately issued                             --        --           --             --      --
  Zero coupon revenue municipal
   securities:                                   --        --           --             --      --
  Federal Reserve Bank Stock                    315        --           --            315    6.00%
  Interest Rate Swap                             --        --           --             --      --
                                           --------      ----         ----       --------
                                           $ 20,571      $ 12         $166       $ 20,417    5.49%
                                           ========      ====         ====       ========

                                                             December 31, 1994
                                          -------------------------------------------------------
                                            Total       Gross        Gross      Estimated
                                          Amortized   unrealized   unrealized     fair
                                            cost        gains        losses       value     Yield
                                          ---------   ----------   ----------   ---------   -----
                                                     (dollar amounts in thousands)
Debt Securities Available-for-Sale:
  U.S. Treasury securities                 $ 12,000      $  4        $   55      $ 11,949    6.84%
  GNMA-guaranteed mortgage pass-through
    securities                                5,325        33           255         5,103    6.17%
  FHLMC-issued mortgage pass-through
    certificates                              7,362        --           253         7,109    5.58%
  Other government sponsored agency
    securities                               14,869        --           906        13,963    5.89%
  CMOs and REMICs issued by:
    U.S. Govt. agencies                      23,353         2         1,688        21,667    6.37%
    Privately issued                          1,532        --            59         1,473    6.41%
  Zero coupon revenue municipal
   securities:                                   99        --            15            84   10.00%
  Federal Reserve Bank Stock                    573        --            --           573    6.00%
  Interest Rate Swap                             --       135            --           135
                                           --------      ----        ------      --------
                                           $ 65,113      $174        $3,231      $ 62,055    6.24%
                                           ========      ====        ======      ========

OTHER OPERATING INCOME

As set forth in the accompanying consolidated statements of operations, the Company's principal sources of recurring other operating income currently are letters of credit and foreign exchange services, investment services and deposit-related and other customer services.

1995 Compared to 1994

Other operating income from international services, investment services, and deposit related and other customer services for the year ended December 31, 1995 decreased $199,000 or 14.1% from the year ended December 31, 1994, resulting primarily from decreases in international services. Other income for the year ended December 31, 1995 included $730,000 in income from insurance proceeds resulting from the settlement of a law suit. Other operating income (loss) for the year ended December 31, 1994 included a loss of $1.1 million on the write-down of a movie library received as collateral for a loan.

Income from international services decreased by 48.5% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The department was closed in December, 1995, while retaining the letter of credit and foreign exchange functions.

1994 Compared to 1993

Total other operating income, excluding net (losses)gains on sales of securities, losses on other real estate owned and other assets and the lower of cost or market adjustment on loans held for sale, decreased to $1.4 million for 1994 from $1.6 million for 1993. Income from international services decreased by 22.7% to $435,000 for 1994 from $563,000 for 1993. The decrease was attributed to lower volume of foreign exchange transactions in 1994 as compared to 1993.

Income from investment services increased by 17.4% to $283,000 from $241,000. The Bank's investment services operation offers a range of investment products to the Bank's customers, including mutual funds, annuities and certain life insurance products. Management believes its investment services operation will be a growing source of revenue for the Bank.

Income from deposit-related and other customer service decreased by 12.4%, to $696,000 for 1994 from $795,000 for 1993. This decrease can be attributed to the declining average balance of noninterest deposits. Average noninterest deposits for 1994 decreased by 14.0%.

OTHER OPERATING EXPENSE

1995 Compared to 1994. Other operating expenses decreased 18.1% for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The decrease was due primarily to management's efforts to continue to reduce operating expenses. Compensation expense decreased $1.4 million or 25.9% for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

Other operating expenses decreased in all categories except for customer service expenses which increased $16,000 or 1.9% and other professional services which increased $140,000 or 10.0%. The increase in customer services expenses were attributable to increased data processing costs associated with escrow account customers, and the increase in other professional services were attributable to accounting and auditing fees and the use of outside consultants to supplement management.

As of December 31, 1995, the Bank entered into a Lease Restructure Agreement with its landlord, which modified the Bank's future lease obligations by substantially reducing its rent expense. As a result of the Lease Modification, the Bank reduced its space under its leases from approximately 42,400 square feet to 23,883 square feet. Further, the Lease Modification resulted in a decrease in the effective rent per square foot from approximately $4.00 to $2.33 or $55,666 per month for the period November 1, 1995 to October 31, 2000. The effective rent for the period November 1, 2000 to October 31, 2004 will be $2.83 per square foot or $67,607 per month and 1996 is the base year for increases in property taxes and operating costs resulting in a further decline of operating expenses and a limit on annual increases. For the year 1996, pass through expenses will be zero. The restructuring of the Bank's leases represents an annual savings of $852,000 over the next five years.

Under the provisions of the Lease Restructure Agreement, the Bank assigned its interests in its subleases to the landlord. In conjunction with the execution of the Lease Restructure Agreement, the Company has issued to the landlord a seven year warrant to purchase up to 9.9% of the shares of the Company's common stock at $1.50 per share (or such lower price as provided in the Warrant Agreement). The Company also granted the landlord registration rights with respect to any shares purchased by the landlord (or its assignee) pursuant to the Warrant.

1994 Compared to 1993. As indicated in the accompanying consolidated statements of operations, total other operating expenses decreased $344,000 to $13.7 million for 1994 from $14.1 million for 1993. The decrease in operating expenses resulted from management's efforts to continue to reduce operating expenses. Reductions in expenses aggregating $1.2 million were incurred in all expense categories except for severance cost, customer services, other professional services, and promotion and other expenses, which totaled an aggregate increase of $829,000. The increase in the expense categories were for the most part, the results of specific actions and are not intended to be ongoing.

Operations in 1996 and beyond will benefit from the substantial reductions in operating costs achieved so far. The reduction in rent expense as a result of the restructuring of the leases, the reduction in compensation expense as a result of the reduction in staff, and the reduction in other non-interest expense will contribute directly to the improved performance of future years. Expenses in each of these areas is expected to be at levels even lower than those in 1995. An 18.3% reduction in staff in December, 1995 represents an annual savings of $810,000.

INCOME TAXES

The Company utilized all available financial statement income tax benefits in 1991, therefore, the cumulative losses through December 31, 1994, resulted in income tax carryforwards for the Company. The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. At December 31, 1995, the Company had $23.5 million of financial statement net operating loss carryforwards and $21.5 million of income tax net operating loss carryforwards. Future losses will not result in income tax benefits to the Company until it generates sufficient taxable income to utilize the present net operating loss carryforwards. The Company has maximized its carryback potential for federal income tax purposes.

The Company filed a loss carryback claim in 1995 and received a refund amounting to $535,000 plus $43,000 in interest in 1996.

Federal income tax laws permit the Company to carry back net operating losses three years to offset taxable income in those periods, if any, and forward fifteen years to offset taxable income in those future periods. Under special circumstances losses may be carried back up to 10 years. California franchise tax laws do not provide for the carryback of such losses and generally permit one-half of net operating losses to be carried forward five years.

CAPITAL RESOURCES

The Company's shareholders' equity at December 31, 1995, decreased to $6.0 million from $10.3 million at December 31, 1994. The decrease is attributed to the current year's net loss of $7.2 million net of a decrease in unrealized losses on the securities available-for-sale of $2.9 million.

The ability of the Company and the Bank to maintain appropriate levels of capital resources is substantially dependent on their ability to support earning assets and sustain profitability. The Company's plan for 1996 is to further improve profitability by improving asset quality by reducing nonperforming loans, continuing to reduce operating expenses, and increasing fee revenues. Although the Company and Bank have taken steps toward these goals, there can be no assurances that operating losses will not continue.

The Bank is currently operating under a Formal Agreement dated December 14, 1995 with the OCC. To the extent significant losses continue and capital continues to erode, the Bank could fall into an "undercapitalized" category. In such event, the Bank would be even more closely monitored by the federal regulators, and could be subject to other restrictions. (See Item 1. "BUSINESS -- Federal Deposit Insurance Corporation Improvement Act of 1991.")

REGULATORY CAPITAL REQUIREMENTS

Risk-Based Capital Guidelines

The Federal Reserve Board and the OCC have issued guidelines to implement risk-based capital requirements. These requirements are discussed in detail under "Item 1. BUSINESS -- Capital Adequacy Guidelines."

The risk-based capital ratio of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. A bank holding company's total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"), minus certain specified deductions (collectively, the "deductions"), if any. The Company and the Bank's Tier 1 capital consists of common shareholders' equity. Tier 1 capital excludes any net unrealized gains or losses resulting from the implementation of Statement of Financial Accounting Standard
(SFAS) No. 115. The Bank's Tier 2 capital consists of the allowance for credit losses (subject to overall limitations as discussed under "Item 1.
Business -- Capital Adequacy Guidelines"). The Company has no Tier 2 capital.

The risk-based capital ratio focuses principally on broad categories of credit risk. The ratio does not take into account many other factors that can affect the Company's or the Bank's financial condition. Those factors include interest rate risk, liquidity risks, the levels and quality of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of lending and investment policies, and management's overall ability to monitor and control financial and operating risks. In addition to evaluating capital ratios, an overall assessment of capital adequacy will take into account each of those other factors, including, in particular, the level of nonperforming and potential nonperforming loans. For these reasons, the final supervisory judgment on a banking organization's capital adequacy may differ from the conclusions that may be drawn solely from the entity's risk-based capital ratio. Accordingly, the FRB and OCC generally expect bank holding companies and national banks to operate with risk-based capital ratios above the minimums required.

Capital Leverage Ratio Standards

The Federal Reserve Board and the OCC require a minimum leverage ratio of Tier 1 Capital to total assets of 4.0%. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

Formal Agreement

As discussed further under "Regulatory Agreements," the Bank entered into the Formal Agreement with the OCC on December 14, 1995, pursuant to which the Bank is required to achieve and maintain, (i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 capital to risk weighted assets ratio equal to at least 10.0%. As set forth in Table 11, the Bank's capital leverage and Tier 1 capital to risk weighted assets ratios at December 31, 1995, were 4.67% and 6.95%, respectively. At December 31, 1995, the Bank was not in compliance with maintaining a capital leverage ratio of 6.5% or a Tier 1 capital to risk weighted assets ratio of 10% pursuant to the Amended Formal Agreement. Accordingly, the Bank may be subject to further regulatory enforcement action by the OCC. A Capital Plan was filed with the OCC on February 8, 1996.

In addition, the Agreement restricts the ability of the Company and the Bank to declare and pay dividends.

Failure to comply with the Formal Agreement can result in further regulatory action such as a cease and desist order, the imposition of civil money penalties against the Bank and its directors and executive officers or the removal of one or more directors or executive officers.

Table 11
Regulatory Capital Information of the Company and the Bank at December 31, 1995 and 1994

                                                       1995                                       1994
                                       ------------------------------------       ------------------------------------
                                           Company               Bank                 Company               Bank
                                       ----------------    ----------------       ----------------    ----------------
                                        Amount    Ratio     Amount    Ratio        Amount    Ratio     Amount    Ratio
                                       --------   -----    --------   -----       --------   -----    --------   -----
                                                                (dollar amounts in thousands)
Risk-based capital(3):
  Tier 1 capital                       $  6,166    6.96%   $  6,157    6.95%      $ 13,365    9.84%   $ 13,304    9.80%
  Tier 1 capital minimum requirement      3,542    4.00%      8,856   10.00%(1)      5,431    4.00%      5,431    4.00%
                                       --------   -----    --------   -----       --------   -----    --------   -----
    Excess                             $  2,624    2.96%   $ (2,699)  (3.05%)     $  7,934    5.84%   $  7,873    5.80%
                                       ========   =====    ========   =====       ========   =====    ========   =====
  Total capital                        $  7,306    8.25%   $  7,297    8.24%      $ 15,079   11.11%   $ 15,018   11.06%
  Total capital minimum requirement       7,085    8.00%      7,085    8.00%        10,862    8.00%     13,578   10.00%
                                       --------   -----    --------   -----       --------   -----    --------   -----
    Excess                             $    221    0.25%   $    212    0.24%      $  4,217    3.11%   $  1,440    1.06%
                                       ========   =====    ========   =====       ========   =====    ========   =====
Total risk-weighted assets             $ 88,558            $ 88,558               $135,777            $135,777
Capital Leverage Ratio
  Standard(2)(3):
  Tier 1 capital                       $  6,166    4.68%   $  6,157    4.67%      $ 13,365    5.65%   $ 13,304    5.62%
  Tier 1 capital minimum
    requirement(1)                        5,271    4.00%      8,565    6.50%(1)      9,461    4.00%     15,374    6.50%
                                       --------   -----    --------   -----       --------   -----    --------   -----
    Excess (Deficiency)                $    895    0.68%   $ (2,408)  (1.83%)     $  3,904    1.65%   $ (2,070)  (0.88%)
                                       ========   =====    ========   =====       ========   =====    ========   =====
Average total assets, as adjusted,
  during three-month periods ended
  December 31,                         $131,764            $131,764               $236,526            $236,526

- ------------

(1) The Bank's minimum Tier 1 capital to risk weighted assets and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at December 31, 1995 and December 31, 1994 to average total assets during the three-month period then ended.

(3) Tier 1 capital excludes any unrealized gains or losses recorded under Statement of Financial Accounting Standards No. 115.

FUTURE EFFECTS OF NONPERFORMING LOANS AND CREDIT LOSSES ON CAPITAL RESOURCES

The significant losses incurred during 1995 and 1994 eroded the Company's capital. These losses were primarily a result of increased provisions for loan losses, losses on securities, OREO and other assets, and reductions in interest earning assets without a corresponding reduction in operating expenses. Although the Company was able to decrease the level of nonperforming assets at December 31, 1995, it suffered significant loan losses related to the high level of nonperforming loans from the previous years. To the extent that such nonperforming loan levels increase and result in increased provisions for credit losses and loan charge-offs or adversely affect the level of income from those loans, the Company's ability to generate adequate future earnings will be negatively affected.(See "Net Interest Income and Interest Rate Risk.")

EFFECTS OF REGULATORY AGREEMENTS AND RESTRICTIONS ON CASH DIVIDENDS

There are statutory and regulatory limitations on the amount of cash dividends which may be distributed by a national bank (see Note 14 of the accompanying notes to consolidated financial statements). As a result of those limitations and reported net losses in 1990, 1991, 1992, 1994 and 1995 the Bank cannot under the Formal Agreement declare dividends to the Company without the prior approval of the OCC.

Management expects the Formal Agreement will substantially impair the ability of the Bank to declare and pay dividends to the Company during the foreseeable future, since the Bank currently intends to retain any earnings to augment its regulatory capital. Since dividends from the Bank are the principal source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. Further, in accordance with the Memorandum of Understanding, the Company has agreed to refrain from paying dividends without the prior written approval of the FRBSF and the OCC.

LIQUIDITY

LIQUIDITY MANAGEMENT

The Bank

Market and public confidence in the financial strength of the Bank and financial institutions in general will largely determine the Bank's access to appropriate levels of liquidity. This confidence is significantly dependent on the Bank's ability to maintain continued sound asset credit quality and appropriate levels of capital resources (see "Credit Portfolio Composition and Credit Risk" and "Capital Resources"). The financial difficulties of financial institutions in recent years have served to test this public confidence, as evidenced by recent disintermediation (industry-wide withdrawal) of deposits.

Liquidity is defined as the ability of the Bank to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the Bank's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily and weekly basis.

Sources of liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase ("repurchase agreements"); loan repayments; deposits, net of volatile noninterest-bearing demand deposits and certain interest rate-sensitive deposits; and borrowings under informal overnight federal fund lines available from correspondent banks. In addition to volatile noninterest-bearing demand and interest rate-sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

In response to the Formal Agreement and the Amended Formal Agreement, the Bank's Board of Directors adopted revised measurement guidelines for management of the Bank's liquidity position (the "liquidity guidelines"), including limitations on the maximum acceptable ratios as follows: (i) loan-to-deposit ratio of 85%, (ii) amounts of purchased funds as a percentage of aggregate funding sources, comprised of purchased funds, deposits, and borrowings from customers under retail repurchase agreements ("purchased funds ratio") of 20%, (iii) pledged investment securities as a percentage of the total investment securities portfolio ("pledged securities ratio") of 75%, (iv) money desk deposits, as discussed further below, in the aggregate and as a percentage of total deposits of 40% and time certificates of deposit of $100,000 or more to total deposits of 15% (See "Regulatory Agreements"). For this purpose, purchased funds include borrowings from securities dealers under wholesale repurchase agreements, borrowings from correspondent banks under overnight federal fund lines and brokered deposits. The liquidity guidelines further establish a minimum net liquidity position to be maintained by the Bank. The Bank was in compliance with these guidelines throughout 1995. (See Item 8. "CONSOLIDATED FINANCIAL STATEMENTS.")

As described above, maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. Accordingly, the liquidity guidelines also require that the Bank maintain a minimum level of total regulatory capital in excess of the minimum level required under the FRB's guidelines (see "Capital Resources").

Management and the Finance and Investment Committee of the Board of Directors of the Bank seek to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular (see "Net Interest Income and Interest Rate Risk"). The Committee meets monthly to review the Bank's current and projected net liquidity position and to review actions taken by management at its weekly Liquidity Committee meetings in order to achieve this liquidity objective.

The Company's consolidated statements of cash flows included in the accompanying consolidated financial statements present certain information about cash flows from operating, investing and financing activities. The Company's principal cash flows relate to investing and financing activities of the Bank, rather than operating activities. While the statement presents the periods' net cash flows from lending and deposit activities, it does not reflect certain important aspects of the Bank's liquidity described above, including (i) anticipated liquidity requirements under outstanding credit commitments to customers, (ii) intraperiod volatility of deposits, particularly fluctuations in the volume of commercial customers' noninterest-bearing demand deposits, and (iii) unused borrowings available under federal funds lines, repurchase agreements, and other arrangements. As such, management believes that the measurements provided in the liquidity guidelines discussed above are generally more indicative of the Bank's overall liquidity position. The Bank's principal source of operating cash flows is net interest income. See "Net Interest Income and Interest Rate Risk" for a discussion of the impact of recent trends and events on this source of operating cash flows during the three-year period ended December 31, 1995.

The Company

The Company's liquidity is limited. The Company is relying on equity sales and dividends from the Bank as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank is prohibited from paying cash dividends without the prior written consent of the OCC and FRBSF.

During 1995, the Company did not receive dividends.

The Company anticipates cash expenditures during 1996 to consist of operating expenses. A cash shortfall is anticipated unless additional cash can be raised. (See "Regulatory Agreement")

DEPOSIT TRENDS

As indicated in Table 12, the Bank experienced a 36.9% decline in average total deposits in 1995 from 1994. The decline in deposits occurred throughout various deposit categories as the mix of deposits during 1995 did not significantly change from 1994 except for the decrease in money desk operations, which was a planned reduction.

The deposit decline continued subsequent to December 31, 1995, as Table 12 presents average deposits for the two months ended February 29, 1996, of $115.3 million compared to the previous calendar quarter of $120.2 million. The percentage mix of deposits remained comparable. The reductions were consistent with reductions in various loans.

See "Net Interest Income and Interest Rate Risk" and "Other Operating Expense" for a discussion of the effects of these events on recent or prospective operating results.

As indicated in Table 13, time certificates of deposit of $100,000 or more from money desk operations represented a less significant source of funding during 1995 than in 1994. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000. At December 31, 1995, 18.2% of total time certificates of deposit of $47.1 million were represented by accounts individually in excess of $100,000 as compared to 16.1% of total time certificates of deposit of $76.0 million at December 31, 1994. Time certificates of deposit from the money desk operation comprised 29.2% of time certificates of deposit in excess of $100,000 in 1995 as compared to 32.1% in 1994

While time certificates of deposit in the aggregate do not exhibit the daily volatility that characterizes commercial customers' noninterest-bearing demand deposits, the stability of time certificates of deposit is dependent, in significant part, on such depositors' perceptions of the Bank's financial strength. Management believes that the Bank's ability to compete for potential customers' deposits during 1995 has been hampered to some extent by concerns arising from the Company's reported net losses.

The Bank's customers are principally commercial in nature and are attracted primarily on the basis of personal relationships and service quality. A portion of those customers maintain deposit accounts having balances significantly in excess of current federal deposit insurance limits. At December 31, 1995, 45.1% of total deposits, excluding time certificates of deposit attributable to the money desk, were held in accounts with balances of $100,000 or more.

Money Desk Deposits

The Bank's wholesale institutional funds acquisition operation ("money desk") was established in September 1990. The money desk solicits time certificates of deposit from institutional investors nationwide, including other banks, savings and loans, credit unions, trust companies, and pension funds beyond the Bank's traditional market area, comprised of the west side of the City of Los Angeles.

Although management believed that deposits gathered through the money desk are less costly and provide greater capacity for overall deposit growth than brokered deposits, the rates paid on certificates of deposits gathered through this vehicle are higher than those offered in the local market. The Bank's focus will be to attract deposits from its traditional local market area. However, the Bank's policy is to activate the money desk operation as necessary, if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through the money desk.

Other Liquidity Sources

Management continues to seek additional sources of liquidity. Additional sources of liquidity available to the Bank are securities available-for-sale and federal funds sold which may be immediately converted into cash at a minimal cost. Management intends to use these additional sources of liquidity to the extent necessary.

Pursuant to FDICIA, the use of brokered deposits is limited to institutions categorized as "well-capitalized" and, upon the issuance of a waiver by the FDIC, to "adequately capitalized" institutions. As a result of the Formal Agreement, the Bank is presently considered only adequately capitalized under the FDIC regulations. Although the Bank did not anticipate using brokered deposits, it cannot avail itself of brokered deposits as a source of liquidity.

Repurchase Agreements

The Bank has borrowed funds from investment banking firms (dealers) and customers pursuant to sales of securities under repurchase agreements. Those repurchase agreements provide for the Bank's sale of investment securities to dealers or customers with simultaneous agreement to repurchase identical securities on specified dates and at specified prices. The initial price paid to the Bank under such wholesale (dealer) and retail (customer) repurchase agreements is less than the fair market value of the investment securities sold, and the Bank may be required to pledge or deliver additional securities if the fair market value of the investment securities sold declines below the price initially paid to the Bank for those securities. Borrowings under repurchase agreements are collateralized by U.S. Treasury or government agency securities and mortgage pass-through certificates guaranteed or issued by the Government National Mortgage Corporation, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation.

The Bank's borrowings under repurchase agreements are summarized in Table 14. Wholesale (dealer) repurchase agreements have not represented a significant source of liquidity. However, there remain market and credit risks associated with repurchase agreements. In the event of sudden short-term market interest rates increases, the costs of this funding source could increase concurrent with a decline in the fair value of the underlying investment securities. As a result, the Bank would be required to deliver additional securities, thereby reducing the amount of investment securities otherwise available for collateralized borrowings.

Wholesale (dealer) repurchase agreements involve credit risk to the extent that the fair value of underlying investment securities exceeds the amount advanced to the Bank under the related repurchase agreement. Securities subject to such repurchase agreements are held in the name of the Bank by the dealers who arrange the transactions. In the event the dealer defaults and the Bank is unable to obtain the collateralizing investment securities, the Bank's risk of loss is the amount of any such excess fair market value. The Bank's wholesale (dealer) repurchase agreements are primarily overnight transactions. As a result, management believes that the credit risks associated with this funding source are substantially limited.

Table 12
Funding Composition and Liquidity Trends
(Balances are period averages)

                                                                               Three month period ended
                                                          ------------------------------------------------------------------
                                           Two months
                                             ended
                                          February 29,     December 31,      September 30,     June 30,         March 31,
                                              1996             1995              1995            1995             1995
                                         ---------------  ---------------   --------------- ---------------  ---------------
                                                                   (dollar amounts in thousands)
Noninterest-bearing demand deposits:
  Real estate title and escrow company
    customers                            $  7,971     7%  $  9,057     7%  $ 11,831     9%  $ 10,756     8%  $ 12,085     7%
  All other noninterest-bearing demand     30,247    26%    34,629    28%    42,869    33%    42,801    30%    45,108    27%
Interest-bearing demand, money market
  and savings                              29,575    25%    29,832    24%    31,619    24%    36,999    26%    40,240    24%
Time certificates of deposit:
  Money desk operation                     32,901    28%    32,035    26%    23,793    18%    32,699    23%    46,696    28%
  All other:
    $100,000 or more                        5,640     5%     5,793     5%     6,300     5%     6,530     5%     7,401     4%
    Under $100,000                          9,010     8%     8,857     7%     8,625     7%     7,457     5%     9,147     7%
                                         --------  -----  --------  -----  --------  -----  --------  -----  --------  -----
      Total time certificates of
         deposit                         $ 47,551    41%  $ 46,685    39%  $ 38,718    30%  $ 46,686    33%  $ 63,244    39%
                                         --------  -----  --------  -----  --------  -----  --------  -----  --------  -----
      Total deposits                      115,344    99%   120,203    98%   125,037    96%   137,242    97%   160,677    97%
Federal funds purchased                        --     --        --     --        --     --        --     --        --     --
Securities sold under agreements to
  repurchase                                1,508     1%     2,585     2%     4,914     4%     4,144     3%     5,011     3%
Other short-term borrowings                    --     --        --     --        --     --        --     --        --     --
                                         --------  -----  --------  -----  --------  -----  --------  -----  --------  -----
      Total funding liabilities          $116,852   100%  $122,788   100%  $129,951   100%  $141,386   100%  $165,688   100%
                                         ========  =====  ========  =====  ========  =====  ========  =====  ========  =====
Average loan-to-deposit ratio               68.0%            70.7%            76.2%            71.5%            68.7%
                                         ========  =====  ========  =====  ========  =====  ========  =====  ========  =====
Average purchased funds ratio                0.0%             0.0%             0.0%             0.0%             0.0%
                                         ========  =====  ========  =====  ========  =====  ========  =====  ========  =====
Period-end pledged securities ratio         63.2%            88.1%            83.9%            66.7%            22.9%
                                         ========  =====  ========  =====  ========  =====  ========  =====  ========  =====


                                                      Year ended December 31,
                                         -------------------------------------------------
                                              1995             1994             1993
                                         ---------------  ---------------  ---------------
                                                  (dollar amounts in thousands)
Noninterest-bearing demand deposits:
  Real estate title and escrow company
    customers                            $ 10,932     8%  $ 18,949     8%  $ 21,236     8%
  All other noninterest-bearing demand     41,313    30%    58,496    26%    68,369    26%
Interest-bearing demand, money market
  and savings                              36,342    26%    49,345    22%    61,104    23%
Time certificates of deposit:
  Money desk operation                     33,806    24%    74,657    33%    87,599    33%
  All other:
    $100,000 or more                        6,506     5%     6,141     3%    10,390     4%
    Under $100,000                          5,318     4%     5,167     3%     3,236     1%
                                         --------  -----  --------  -----  --------  -----
      Total time certificates of
         deposit                         $ 45,630    33%  $ 85,965    39%  $101,225    38%
                                         --------  -----  --------  -----  --------  -----
      Total deposits                      134,217    97%   212,755    95%   251,934    95%
Federal funds purchased                        --     --       179     --       107     --
Securities sold under agreements to
  repurchase                                4,154     3%    10,685     5%    13,922     5%
Other short-term borrowings                    --     --        --     --        --     --
                                         --------  -----  --------  -----  --------  -----
      Total funding liabilities          $138,371   100%  $223,619   100%  $265,963   100%
                                         ========  =====  ========  =====  ========  =====
Average loan-to-deposit ratio               71.4%            65.8%            63.4%
                                         ========         ========         ========
Average purchased funds ratio                0.0%             0.1%             0.0%
                                         ========         ========         ========
Period-end pledged securities ratio         88.1%            94.9%            11.0%
                                         ========         ========         ========

Table 13
Maturities of Time Certificates of Deposit
$100,000 or more at December 31, 1995

                                                                        Money       All
                                                                         Desk      Other      Total
                                                                        ------     ------     ------
                                                                             (dollar amounts in
                                                                                 thousands)
Aggregate maturities of time certificates of deposit:
  In three months or less                                               $  400     $4,196     $4,596
  After three months but within six months                                 300        958      1,258
  After six months but within twelve months                              1,392        900      2,292
  After twelve months                                                      405          0        405
                                                                        ------     ------     ------
     Total time certificates of deposit $100,000 or more                $2,497     $6,054     $8,551
                                                                        ======     ======     ======

Table 14
Securities Sold under Agreements to Repurchase

                                                                       1995       1994        1993
                                                                      ------     -------     -------
                                                                      (dollar amounts in thousands)
Balance at December 31                                                $4,497     $12,572     $ 8,023
Weighted average interest rate at December 31                           2.18%       2.47%       2.13%
Weighted average maturity at December 31 (days)                            7           5           4
Average balance during the year ended December 31                     $4,093     $10,685     $13,922
Weighted average interest rate during the year ended December 31        2.61%       2.96%       2.50%
Maximum balance outstanding at any month-end during the year ended
  December 31                                                         $7,031     $15,127     $40,805

REGULATORY AGREEMENTS

Formal Agreement (OCC)

As a result of a Report of Examination dated March 6, 1995, the OCC and the Bank have entered into a formal agreement dated December 14, 1995 ("Formal Agreement"), which supersedes and replaces in its entirety a Formal Agreement entered into by the Bank on July 26, 1991. The Formal Agreement provides that the Bank must (a) provide monthly progress reports to the OCC; (b) employ a Chief Financial Officer after approval by the OCC; (c) not pay directors fees;
(d) review all management fees, consulting contracts and severance plans; (e) analyze new products and services; (f) maintain sufficient liquidity; (g) develop a three year capital plan; (h) develop a strategic plan; and (i) implement a written loan administration program. A capital plan was submitted to the OCC on February 8, 1996, and a loan administration program was submitted on February 29, 1996. The strategic plan is due on April 30, 1996. The Bank has not yet employed a chief financial officer.

The OCC is near completion of an examination of the Bank as of March, 1996. Based on preliminary discussions with the OCC, management does not anticipate any significant changes to its Formal Agreement.

At December 31, 1995, the Bank's capital leverage ratio was 4.67% and its Tier 1 capital to risk weighted assets ratio was 6.95%. Although the Bank did not meet the minimum 6.5% and 10%, respectively required for these ratios by the Formal Agreement, management believed at December 31, 1995, it was in compliance with a substantial portion of the Formal Agreement and was making significant progress toward achieving full compliance with the remaining requirements.

Failure to comply with the Formal Agreement can result in further regulatory action such as a cease and desist order, the imposition of civil money penalties against the Bank and its director and executive officers or the removal of one or more directors or executive officers.

As required under and to comply with the reporting provisions of the Formal Agreement, the Bank reports monthly on the status of its progress to the OCC. The Bank has developed a detailed tracking system for determining and reporting compliance with the Formal Agreement.

Memorandum of Understanding (FRBSF)

The FRBSF conducts inspections of the Company. The Company entered into a Memorandum of Understanding ("1995 MOU") on October 26, 1995 with the FRBSF. The 1995 MOU supercedes and replaces a Memorandum of Understanding entered into by the Company on October 25, 1991. The 1995 MOU prohibits the Company from paying dividends without prior approval of the FRBSF and the OCC, requires the submission of a plan to increase the Bank's capital ratios, requires the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibits the incurrence or renewal of debt without the FRBSF's approval, restricts cash expenditures in excess of $10,000 in any month and prohibits the Company from making acquisitions or divestitures or engaging in new lines of business without the FRBSF's approval. The Company may be subject to further regulatory enforcement action by FRBSF.

ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            Page
                                                                                            ----
Independent Auditors' Report                                                                  47
Consolidated Balance Sheets                                                                   48
Consolidated Statements of Operations                                                         49
Consolidated Statements of Changes in Shareholders' Equity                                    50
Consolidated Statements of Cash Flows                                                         51
Notes to Consolidated Financial Statements                                                    52

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
National Mercantile Bancorp
Los Angeles, California

We have audited the accompanying consolidated balance sheets of National Mercantile Bancorp and subsidiary (the "Company") as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mercantile Bancorp and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying 1995 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company and its wholly owned subsidiary, Mercantile National Bank (the "Bank"), are operating under regulatory agreements with the Federal Reserve Bank of San Francisco and the Office of the Comptroller of the Currency ("OCC"), respectively, that require them to meet prescribed requirements. At December 31, 1995, the Bank did not meet the leverage and tier-one risk-based capital requirements under its agreement. If the Company or the Bank are unable to comply with the terms of the agreements, one or more regulatory sanctions may result. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters and a description of the Bank's capital plan which was submitted to the OCC are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

March 28, 1996

National Mercantile Bancorp and Subsidiary
CONSOLIDATED BALANCE SHEETS
December 31, 1995 and 1994

                                                                             1995           1994
                                                                           --------       --------
                                                                           (dollars in thousands)
ASSETS
Cash and due from banks -- demand                                          $  9,272       $ 22,210
Federal funds sold and securities purchased under agreements to
  resell                                                                     21,000         24,500
                                                                           --------       --------
          Cash and cash equivalents                                          30,272         46,710
Interest-bearing deposits with other financial institutions                      --            195
Securities available-for-sale, at fair value; aggregate amortized cost of $20,256 and $64,540 at December 31, 1995 and 1994,
  respectively                                                               20,102         61,483
FRB stock                                                                       315            573
Loans receivable held for sale, at fair value                                    --          6,599
Loans receivable                                                             82,012        115,284
  Allowance for credit losses                                                (3,805)        (3,063)
                                                                           --------       --------
          Net loans receivable                                               78,207        112,221
Premises and equipment, net                                                   1,126          1,684
Other real estate owned                                                         581          1,529
Income taxes receivable                                                          --             77
Accrued interest receivable and other assets                                  1,389          1,908
                                                                           --------       --------
                                                                           $131,992       $232,979
                                                                           ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                               $ 44,579       $ 87,430
  Interest-bearing demand                                                     7,737         13,844
  Money market accounts                                                      18,901         28,823
  Savings                                                                     1,927          1,696
  Time certificates of deposit:
     $100,000 and over                                                        8,551         12,261
     Under $100,000                                                          38,548         63,761
                                                                           --------       --------
          Total deposits                                                    120,243        207,815
Securities sold under agreements to repurchase                                4,497         12,572
Accrued interest payable and other liabilities                                1,241          2,284
                                                                           --------       --------
          Total liabilities                                                 125,981        222,671
Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000 shares                     --             --
  Common stock, no par value; authorized 10,000,000 shares; issued
     and outstanding 3,078,146 at December 31, 1995 and 1994                 24,614         24,614
  Accumulated deficit                                                       (18,449)       (11,249)
  Net unrealized loss on securities available-for-sale                         (154)        (3,057)
                                                                           --------       --------
          Total shareholders' equity                                          6,011         10,308
                                                                           --------       --------
                                                                           $131,992       $232,979
                                                                           ========       ========

See accompanying notes to consolidated financial statements.

National Mercantile Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 1995, 1994 and 1993

                                                                      1995        1994        1993
                                                                     -------     -------     -------
                                                                      (dollars in thousands, except
                                                                             per share data)
Interest income:
  Loans, including fees                                              $ 9,299     $16,149     $14,933
  Securities held-to-maturity                                             --         610       4,696
  Securities available-for-sale                                        1,395       3,675         359
  Trading securities                                                      --         130         217
  Federal funds sold and securities purchased under agreements to
     resell                                                              933         333         375
  Interest-bearing deposits with other financial institutions              7           3          32
                                                                     -------     -------     -------
          Total interest income                                       11,634      20,900      20,612
Interest expense:
  Interest-bearing demand                                                137         144         171
  Money market and savings                                             1,002       1,274       1,301
  Time certificates of deposit:
     $100,000 and over                                                   542         471         562
     Under $100,000                                                    2,188       3,309       3,534
                                                                     -------     -------     -------
          Total interest expense on deposits                           3,869       5,198       5,568
  Federal funds purchased and securities sold under agreements to
     repurchase                                                          110         328         352
                                                                     -------     -------     -------
          Total interest expense                                       3,979       5,526       5,920
                                                                     -------     -------     -------
          Net interest income                                          7,655      15,374      14,692
Provision for credit losses                                            2,307       7,330       2,000
                                                                     -------     -------     -------
     Net interest income after provision for credit losses             5,348       8,044      12,692
Other operating (losses) income:
  Net (loss) gain on sale of trading securities                           --        (112)         43
  Net loss on sale of securities held-to-maturity                         --          --         (13)
  Net (loss) gain on sale of securities available-for-sale            (1,233)     (1,327)        113
  Loss on termination of interest rate swap                           (1,294)         --          --
  Lower-of-cost-or-market adjustment on securities
     available-for-sale                                                   --          --         (63)
  International services                                                 224         435         563
  Investment services                                                    254         283         241
  Deposit-related and other customer services                            737         696         795
  Other income-shareholders' insurance claims                            730          --          --
  Loss on other real estate owned                                       (733)       (894)       (205)
  Loss on other assets                                                    --      (1,087)         --
  Lower-of-cost-or-market adjustment on loans held for sale               --        (851)         --
                                                                     -------     -------     -------
          Total other operating (losses) income                       (1,315)     (2,857)      1,474
Other operating expenses:
  Salaries and related benefits                                        3,878       5,088       5,237
  Severance costs                                                        141         333          78
  Net occupancy                                                        1,468       1,832       1,968
  Furniture and equipment                                                385         539         613
  Printing and communications                                            270         420         505
  Insurance and regulatory assessments                                   971       1,203       1,263
  Customer services                                                      853         837         631
  Computer data processing                                               413         495         538
  Legal services                                                         749         768       1,171
  Other professional services                                          1,546       1,406       1,094
  Other real estate owned expenses                                        41          87         310
  Promotion and other expenses                                           518         706         650
                                                                     -------     -------     -------
          Total other operating expenses                              11,233      13,714      14,058
                                                                     -------     -------     -------
     (Loss) income before cumulative effect of change in accounting
      principle                                                       (7,200)     (8,527)        108
Cumulative effect of change in accounting for investments in debt
  securities available-for-sale                                           --          --          63
                                                                     -------     -------     -------
          Net (loss) income                                          $(7,200)    $(8,527)    $   171
                                                                     =======     =======     =======
          (Loss) income per share before cumulative effect of
            change in accounting principle                           $ (2.34)    $ (2.79)    $  0.03
                                                                     =======     =======     =======
          Net (loss) income per share                                $ (2.34)    $ (2.79)    $  0.05
                                                                     =======     =======     =======

See accompanying notes to consolidated financial statements.

National Mercantile Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 1995, 1994 and 1993

                                                                                                Net
                                                                                             Unrealized
                                                                                           Gain (Loss) on
                                                     Common Stock                            Securities
                                      Preferred  ---------------------     Accumulated       Available-
                                      Stock       Shares       Amount        Deficit          for-Sale         Total
                                      ------     ---------     -------     -----------     --------------     -------
                                                                  (dollars in thousands)
Balance at January 1, 1993                --     3,035,379     $24,494      $  (2,893)        $     --        $21,601
  Stock options exercised                            9,067          31                                             31
  Net unrealized gain on
    securities available-for-sale         --            --          --             --              396            396
  Net income                              --            --          --            171               --            171
                                       -----     ---------     -------       --------          -------        -------
Balance at December 31, 1993              --     3,044,446     $24,525      $  (2,722)        $    396        $22,199
  Stock options exercised                 --        33,700          89             --               --             89
  Net unrealized loss on
    securities available-for-sale         --            --          --             --           (3,453)        (3,453)
  Net loss                                --            --          --         (8,527)              --         (8,527)
                                       -----     ---------     -------       --------          -------        -------
Balance at December 31, 1994              --     3,078,146     $24,614      $ (11,249)        $ (3,057)       $10,308
  Decrease in net unrealized loss
    on securities available-for-
    sale                                  --            --          --             --            2,903          2,903
  Net loss                                --            --          --         (7,200)              --         (7,200)
                                       -----     ---------     -------       --------          -------        -------
Balance at December 31, 1995              --     3,078,146     $24,614      $ (18,449)        $   (154)       $ 6,011
                                       =====     =========     =======      =========         ========        =======

See accompanying notes to consolidated financial statements.

National Mercantile Bancorp and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1995, 1994 and 1993

                                                                 1995           1994           1993
                                                               --------       --------       --------
                                                                       (dollars in thousands)
Net cash flows from operating activities:
  Net (loss) income                                            $ (7,200)      $ (8,527)      $    171
  Adjustments to reconcile net income (loss) to net cash
     provided by
     (used in) operating activities:
     Accretion of sublease loss                                    (458)          (386)          (295)
     Depreciation and amortization                                  365            468            450
     Provision for credit losses                                  2,307          7,330          2,000
     Provision for OREO                                             733            411             --
     Lower of cost or market adjustment on loans
       held-for-sale                                                 --            851             --
     Loss on sale of securities held-to-maturity                     --             --             13
     Net loss (gain) on sale of securities available-for-sale     1,233          1,327           (113)
     Net amortization of premiums on securities
       held-to-maturity                                              --             19            319
     Net amortization of premiums (accretion of discounts) on
       securities held-for-sale                                      57            177            (28)
     Net accretion of discounts on loans purchased                 (163)        (4,196)          (173)
     Gains on termination of interest rate swap and cap
       agreements accounted for as hedges of loans                   --             --          2,004
     Accretion of deferred gains, net amortization of
       premiums on interest rate hedging contracts terminated        --           (588)        (1,690)
     Loss on sale of other assets                                    --          1,087             --
     Net loss on sale of OREO                                        --            483            205
     Net decrease (increase) in trading securities                   --          9,992         (3,923)
     Decrease in accrued interest receivable and other assets       723            906            262
     Decrease in accrued interest payable and other
       liabilities                                                 (287)          (409)          (336)
                                                               --------       --------       --------
          Net cash (used in) provided by operating activities    (2,690)         8,945         (1,134)
Cash flows from investing activities:
  Net decrease (increase) in interest-bearing deposits with
     other
     financial institutions                                         195            (96)         1,882
  Purchase of securities held-to-maturity                            --        (11,964)       (17,205)
  Proceeds from sales of securities held to maturity                 --             --          2,997
  Proceeds from repayments and maturities of securities
     held-to-maturity                                                --          8,000         20,277
  Purchase of debt securities available-for-sale                 (8,013)      (151,752)        (7,989)
  Proceeds from sales of securities available-for-sale           46,862        154,040         21,841
  Proceeds from repayments and maturities of securities
     available-for-sale                                           4,276          8,326          1,766
  Proceeds from sale of loans                                     6,599             --             --
  Purchase of loans                                                  --             --        (16,761)
  Net decrease in loans                                          31,870         30,533         26,725
  Proceeds from sale of OREO                                        215          4,637          1,761
  Proceeds from sale of other assets                                 --            372             --
  Net purchases of premises and equipment                          (105)          (320)          (248)
                                                               --------       --------       --------
          Net cash provided by investing activities              81,899         41,776         35,046
Cash flows from financing activities:
  Net decrease in demand deposits, money market and savings
     accounts                                                   (58,649)       (40,690)       (43,029)
  Net (decrease) increase in time certificates of deposit       (28,923)       (20,341)         3,639
  Net (decrease) increase in funds payable on purchase of
     securities
     not yet settled                                                 --           (973)           973
  Net (decrease) increase in securities sold under agreements
     to repurchase and federal funds purchased                   (8,075)         4,549        (10,050)
  Net proceeds from exercise of stock options                        --             89             31
                                                               --------       --------       --------
          Net cash used in financing activities                 (95,647)       (57,366)       (48,436)
                                                               --------       --------       --------
Net decrease in cash and cash equivalents                       (16,438)        (6,645)       (14,524)
Cash and cash equivalents, January 1                             46,710         53,355         67,879
                                                               --------       --------       --------
Cash and cash equivalents, December 31                         $ 30,272       $ 46,710       $ 53,355
                                                               ========       ========       ========

See accompanying notes to consolidated financial statements.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995, 1994 and 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business and Basis of Presentation

The consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). All significant intercompany transactions and balances have been eliminated. The Bank is the Company's only subsidiary. The Bank operates as a commercial bank in the Los Angeles area. The accounting and reporting policies of the Company and the Bank conform with generally accepted accounting principles and general practice within the banking industry.

  Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, federal funds sold and securities purchased under agreements to resell. Cash flows from interest rate swap agreements and collar and floor contracts that are accounted for as hedges of loans and investments available-for-sale are reflected in cash flows from operating activities, rather than cash flows from investing activities.

  Investments in Debt and Equity Securities

Investments in debt securities and equity securities with readily determinable market values are classified into three categories based on the Company's intent at acquisition date. The categories are: (1) held-to-maturity, (2) available-for-sale and, (3) trading securities.

Debt securities available-for-sale are carried at estimated fair value. Unrealized holding gains and losses are excluded from earnings and reported as a net-of-tax amount in a separate component of shareholders' equity until realized. Because the Bank has net operating loss carryforwards, no tax benefit has been recorded from the unrealized loss.

Gains or losses on sales of securities are determined using the specific identification method.

Securities transferred from one category to another are transferred at estimated fair value.

  Loans

Loans are reported at the principal amounts outstanding, net of (i) deferred net loan origination fees, (ii) purchased discounts, (iii) deferred net gains on sales or terminations of interest rate swap agreements and collar contracts accounted for as hedges of loans, and (iv) the allowance for credit losses.

Nonaccrual loans are those for which management has discontinued accrual of interest because (i) there exists reasonable doubt as to the full and timely collection of either principal or interest or (ii) such loans have become contractually past due ninety days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due ninety days when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

For this purpose, loans are considered well secured if they are collateralized by property having a realizable value in excess of the amount of principal and accrued interest outstanding or are guaranteed by a financially capable party. Loans are considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts which management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received and where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to borrowers' current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current and (ii) such loans are either considered, in management's judgment, to be fully collectible or otherwise become well secured and in the process of collection.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Troubled debt restructured loans are those for which the Company has, for reasons related to borrowers' financial difficulties, granted concessions to borrowers (including reductions of either interest or principal) that it would not otherwise consider, whether or not such loans are secured or guaranteed by others. Troubled debt restructurings occurring after January 1, 1995 are included in impaired loans and accounted for as described below.

The Financial accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") SFAS No, 114 "Accounting by Creditors for Impairment of a Loan" which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures", which eliminates the provisions of SFAS No. 114 regarding how a creditor should report income on an impaired loan and clarifies certain disclosure requirements. SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset.

SFAS No. 118 and No. 114 were adopted by the Bank in the first quarter of 1995, and did not have a material effect on the consolidated financial condition or results of operations.

  Loan Origination and Credit-Related Fees

Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. Deferred net fees and costs are recognized in interest income over the loan term using a method which generally produces a level yield on the net investment in the loan.

Nonrefundable fees associated with the issuance of loan commitments are deferred and recognized over the life of the loan as an adjustment of yield. Fees for commitments which expire unexercised are recognized in other operating income upon the expiration of the commitment. Fees received for standby letters of credit written are recognized as other operating income over the term of the related commitment.

  Allowance for Loan Losses

The Company's allowance for loan losses is maintained at a level considered by management to be adequate to absorb estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit. The allowance for credit losses is increased by the provision for credit losses charged against operating results and decreased by the amount of net loan charge-offs. Loan losses are fully or partially charged against the allowance for credit losses when, in management's judgment, the full collectibility of a loan's principal is in doubt.

In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the potential risk of loss for each loan that has been identified as having below standard credit risk. Those estimates give consideration to economic conditions and their effects on the borrower's industry; borrower's financial data and management capabilities; and current valuations of collateral where appropriate. An allowance for loan loss is further allocated for all loans not so identified based upon the risk characteristics of particular categories of loans and historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions. Additional allowances are allocated on the basis of credit risk concentrations in the portfolio and commitments and contingent obligations under off-balance sheet commercial and standby letters of credit.

  Other Real Estate Owned

Other real estate owned ("OREO") includes real property acquired in full or partial satisfaction of loans through foreclosure, including direct foreclosure or deed in lieu of foreclosure.

Foreclosed property is recognized at the property's estimated fair value less estimated selling costs at the date of foreclosure, with any excess of the net investment in the loan over the property's fair value less estimated selling costs charged against the allowance for credit losses.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
OREO is classified as held for sale and carried at the lower of estimated fair value minus selling costs or cost. Subsequent write-downs of OREO resulting from declining fair values are recorded in the periods in which they become known. Costs of holding OREO are reflected in other operating expense as incurred.

  Premises and Equipment, Net

Premises and equipment are presented at cost less accumulated amortization and depreciation. Depreciation of furniture, fixtures and equipment is determined using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over the term of the related leases or the service lives of the improvements, whichever is shorter.

  Income Taxes

The Company and the Bank file consolidated federal and combined state income tax returns on a calendar year basis.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax laws and rates. Deferred tax expense represents the net change in deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense for the year.

  (Loss) Income Per Share

(Loss) Income per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the years ended December 31, 1995, 1994 and 1993 were 3,078,146, 3,055,584, and 3,041,268, respectively. Loss per share computations exclude common share equivalents since the effect would be to reduce the loss per share amount. Common share equivalents include the number of shares issuable upon the exercise of stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options based upon the higher of the average price of common shares during the period or the price at the balance sheet date.

  Interest Rate Swap Agreements and Hedging Contracts

During 1994 and 1995, the Company entered into interest rate swap agreements as a means of moderating the impact of changes in the prime interest rate on income from loans and investment securities. The differential to be received (paid) in interest rate swap agreements is recognized in interest income from loans or investments over the life of the related agreements.

The Company does not use interest rate swaps for trading purposes. Interest rate swap agreements used to hedge the available-for sale investment securities are carried at fair value and the unrealized gain or loss is included with the unrealized gain or loss on its investment securities available-for-sale as a separate component of equity. Interest rate swaps used to hedge the loan portfolio are carried off-balance sheet.

  Fair Value of Financial Instruments

Estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates of fair values in the financial statements are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

  Recent Accounting Pronouncements

In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995 and encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. The Company has chosen not to adopt the fair value provisions of SFAS No. 123 and will continue accounting for stock compensation awards at their intrinsic value at the date of grant.

  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

Certain items in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 -- REGULATORY MATTERS

  Going Concern

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred net losses of $7.2 million and $8.5 million during the years ended December 31, 1995 and 1994, respectively. At December 31, 1995, the Bank was not in compliance with the minimum capital requirements prescribed by the formal agreement that the Bank entered into with the Office of the Comptroller of the Currency (OCC) in December, 1995. The formal agreement and regulatory capital requirements are described below. If the Bank is unable to meet the minimum capital requirements of the formal agreement, one or more regulatory sanctions may result. Management's plans concerning these matters and a description of the Bank's capital plan which was submitted to the OCC on February 8, 1996, and includes plans to raise additional capital are described below.

These factors, among others, may indicate that the Company will be unable to continue as a going concern. The financial statements do not include the adjustments, if any, that might have been required had the outcome of the above-mentioned uncertainties been known, or any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on the Bank's ability to comply with the terms of the formal agreement, maintain sufficient liquidity, and ultimately, return to profitable operations.

  Managements' Plans

Although the Bank incurred significant losses which have eroded capital, managements' primary focus is to return the Bank to profitability. In the fourth quarter of 1995, the Bank significantly reduced its operating expenses through a renegotiation of its lease obligations with its landlord, through a reduction in its work force and reductions in other operating expenses. The lease restructuring and reductions in staff and other non-interest expense will save the Bank approximately $2.5 million per year. Management's plans for 1996 are to improve the quality of assets, continue to reduce operating expenses, implement a focused business strategy, and increase revenues through increased volume of fee based services and increased loans currently offered by the Bank. Management's attainment of these objectives is dependent on the economic developments in its principal market area. A turnaround in the southern California economy will negate the impact the recession has had on the Bank's borrowers and stimulate growth to enable the Bank to sell more services. Conversely, further declines in the southern California economy could continue to negatively impact the Company's ability to attain those planned objectives. In addition, the Company has neither adequate cash flow nor the financial flexibility to enable it to act as a source of financial strength to the Bank. In addition, the Company is pursuing options to raise additional capital which, if raised, will enable the Company and the Bank to exceed all minimum capital ratios. A capital plan was filed with the OCC, as required under the agreement, on February 8, 1996.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 2 -- REGULATORY MATTERS (CONTINUED)

  Regulatory Agreements

The Bank's principal regulator is the OCC. At periodic intervals, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks, such as the Bank, as part of its legally prescribed oversight responsibilities. Based on its examinations, the OCC can direct a national bank to adjust its financial statements in accordance with the examination's findings. In view of the increasingly uncertain regulatory environment in which banks now operate, the extent, if any, to which future OCC examinations may ultimately result in adjustments to the financial statements cannot presently be determined.

The OCC and the Bank have entered into Formal Agreement dated December 14, 1995 ("Formal Agreement"), which supersedes and replaces in its entirety a Formal Agreement entered into by the Bank on July 26, 1991. The Formal Agreement provides that the Bank must (a) achieve and maintain, (i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 capital to risk weighted assets ratio equal to at least 10.0%; (b) provide monthly progress reports to the OCC;
(c) employ a Chief Financial Officer after approval by the OCC; (d) not pay directors fees; (e) review all management fees, consulting contracts and severance plans; (f) analyze new products and services; (g) maintain sufficient liquidity; (h) develop a three year capital plan; (i) develop a strategic plan; and (j) implement a written loan administration program. As mentioned above, a capital plan was submitted to the OCC on February 8, 1996, and a loan administration program was submitted on February 29, 1996. The strategic plan is due on April 30, 1996. The bank has an active search underway for a chief financial officer.

As set forth below, the Bank's capital leverage ratio at December 31, 1995 was 4.67%, and the Bank's Tier 1 capital to risk weighted assets ratio was 6.95%, both of which were not in compliance with the Formal Agreement. Although the Bank did not meet the minimum 6.5% and 10%, respectively required for these ratios by the Formal Agreement, management believed at December 31, 1995, it was in compliance with a substantial portion of the Formal Agreement and was making significant progress toward achieving full compliance with the remaining requirements.

As required under and to comply with the reporting provisions of the Formal Agreement, the Bank reports monthly on the status of its progress to the OCC. The Bank has developed a detailed tracking system for determining and reporting compliance with the Formal Agreement.

The Company entered into a Memorandum of Understanding ("1995 MOU") on October 26, 1995 with the Federal Reserve Bank of San Francisco ("FRBSF"). This MOU replaces the Memorandum of Understanding entered into by the Company and the FRB in 1991. The 1995 MOU prohibits the Company from paying dividends without prior approval of the FRB, requires the submission of a plan to increase the Bank's capital ratios, requires the Company to conduct a review of the senior and executive management of the Company and the Bank prohibits the incurrence or renewal of debt without the FRB's approval, restricts cash expenditures in excess of $10,000 in any month and prohibits the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval.

The Formal Agreement will impair the ability of the Bank to declare and pay dividends to the Company since the Bank currently intends to retain any earnings to augment its capital. As dividends from the Bank are the principal source of income to the Company, and because the payment of dividends by the Company is subject to prior approval of the FRBSF, it is unlikely that the Company will declare and pay dividends in the foreseeable future.

Absent sales of equity securities or subordinated debt by the Company, capital will increase only through the retention of earnings.

  Regulatory Capital Requirements

The Federal Reserve Board ("FRB") and the OCC have issued guidelines (the "guidelines") regarding risk-based capital requirements. The guidelines provide detailed definitions of regulatory capital and assign different weights to various assets and credit equivalent amounts of off-balance sheet financial instruments, depending upon the perceived degree of credit risk to which they expose such entities. Each banking organization is required to maintain a specified minimum ratio of capital to the total of such risk-adjusted assets and off-balance sheet financial instruments.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 2 -- REGULATORY MATTERS (CONTINUED)

The risk-based capital ratios of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. Total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"). At December 31, 1995 and 1994, Tier 1 capital of the Company and the Bank consisted of their respective amounts of common shareholders equity. Tier 1 capital excludes any net unrealized gains or losses resulting from the implementation of SFAS No.
115. Tier 2 capital includes the allowance for credit losses, subject to limitations.

Under the guidelines, total risk-weighted assets of the Company and the Bank are determined by assigning balance sheet assets and credit equivalent amounts of off-balance sheet financial instruments (see Note 8) to one of four broad risk categories having risk weights ranging from zero % to 100%. The aggregate dollar amount of each category is multiplied by the risk weight associated with that category and the resulting weighted values from each category are summed to determine total risk-weighted assets.

Each bank holding company and national bank must maintain (i) a minimum ratio of core capital ("Tier 1 Capital") to total risk-weighted assets of 4.0% and (ii) a minimum ratio of total qualifying capital to total qualifying assets ("total risk-based capital ratio") of 8.0%, with the amount of the allowance for credit losses that may be included in supplementary capital ("Tier 2 Capital") limited to 1.25% of total risk-weighted assets.

Capital leverage ratio standards require a minimum ratio of Tier 1 capital to adjusted total assets ("capital leverage ratio") of 3%. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

  Shareholders' Equity and Regulatory Requirements

Information about the regulatory capital of the Company and the Bank at December 31, 1995 and 1994 is set forth below.

                                                                   1995                                     1994
                                                   ------------------------------------     -------------------------------------
                                                       Company              Bank                 Company              Bank
                                                   ----------------   -----------------     -----------------   -----------------
                                                    Amount    Ratio    Amount    Ratio       Amount    Ratio     Amount    Ratio
                                                   --------   -----   --------   ------     --------   ------   --------   ------
                                                                           (dollar amounts in thousands)
Risk-based capital(3):
  Tier 1 capital                                   $  6,166   6.96%   $  6,157    6.95%     $ 13,365    9.84%   $ 13,304    9.80%
  Tier 1 capital minimum requirement                  3,542   4.00%      8,856   10.00%(1)     5,431    4.00%      5,431    4.00%
                                                   --------   -----   --------   ------     --------   ------   --------   ------
      Excess                                       $  2,624   2.96%   $ (2,699)  (3.05%)    $  7,934    5.84%   $  7,873    5.80%
                                                   ========   =====   ========   ======     ========    =====   ========   ======
  Total capital                                    $  7,306   8.25%   $  7,297    8.24%     $ 15,079   11.11%   $ 15,018   11.06%
  Total capital minimum requirement                   7,085   8.00%      7,085    8.00%       10,862    8.00%     13,578   10.00%
                                                   --------   -----   --------   ------     --------   ------   --------   ------
      Excess                                       $    221   0.25%   $    212    0.24%     $  4,217    3.11%   $  1,440    1.06%
                                                   ========   =====   ========   ======     ========    =====   ========   ======
Total risk-weighted assets                         $ 88,558           $ 88,558              $135,777            $135,777
Capital Leverage Ratio Standard(2)(3):
  Tier 1 capital                                   $  6,166   4.68%   $  6,157    4.67%     $ 13,365    5.65%   $ 13,304    5.62%
  Tier 1 capital minimum requirement(1)               5,271   4.00%      8,565    6.50%(1)     9,461    4.00%     15,374    6.50%
                                                   --------   -----   --------   ------     --------   ------   --------   ------
      Excess (Deficiency)                          $    895   0.68%   $ (2,408)  (1.83%)    $  3,904    1.65%   $ (2,070)  (0.88%)
                                                   ========   =====   ========   ======     ========    =====   ========   ======
Average total assets, as adjusted, during
  three-month periods ended December 31,           $131,764           $131,764              $236,526            $236,526

- ---------------

(1) The Bank's minimum Tier 1 capital to risk weighted assets and Tier 1 capital leverage requirements are based on the provisions of the Amended Formal Agreement, which became effective on December 14, 1995.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at December 31, 1995 and December 31, 1994 to average total assets during the three-month period then ended.

(3) Tier 1 capital excludes any unrealized gains or losses recorded under Statement of Financial Accounting Standards No. 115.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 3 -- AVERAGE FEDERAL RESERVE REQUIREMENTS

All depository institutions which are member banks are required to maintain reserves on deposits representing transaction accounts in the form of balances with the Federal Reserve Bank. The average reserve requirements for the Bank were $1,462,000 and $4,209,000 for the years ended December 31, 1995 and 1994, respectively. Neither the Company nor the Bank are required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

NOTE 4 -- SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The Company enters into purchases of securities under agreements to resell ("reverse repurchase agreements") with primary dealers, as designated by the Federal Reserve Bank of New York, only. Amounts advanced under these agreements represent short-term invested cash included in cash and cash equivalents in the balance sheet. Securities subject to reverse repurchase agreements are held in the name of the Company by the dealers who arrange the transactions.

Overnight reverse repurchase agreements contain no provisions to ensure that the fair value of the underlying securities remains sufficient to prevent loss to the Company in the event of default by the counterparty. With respect to agreements having terms in excess of one day, in the event that the fair value of securities decreases below the carrying amount of the related reverse repurchase agreements, the counterparties are required to designate an equivalent amount of additional securities in the name of the Company.

Reverse repurchase agreements relating to mortgage-backed securities and U.S. Treasury and government agency securities represent agreements to resell the same securities.

There were no reverse repurchase agreements outstanding during 1995. During the year ended December 31, 1994 the average balance of reverse repurchase agreements was $2.0 million with a weighted average interest rate of 4.9%. The maximum amount outstanding at any month-end during 1994 was $2.0 million.

NOTE 5 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES

In December 1993, the Company implemented SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which resulted in the transfer of $61.6 million from held-to-maturity to available-for-sale. In accordance with the provisions of the statement, the lower of cost or market (LOCOM) adjustments recorded during 1993 were reversed from current year net income and reported on the income statement as the cumulative effect of a change in accounting principle. The unrealized holding gains and losses on available-for-sale securities are included as a separate component of shareholders' equity.

In 1994, investment securities with an amortized cost of $12.9 million and fair value of $12.5 million were transferred from the held-to-maturity category to the available for sale category for regulatory capital and liquidity purposes. Due to the transfer of securities from the held-to-maturity category, the Bank subsequently began to classify all securities as available for sale.

The Company regularly monitors its investment portfolio for any deterioration in the issuer's creditworthiness expected to continue for a prolonged period of time which may result in a permanent impairment of the security's value. In such a circumstance, any permanent decline in value is charged against earnings.

At December 31, 1995, a portion of the Company's investment securities portfolio was pledged (excluding the Federal Reserve Bank stock) as collateral for retail (customer) repurchase agreements, FRB discount lines and other deposits. Securities pledged for customer repurchase agreements, FRB discount lines, and other deposits, totaled $7.5 million, $9.1 million and $1.3 million, respectively (Also see Note 10 -- Securities Sold Under Agreements to Repurchase).

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 5 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)
The following is a summary of gains and losses on securities available-for-sale and interest income on securities held-to-maturity and available for sale:

                                                                         Year Ended December 31,
                                                                      ------------------------------
                                                                       1995        1994        1993
                                                                      -------     -------     ------
                                                                          (dollars in thousands)
Gains and Losses:
  Securities available-for-sale:
     Gross realized gains                                             $    67     $    25     $  161
     Gross realized losses                                             (1,300)     (1,352)       (48)
                                                                      -------     -------     ------
     Net realized (loss) gain                                         $(1,233)    $(1,327)    $  113
                                                                      =======     =======     ======
Interest Income:
  Securities held-to-maturity:
     Tax-exempt                                                       $    --     $    --     $   50
     Taxable                                                               --         610      4,646
                                                                      -------     -------     ------
                                                                      $    --     $   610     $4,696
                                                                      =======     =======     ======
  Securities available-for-sale:
     Tax-exempt                                                       $    12     $    50     $   45
     Taxable                                                            1,383       3,625        314
                                                                      -------     -------     ------
                                                                      $ 1,395     $ 3,675     $  359
                                                                      =======     =======     ======

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company's investment in debt and equity securities available for sale at December 31, 1995 and 1994, are presented below.

                                                     1995                                              1994
                                -----------------------------------------------   -----------------------------------------------
                                  Total       Gross        Gross      Estimated     Total       Gross        Gross      Estimated
                                Amortized   unrealized   unrealized     fair      Amortized   unrealized   unrealized     fair
                                  cost        gains        losses       value       cost        gains        losses       value
                                ---------   ----------   ----------   ---------   ---------   ----------   ----------   ---------
                                                                  (Dollar amounts in thousands)
Debt Securities Available for
  Sale:
U.S. Treasury securities         $ 1,010       $ --         $ --       $ 1,010     $12,000       $  4        $   55      $11,949
GNMA-guaranteed mortgage pass-
  through securities                 119          1           --           120       5,325         33           255        5,103
FHLMC-issued mortgage
  pass-through certificates        6,001         11           41         5,971       7,362         --           253        7,109
Other government sponsored
  agency securities                9,683         --           55         9,628      14,869         --           906       13,963
CMO's and REMICS's issued by
  U.S. Gov't Agencies:             3,443         --           70         3,373      23,353          2         1,688       21,667
  Privately issued                    --         --           --            --       1,532         --            59        1,473
General obligation municipal
  securities                          --         --           --            --          99         --            15           84
Interest Rate Swap                    --         --           --            --          --        135            --          135
                                 -------       ----         ----       -------     -------       ----        ------      -------
                                 $20,256       $ 12         $166       $20,102     $64,540       $174        $3,231      $61,483
                                 =======       ====         ====       =======     =======       ====        ======      =======

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 5 -- INVESTMENTS IN DEBT AND EQUITY SECURITIES (CONTINUED)
Presented below are the contractual maturities of the Company's investment in debt and equity securities available for sale at December 31, 1995. Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or repay obligations with or without call or repayment penalties.

                                                   Carrying amount of investment securities maturing:
                                               ---------------------------------------------------------
                                                            After one but     After five but
                                            Within one       within five        within ten        After ten
                                               year             years             years             years
                                           ------------      ------------      ------------      ------------
                                          Amount   Yield    Amount   Yield    Amount   Yield    Amount   Yield      Total   Yield
                                          -----    ----     -----    ----     -----    ----     -----    ----     ------    ----
                                                                       (dollar amounts in thousands)
Debt Securities Available-for-Sale:
U.S. Treasury securities                  $1,010   5.02 %   $   --     --     $   --     --     $   --     --     $ 1,010   5.02 %
GNMA-guaranteed mortgage pass-through
  securities                                  --     --        120   6.01 %       --     --         --     --         120   6.01 %
FHLMC-issued mortgage pass-through
  certificates                                --     --         --     --         --     --      5,971   6.24 %     5,971   6.24 %
Other government sponsored agency
  securities                               2,999   4.99 %    6,629   5.06 %       --     --         --     --       9,628   5.04 %
CMO's and REMIC's issued by U.S. Gov't
  sponsored agencies                          --     --         --     --         --     --      3,373   5.54 %     3,373   5.54 %
                                          ------            ------            ------            ------            -------
                                          $4,009   5.00 %   $6,749   5.08 %   $   --     --     $9,344   5.99 %   $20,102   5.49 %
                                          ======            ======            ======            ======            =======

NOTE 6 -- LOANS AND LOANS HELD-FOR-SALE

The following is a summary of the major categories of loans outstanding at December 31, 1995 and 1994:

                                                                               1995          1994
                                                                              -------      --------
                                                                                   (dollars in
                                                                                   thousands)
Real estate construction and land development                                 $ 1,093           948
Commercial loans:
  Secured by one-to-four family residential properties                         10,462        18,398
  Secured by multifamily residential properties                                 2,538         2,368
  Secured by commercial real properties                                        33,556        32,061
  Other, secured and unsecured                                                 23,877        43,385
Home equity lines of credit                                                     5,857         2,867
Consumer installment and unsecured loans to individuals                         4,860        15,691
                                                                              -------      --------
                                                                               82,243       115,718
Deferred net loan origination fees, purchased discount, and deferred gain on
  termination of interest rate swap and cap agreements                           (231)         (434)
                                                                              -------      --------
                                                                              $82,012      $115,284
                                                                              =======      ========
Weighted average yield for loans at December 31                                  9.46%         9.23%
                                                                              =======      ========

Loans held-for-sale at December 31, 1994 totaled $6.6 million, net of a lower of cost or market adjustment of $851,000. The loans held-for-sale included criticized loans of approximately $4.8 million, nonaccrual loans of $2.7 million and loans that were previously charged-off. The loans were sold in February 1995. The carrying value at December 31, 1994 was based on the actual sales price.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 6 -- LOANS AND LOANS HELD-FOR-SALE (CONTINUED)
The following is a summary of activity in the allowance for credit losses for the years ended December 31, 1995, 1994 and 1993.

                                                                     1995         1994        1993
                                                                    -------     --------     -------
                                                                         (dollars in thousands)
Balance, beginning of year                                          $ 3,063     $  6,697     $ 6,009
Provisions for credit losses                                          2,307        7,330       2,000
Loans charged off                                                    (2,632)     (14,217)     (2,435)
Recoveries of loans previously charged off                            1,067        3,253       1,123
                                                                    -------     --------     -------
Balance, end of year                                                $ 3,805     $  3,063     $ 6,697
                                                                    =======     ========     =======

In September 1993, the Bank purchased $20.8 million in performing loans from the FDIC, acting as receiver for a bank in Los Angeles. The purchase price was $16.8 million, net of an allowance for credit losses established by the Bank at the time of purchase. Subsequent to 1993, the allowance for credit losses established at the time of purchase was reclassified as a purchase discount on loans. The total net discount of $4.0 million, net of premiums of $300,000, is being accreted into interest income over the term of the related loans. The effect of these adjustments resulted in additional interest income of approximately $3.9 million for the year ended December 31, 1994 for which the Bank recorded additional provisions for credit losses.

At December 31, 1995, the Bank had classified $8.5 million of its loans as impaired, as determined in accordance with SFAS No. 114. These loans include $573,000 of loans on nonaccrual status, and the Bank has allocated $696,000 of its general allowance for potential credit losses to such loans. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $9.9 million. Interest income of approximately $0.8 million was recognized on impaired loans during the year ended December 31, 1995.

The allowance is an estimate involving both subjective and objective factors and its measurement is inherently uncertain, pending the outcome of future events. Management's determination of the adequacy of the allowance is based on an evaluation of the loan portfolio, previous loan loss experience, current economic conditions, volume, growth and composition of the portfolio, the value of collateral and other relevant factors. The ongoing recession, which was more prolonged and severe in southern California than elsewhere in the country, continued to have an adverse impact on the credit risk profile and performance of the Bank's loan portfolio in 1995. Deterioration of cash flows, profit margins and declining real estate market values have negatively affected many borrowers' operating cash flows and ability to service debt. Although management believes the level of the allowance as of December 31, 1995 is adequate to absorb losses inherent in the loan portfolio, additional deterioration in the economy of the Bank's lending area could result in levels of loan losses that could not be reasonably predicted at that date.

The following is a summary of nonperforming loans at December 31, 1995 and 1994, respectively.

                                                                                 1995       1994
                                                                                ------     -------
                                                                                   (dollars in
                                                                                    thousands)
Nonaccrual loans                                                                $  573     $ 3,426
Troubled debt restructurings                                                     5,167       5,582
Loans contractually past due ninety or more days with respect to either
  principal or interest and continuing to accrue interest                          221       1,507
                                                                                ------     -------
                                                                                $5,961     $10,515
                                                                                ======     =======

Interest foregone on nonperforming loans outstanding during the years ended December 31, 1995, 1994 and 1993 is summarized below.

                                                                         1995      1994       1993
                                                                         ----     ------     ------
                                                                           (dollars in thousands)
Income contractually due                                                 $160      1,164      1,029
Income received prior to nonperforming status                              --         --       (262)
                                                                         ----     ------     ------
Interest foregone                                                        $160     $1,164     $  767
                                                                         ====     ======     ======

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 6 -- LOANS AND LOANS HELD-FOR-SALE (CONTINUED)
Included in interest foregone in 1995, 1994 and 1993 is $5,000, $12,000 and $189,000, respectively, of interest received that was applied as a reduction of the principal balance of the related loan.

The ability of the Company's borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company's market area. At December 31, 1995, loans aggregating $53.5 million were collateralized by liens on residential and commercial real properties. While the Company's loan portfolio is generally diversified with regard to the industries represented, at December 31, 1995, the Company's loans to businesses and individuals engaged in entertainment industry-related activities amounted to $9.4 million, including $1.2 million of such loans which are collateralized by real property.

The Company has extended credit to certain directors and business enterprises in which they have interests. Loans amounting to $114,000 at January 1, 1994 were repaid during 1994. There were no such loans in 1995.

NOTE 7 -- PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

The following is a summary of the major components of premises and equipment at December 31, 1995 and 1994.

                                                                                  1995       1994
                                                                                 ------     ------
                                                                                    (dollars in
                                                                                    thousands)
Leasehold improvements                                                           $1,680     $2,188
Furniture, fixtures and equipment                                                 3,418      4,556
                                                                                 ------     ------
                                                                                  5,098      6,744
Less accumulated amortization and depreciation                                    3,972      5,060
                                                                                 ------     ------
                                                                                 $1,126     $1,684
                                                                                 ======     ======

Rent, amortization and depreciation expense, and rental income for the years ended December 31, 1995, 1994 and 1993 are summarized below.

                                                                         1995       1994       1993
                                                                        ------     ------     ------
                                                                           (dollars in thousands)
Rent expense                                                            $1,940     $2,155     $2,005
Sublease income                                                           (246)      (293)      (254)
Accretion of sublease loss                                                (458)      (386)      (295)
                                                                        ------     ------     ------
Net rent expense                                                         1,236      1,476      1,456
Amortization of leasehold improvements                                     135        107         82
Other occupancy expense                                                     97        249        430
                                                                        ------     ------     ------
Total occupancy expense                                                 $1,468     $1,832     $1,968
                                                                        ======     ======     ======
Depreciation expense                                                    $  220     $  333     $  368
Other furniture and equipment expense                                      165        206        245
                                                                        ------     ------     ------
Total furniture and equipment expense                                   $  385     $  539     $  613
                                                                        ======     ======     ======

The Bank has leased, under lease agreements, modified by a Lease Restructure Agreement as of December 31, 1995, 23,883 square feet of office space in west Los Angeles. The leases expire in October 2004. The leases are subject to annual adjustments for increases in property taxes and operating costs. Under the provisions of the Lease Restructure Agreement, the Bank assigned its interests in its subleases to the landlord. In conjunction with the execution of the Lease Restructure Agreement, the Company has issued the landlord a warrant to purchase shares of the Company's stock together with registration rights with respect to such shares.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 7 -- PREMISES AND EQUIPMENT AND LEASE COMMITMENTS (CONTINUED)
Minimum annual rental commitments under these leases at December 31, 1995 are summarized below.

                                                                         (dollars in)
                                                                          thousands)
                  Year ending December 31,
                  1996                                                      $  668
                  1997                                                         668
                  1998                                                         668
                  1999                                                         668
                  2000                                                         692
                  2001 and thereafter                                        3,110
                                                                            ------
                                                                            $6,474
                                                                            ======

NOTE 8 -- OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce the impact on the Company's operating results of fluctuations in market or managed index interest rates. These financial instruments include commitments to extend credit, conditional obligations under standby letters of credit, and interest rate swap agreements and collar contracts.

These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in those financial instruments. With respect to irrevocable commitments to extend credit and standby letters of credit, the Company's exposure to credit loss in the event of nonperformance by customers is represented by the contractual amount of those instruments, less the realizable value of any collateral held. For interest rate swap and collar transactions, notional amounts do not represent exposure to credit loss.

Commitments to extend credit are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements.

The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance sheet instruments, evaluating customers' creditworthiness individually. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. The nature of collateral obtained varies and may include deposits held in financial institutions; marketable securities; accounts receivable, inventory, and plant and equipment; and residential or income-producing commercial real properties.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions. Losses, if any, from standby letters of credit are charged against the allowance for credit losses.

Undisbursed commitments under revocable and irrevocable loan facilities amounted to $11.6 million and $21.8 million at December 31, 1995 and 1994, respectively. Contingent obligations under standby letters of credit totaled $413,000 and $695,000 at December 31, 1995 and 1994, respectively. At December 31, 1995, $363,000 of standby letters of credit was collateralized by either cash or property, substantially all standby letters of credit expire within one year and one such obligation for $100,000 extends to the year 2001.

Interest rate swap transactions involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional (principal) amounts. The Company minimizes the credit risk associated with interest rate swap

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 8 -- OFF-BALANCE SHEET FINANCIAL INSTRUMENTS (CONTINUED) agreements by performing normal credit reviews of and establishing transaction limits with counterparties. While the notional amounts are often used to indicate the extent of involvement with these transactions, the amounts potentially subject to credit risk are much less.

In December 1994, the Bank entered into an interest rate swap contract. Under the terms of the agreement the Bank received a floating U.S. LIBOR rate, initial rate of 6.8%, and paid an 8.2% fixed rate. The payments were calculated on a $30 million notional amount based on a three year term to be paid semi-annually. The swap was intended to hedge the market value fluctuations of a portion of the available-for-sale securities portfolio, and was terminated early in the second quarter of 1995. The Bank realized a loss of $1,265,000 on the early termination of the swap, which is included in Loss on Sale of Debt Securities -- AFS.

In October 1993, the Bank entered into an interest rate swap contract. Under the terms of the agreement, the Bank received 6.0% fixed and paid floating-rate prime for 21 months on a $10 million notional amount. The swap expired in August, 1995.

During 1994, the Company recognized $544,000 in interest income which represented the accretion of a deferred gain resulting from the sale of a prime rate based floor component of an interest rate collar contract that expired in June 1994. The twenty-four month collar contract had a notional amount of $100 million and provided for the Company's payment of the daily average New York bank prime interest rate above 10 percent (the cap rate) and the receipt of the prime interest rate below 8.5 percent (the floor rate).

NOTE 9 -- LITIGATION

Because of the nature of their activities, the Company and the Bank are subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based upon opinions of legal counsel, the disposition of all suits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

On or about October 7, 1992, an action was commenced by two shareholders, Messrs. Berlin and Zlotnick, of National Mercantile Bancorp ("Company"), in the United States District Court for the Eastern District of Pennsylvania against the Company and the following former and current directors, officers, and/or employees of the Company: Messrs. Ladd, Thornburg, Hughes, Tomich, Bell, Guldeman, Smith, Brewer, Wolfen, Winner, Thomson, Hickey, Grahm, and Domyan and Ms. Romero and Ms. Thornton. The plaintiffs contend that the claims are being asserted (a) on a derivative basis on behalf of the Company and (b) on behalf of a purported class of (i) purchasers of the Company's stock during the period October 7, 1989 through July 12, 1994 and (ii) persons who owned shares of the Company on the record dates and who were eligible to vote at the 1990, 1991 and 1992 Annual Meetings of Shareholders of the Company. In or about November 1993, the action was transferred on consent of all parties, to the United States District Court of California (the "Court").

The complaint purports to assert various violations of the Securities and Exchange Act of 1934 and state common law claims for violation of the directors' alleged duty of candor, common law negligent misrepresentation and breach of fiduciary duty, and waste of corporate assets. The plaintiffs seek class certification, declaratory and injunctive relief, consequential and punitive damages in an unspecified amount and attorneys' fees.

In December 22, 1994, the parties to the action filed a stipulation of settlement (the Stipulation) with the Court. According to the Stipulation, all claims in the action are to be settled, discharged and dismissed with prejudice. The monetary portion of the settlement is to be funded solely by the Company's insurer for the relevant time period ( approximately $1.6 million is being held in an escrow account)and none of the defendants is to be required to pay any portion of the settlement. In addition the Company will be required to issue warrants to the class to purchase shares of the common stock of the Company equal to 5.0% of the fully diluted issued and outstanding shares of the common stock of the Company as of July 12, 1994. The exercise price of the warrants shall be $3.55 per warrant. The warrants shall be exercisable during a three year period commencing June 2, 1996 and ending June 2, 1999. Pursuant to the court's order, plantiffs' attorneys received 30% of the monetary portion of both the derivative and class settlement amount and will receive 30% of the warrants. Also, pursuant to the court's order, in the two year period after the approval of the proposed settlement, the Company will be required to elect two new members to its board of directors from a list supplied by the plaintiffs.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 9 -- LITIGATION
In February 1995, counterclaims were filed against the Bank in an action commenced by British & Commonwealth Merchant Bank ("BCMB"), as agent for itself and the Bank, in England against Lloyd's Underwriters and Company Underwriters (collectively, "Lloyds"). The Bank and BCMB claim that Lloyd's owes them a further $120,659 of insurance proceeds relating to a claim filed by BCMB (for itself and the Bank) for approximately $7.8 million under policies insuring repayment of a loan from the Bank and BCMB to Performance Guarantees, Inc. for production of a film entitled "Barr Sinister". In or about November 1991, Lloyd's paid approximately $7.8 million in insurance proceeds, which Lloyd's now seeks to recover a half each from the Bank and BCMB. In its counterclaim, Lloyd's contends that the Leading Underwriter lacked authority to issue the insurance policies and endorsements on behalf of all of the insurers under which payment was made and secondly, that material misrepresentations were made to the Leading Underwriter as to the likely budget for the film and that if the Leading Underwriter had known the true position he would not have accepted the film under the relevant policies. Lloyd's position, therefore, is that such payment should be returned to Lloyd's.

The Bank believes it has meritorious defenses to these counterclaims and intends to defend the counterclaims vigorously. The Bank also believes that, if it is unsuccessful in the counterclaims, the Bank has claims against other parties for recovery of any amounts it may have to repay to Lloyd's.

NOTE 10 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company enters into sales of securities under agreements to repurchase ("repurchase agreements"). Repurchase agreements are treated as financings with the related investment securities and obligations to repurchase those securities reported in the balance sheet as assets and liabilities, respectively.

As part of its money management services offered to customers, the Company offers retail repurchase agreements secured by U.S. Treasury and government agency securities for the short-term investment of funds. Those securities may be obtained by the Company pursuant to reverse repurchase agreements (see Note
4). Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities.

For wholesale (dealer) repurchase agreements, investment securities subject to such agreements are delivered to the dealers who arrange the transactions. The dealers may have sold, loaned or otherwise disposed of such securities to other parties in the normal course of operations and have agreed to resell to the Company identical securities at the repurchase agreements' maturities. The Company may be required to deliver additional securities if the fair value of the investment securities sold declines below the price initially paid to the Company for those securities.

Presented below is information about repurchase agreements at December 31, 1995 and 1994. At December 31, 1995 and 1994, no material amount of repurchase agreements were outstanding with any individual dealer.

                                                                                     1995
                                                                      ----------------------------------
                                                                      Underlying
                                                                      securities         Repurchase
                                                                      ----------          liability
                                                                      Estimated      -------------------
                                                                         fair                   Interest
                       Maturity/Type of Asset                           value        Amount       rate
- --------------------------------------------------------------------  ----------     ------     --------
2 to 30 days:
FHLMC-issued mortgage pass-through certificates                         $4,544       $2,882       1.86%
Other government agency securities                                       2,999        1,615       2.74%
                                                                        ------       ------
                                                                        $7,543       $4,497       2.18%
                                                                        ======       ======

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 10 -- SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (CONTINUED)

                                                                                  1994
                                                                  -------------------------------------
                                                                  Underlying
                                                                  securities                 Repurchase
                                                                  ----------                 liability
                                                                  Estimated                  ----------
                                                                     fair                     Interest
                     Maturity/Type of Asset                         value        Amount         rate
- ----------------------------------------------------------------  ----------     -------     ----------
2 to 30 days:
U.S. Treasury securities                                           $ 10,004      $ 4,660        3.01%
GNMA-guaranteed mortgage pass-through certificates                    1,946      $ 1,825        3.16%
Collateralized mortgage obligations and real estate mortgage investment/conduits issued by U.S. government sponsored
  agencies                                                            8,271        6,087        1.86%
                                                                    -------      -------
                                                                   $ 20,221      $12,572        2.47%
                                                                    =======      =======

                                                                              Years Ended December
                                                                                      31,
                                                                              --------------------
                                                                               1995         1994
                                                                              ------       -------
Weighted average interest rate at the end of the year                          2.18%         2.47%
Maximum amount outstanding at any month-end during the year                   $7,031       $15,127
Average balance outstanding during the year                                   $4,093       $10,685
Weighted average interest rate for the year                                    2.61%         2.96%

NOTE 11 -- INCOME TAXES

No income tax provision (benefit) was recorded at December 31, 1995, 1994 and 1993, due to the utilization of all available financial statement income tax benefits in 1991.

A reconciliation of the amounts computed by applying the federal statutory rate of 35% for 1995, 1994 and 1993 to the loss or income before tax benefits and the effective tax rate follows:

                                                 1995                  1994                 1993
                                           ----------------      ----------------      --------------
                                                               (dollars in thousands)
Tax provision (benefit) at statutory
  rate                                     $(2,545)    (35%)     $(2,960)    (35%)     $  60      35%
Increase (reduction) in taxes resulting
  from:
  Tax-exempt income on state and
     municipal securities and loans            (67)     (1%)        (527)     (6%)      (271)   (158%)
  Valuation reserve                          2,302    31.7%        3,671      43%        200     117%
  Other, net                                   310     4.3%         (184)     (2%)        11       6%
                                           -------     ----      -------      ---      -----     ----
                                           $    --      --%      $    --      --%      $  --      --%
                                           =======     ====      =======      ===      =====     ====

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 11 -- INCOME TAXES (CONTINUED)
The major components of the net deferred tax asset at December 31, 1995 and 1994 are as follows:

                                                                         1995        1994
                                                                        -------     ------
                                                                           (dollars in
                                                                            thousands)
        Deferred tax assets:
          Net operating losses                                          $ 8,514     $5,621
          Loan loss reserves                                              1,014      1,526
          Sublease loss                                                       9        371
          Accrued expenses                                                  126        139
          Alternative minimum tax credits                                   218        218
          Unrealized loss on securities available-for-sale                   --      1,293
          Other                                                             180        187
                                                                        -------     ------
          Total deferred tax assets                                      10,061      9,355
                                                                        =======     ======
        Deferred tax liabilities:
          State taxes                                                       583        574
          Swap gains and losses                                              --         61
          Loan Fees                                                           2         --
                                                                        -------     ------
          Total deferred tax liabilities                                    585        635
                                                                        -------     ------
        Net deferred tax asset                                          $ 9,476     $8,720
        Valuation allowance                                              (9,476)    (8,720)
                                                                        -------     ------
        Net deferred tax asset, net of valuation allowance              $    --     $   --
                                                                        =======     ======

Management believes that the temporary differences resulting in the ending deferred tax asset are expected to reverse within the next three to five years. These temporary differences will generate deductions which will be available to offset future taxable income in the period that these differences reverse. To the extent that these reversing timing differences are in excess of taxable income, they will generate additional operating loss carryforwards.

The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. For financial statement purposes at December 31, 1995, the Company had net operating loss carryforwards of approximately $23.5 million. For tax purposes at December 31, 1995, the Company had federal net operating loss carryforwards of $21.5 million, which begin to expire in the year 2007. The Bank has prior and current years' California net operating loss carryforwards of $10.4 million; of which $327,000 expire in the year 1997, $396,000 expire in 1998 and the remaining expiring subsequently thereafter. Future losses will not result in income tax benefits to the Company until it generates sufficient taxable income to exhaust the present net operating loss carryforward. In addition, the Bank has AMT credit carryforwards with amounts and expiration periods as follows: $19,000 -- expires in 2002; $88,000 -- expires in 2003; and $111,000 -- expires in 2004.

The Bank is not currently involved in any Internal Revenue Service or Franchise Tax Board audit, nor has the Bank been informed of any scheduled audits.

NOTE 12 -- BENEFIT PLANS

Stock Option Plans. The Company has three stock option plans established in 1983, 1990 and 1994, respectively (together, the "Plans"). The Plans offer executives and other key employees an opportunity to purchase shares of the Company's common stock. The Plans provide for both nonqualified and incentive stock options and specify a maximum ten-year term for each option granted. Options are granted at exercise prices not less than the fair market value of the stock at the date of grant and are exercisable as determined by the Board of Directors.

Stock appreciation rights entitling the holder to exercise an option by taking any appreciation over the option exercise price in stock or, with the consent of the Board of Directors Stock Option Committee, in cash, also may be granted under the 1990

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 12 -- BENEFIT PLANS (CONTINUED)
plan. A stock associated option is exercisable, and is exercisable only for such period as the Stock Option Committee may determine. As of December 31, 1995, no stock appreciation rights had been granted under the 1990 plan.

At December 31, 1995, 170,300 option shares were vested and exercisable under the Plans. The remaining shares under option become exercisable as follows:
1996 -- 62,500; 1997 -- 21,875; 1998 -- 21,875; and 1999 -- 14,375. Following is
a summary of changes in stock options under the Plans.

                                                                                         Option price
                                                                          Number        range per share
                                                                          -------       ---------------
        Outstanding, January 1, 1993                                      377,871        $2.50 - $11.50
        Canceled                                                          (50,760)
        Exercised                                                          (9,067)
                                                                          -------
        Outstanding, December 31, 1993                                    318,044        $2.50 - $ 5.00
        Granted                                                            55,000
        Canceled                                                          (65,123)
        Exercised                                                         (33,700)
                                                                          -------
        Outstanding, December 31, 1994                                    274,221        $2.87 - $ 5.00
        Granted                                                            80,000
        Canceled                                                          (53,296)
                                                                          -------
        Outstanding, December 31, 1995                                    390,925        $3.00 - $ 5.00
                                                                          =======

On February 28, 1992 the Board of Directors granted an option to purchase 12,000 shares of the Company's common stock to a director of the Company at a price of $2.87 per share. As of December 31, 1995 all 12,000 shares were vested and exercisable.

On January 18, 1991 and June 26, 1992 the Board of Directors granted an option to purchase 12,000 shares of the Company's common stock each to two directors at $4.50 and $2.25, respectively. These options expired unexercised on March 28, 1995 and October 8, 1995, respectively.

Defined Contribution Retirement Plan. The Company maintained a Defined Contribution Retirement Plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, employee contributions were partially matched by the Company through August 31, 1995. The plan remains in force for employee contributions only. Such matching becomes vested when the employee reaches three years of service. Plan expense was $16,000, $33,000 and $32,000 in 1995, 1994 and 1993, respectively.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 13 -- PARENT COMPANY INFORMATION

The following financial information presents the balance sheets of the Company on a parent-only basis as of December 31, 1995 and 1994, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995.

Balance Sheets

                                                                                 December 31,
                                                                             ---------------------
                                                                               1995         1994
                                                                             --------     --------
                                                                                  (dollars in
                                                                                   thousands)
ASSETS
Cash with the Bank                                                           $      9     $     62
Investment in the Bank                                                          6,002       10,246
                                                                             --------     --------
                                                                             $  6,011     $ 10,308
                                                                             ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                                                  $     --     $     --
                                                                             --------     --------
                                                                                   --           --
Shareholders' equity:
  Common stock                                                                 24,614       24,614
  Accumulated deficit                                                         (18,449)     (11,249)
  Net unrealized (loss) gain on securities available-for-sale                    (154)      (3,057)
                                                                             --------     --------
          Total shareholders' equity                                            6,011       10,308
                                                                             --------     --------
Total liabilities and shareholders' equity                                   $  6,011     $ 10,308
                                                                             ========     ========

Statements of Operations

                                                                        Years ended December 31,
                                                                     -------------------------------
                                                                      1995         1994        1993
                                                                     -------      -------      -----
                                                                         (dollars in thousands)
Interest income                                                      $     2      $    18      $  16
Other income                                                             730           --         --
                                                                     -------      -------      -----
Total operating income                                                   732           18         16
Other operating expense                                                   85           87        118
                                                                     -------      -------      -----
  Income (loss) before equity in undistributed net (loss) income of
     the Bank                                                            647          (69)      (102)
Equity in undistributed net (loss) income of the Bank                 (7,847)      (8,458)       273
                                                                     -------      -------      -----
Net (loss) income                                                    $(7,200)     $(8,527)     $ 171
                                                                     =======      =======      =====

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 13 -- PARENT COMPANY INFORMATION (CONTINUED)
Statements of Cash Flows

                                                                      Years ended December 31,
                                                                  ---------------------------------
                                                                   1995          1994         1993
                                                                  -------       -------       -----
                                                                       (dollars in thousands)
Cash flows from operating activities:
  Net (loss) income                                               $(7,200)      $(8,527)      $ 171
     Adjustments to reconcile net (loss) income to net cash
       provided by (used in) operating activities:
       Equity in undistributed net loss of the Bank                 7,847         8,458        (273)
       Other, net                                                      --             1           1
                                                                  -------       -------       -----
          Net cash provided by (used in) operating
            activities                                                647           (68)       (101)
Cash flows from investing activities:
  Investment in Bank                                                 (700)         (500)         --
                                                                  -------       -------       -----
          Net cash used in investing activities                      (700)         (500)         --
Cash flows from financing activities:
  Net proceeds from issuance of common stock                           --            89          31
                                                                  -------       -------       -----
          Net cash provided by financing activities                    --            89          31
                                                                  -------       -------       -----
Net decrease in cash and cash equivalents                             (53)         (479)        (70)
Cash and cash equivalents, beginning of year                           62           541         611
                                                                  -------       -------       -----
Cash and cash equivalents, end of year                            $     9       $    62       $ 541
                                                                  =======       =======       =====

NOTE 14 -- AVAILABILITY OF FUNDS FROM BANK

The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues come from interest earned on deposits held in the Bank (see Note 13). Management believes the Company's cash balance plus interest revenues, on a separate-entity basis, are adequate to cover its modest level of operating expenses.

The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus. As a result of these limitations and net losses incurred by the Bank, the Bank could not have declared dividends to the Company at December 31, 1995 without the prior approval of the OCC.

The OCC also has authority under the Financial Institutions Supervisory Act to prohibit the Bank from engaging in activities that the OCC regards as unsafe or unsound in conducting its business. It is possible that, depending upon the financial condition of the Bank and other factors, the OCC could assert that the payment of dividends or other payments is, under some circumstances, considered to be an unsafe or unsound practice. Further, future cash dividends by the Bank to the Company will depend upon management's assessment of the Bank's future capital requirements (see Note 2).

In addition, federal law restricts the Bank's extension of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company. Investments in stock or other securities of the Company are similarly restricted as is the taking of such securities as collateral for loans. Restrictions prevent the Company from borrowing from the Bank unless the loans are secured by designated amounts of marketable obligations. Further, secured loans to and investments in the Company or its affiliates by the Bank are limited to 10% of the Bank's capital stock and surplus (as defined by federal regulations) and are limited, in the aggregate, to 20% of the Bank's contributed capital (as defined by federal regulations).

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 15 -- SUPPLEMENTAL CASH FLOW INFORMATION

The following information supplements the statements of cash flows:

                                                               1995           1994            1993
                                                              ------         -------         -------
                                                                      (dollars in thousands)
Interest paid                                                 $4,294         $ 5,628         $ 5,980
Income tax refunds                                                77              35             511
Non-Cash Investing and Financing Transactions:
  Real estate loans transferred to OREO                           --           2,285           4,600
  Loan transferred to other assets                                --           1,459              --
  Loans transferred to loans held-for-sale                        --           7,450              --
  Loans made in conjunction with the sale of OREO                 --           1,400           2,072
  Securities held-to-maturity transferred to
     available-for-sale                                           --          15,605              --
  Unrealized gain(loss) on securities available-for-sale       2,903          (3,453)            396
  Debt securities transferred to
     available-for-sale/Implementation of SFAS No. 115            --              --          61,600
  Other transfers                                                 --              --          15,500

NOTE 16 -- SEVERANCE COSTS

In connection with the Company's restructuring of the Bank to reduce operating expenses, employees were terminated resulting in severance costs of $141,000, $333,000 and $78,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Included in the total 1994 cost was $132,000, related to the employment agreement of a former senior officer of the Bank which was terminated by mutual agreement.

NOTE 17 -- DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments at December 31, 1995 and 1994, are presented below.

                                                                                December 31, 1995
                                                                               -------------------
                                                                               Carrying     Fair
                                                                               Amount       Value
                                                                               -------     -------
                                                                                 (In thousands)
Financial Assets:
  Cash and cash equivalents                                                    $30,272     $30,272
  Securities available-for-sale                                                 20,102      20,102
  Loans net allowance for credit losses                                         78,207      76,496
Financial Liabilities:
  Demand deposits, money market and savings                                     73,144      73,144
  Time certificates of deposit                                                  47,099      46,965
  Securities sold under agreement to repurchase                                  4,497       4,497
Off Balance Sheet Financial Instruments:
  Commercial and standby letters of credit                                          --         413

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 17 -- DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                                                                               December 31, 1994
                                                                             ---------------------
                                                                             Carrying       Fair
                                                                              Amount       Value
                                                                             --------     --------
                                                                                (In thousands)
Financial Assets:
  Cash and cash equivalents                                                  $ 46,710       46,710
  Interest-bearing deposits                                                       195          195
  Securities available-for-sale                                                61,921       61,921
  Loans held-for-sale                                                           6,599        6,599
  Loans, net of allowance for losses                                          112,221      109,941
Financial Liabilities:
  Demand deposits, money market and savings                                   131,793      131,793
  Time certificates of deposit                                                 76,022       75,644
  Securities sold under agreement to repurchase                                12,572       12,572
Off Balance Sheet Financial Instruments:
  Commercial and standby letters of credit                                         --           14
  Interest rate swap contract                                                      --          102

The estimated fair value amounts have been determined using pertinent information available to management as of December 31, 1995 and 1994. Considerable judgment is required to interpret this information and develop the estimates of fair value. Although management is not aware of any factors which would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented therein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash, cash equivalents and interest-bearing deposits. For those short-term investments, the carrying amount is a reasonable estimation of fair value, except for securities purchased under agreements to resell, for which fair value is based on quoted market prices.

Trading and debt securities. For securities held for trading purposes, debt securities held-to-maturity and available-for-sale, fair values are based on dealer quotes or quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans. Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimated fair value for all loans, estimated future cash flows have been reduced by specific and general reserves for loan losses.

It was not practicable to estimate the fair value of nonaccrual loans of approximately $600,000 at December 31, 1995, and $700,000 of the $3.4 million that was on nonaccrual at December 31, 1994, ($2.7 million were included as loans held-for-sale), because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

Demand deposits and time certificates of deposit. The fair value of demand deposits, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

Securities sold under agreements to repurchase. The carrying value for this short term debt is a reasonable approximation of its fair value.

Commercial and standby letters of credit. The fair value of standby and commercial letters of credit is based on fees currently charged for similar agreements.

National Mercantile Bancorp and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 1995, 1994 and 1993

NOTE 17 -- DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) Interest rate floor and swap contracts. The fair value of the interest rate swap contract is the amount the Company would receive to terminate the agreement at the reporting date, taking into account the current interest rates and the creditworthiness of the counterparty.

NOTE 18 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for the years ended December 31, 1995 and 1994 is presented below.

                                                                      Three months ended
                                                   ---------------------------------------------------------
                                                   March 31,     June 30,     September 30,     December 31,
                                                     1995          1995           1995              1995
                                                   ---------     --------     -------------     ------------
                                                                    (dollars in thousands)
Interest income                                     $ 3,458      $  3,064        $ 2,871          $  2,241
Interest expense                                      1,190           988            857               944
                                                    -------       -------        -------           -------
  Net interest income                                 2,268         2,076          2,014             1,297
Provision for credit losses                            (146)         (381)        (1,720)              (60)
Net (loss) gain on securities available-for-sale     (1,156)          (47)            (6)              (24)
Loss on termination of interest rate swap                --        (1,294)            --                --
Loss on other real estate owned                          --          (169)            --              (564)
Other operating income                                  371         1,151            204               219
Other operating expense                              (3,037)       (3,089)        (3,013)           (2,094)
                                                    -------       -------        -------           -------
Net loss                                            $(1,700)     $ (1,753)       $(2,521)         $ (1,226)
                                                    =======      ========        =======          ========
Net loss per share                                  $ (0.55)     $  (0.57)       $ (0.82)         $  (0.40)
                                                    =======      ========        =======          ========

                                                                      Three months ended
                                                   ---------------------------------------------------------
                                                   March 31,     June 30,     September 30,     December 31,
                                                     1994          1994           1994              1994
                                                   ---------     --------     -------------     ------------
                                                                    (dollars in thousands)
Interest income                                     $ 5,758      $  5,774        $ 5,358          $  4,010
Interest expense                                      1,298         1,265          1,411             1,552
                                                    -------       -------        -------           -------
  Net interest income                                 4,460         4,509          3,947             2,458
Provision for credit losses                          (1,618)       (1,567)        (2,366)           (1,779)
Gain (loss) on trading securities                       (84)          (39)            11                --
Net loss on debt securities held for sale               (31)          (30)             8            (1,274)
Net gain (loss) on securities available-for-sale         --            --             --              (851)
LOCOM adjustment on securities available-for-sale       (43)         (105)          (244)             (502)
Gain (loss) on sale of other real estate owned          446           467            268               233
Other operating income                                   --            --         (1,087)               --
Other operating expense                              (3,288)       (3,322)        (3,349)           (3,755)
                                                    -------       -------        -------           -------
Net loss                                            $  (158)     $    (87)       $(2,812)         $ (5,470)
                                                    =======      ========        =======          ========
Net loss per share                                  $ (0.05)     $  (0.03)       $ (0.92)         $  (1.78)
                                                    =======      ========        =======          ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

"None"

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The five directors listed below were elected by the shareholders of the Company at the Company's 1995 Annual Meeting of Shareholders and their current term expires at the 1996 Annual Meeting of Shareholders and when their successors are elected and qualified. Each director of the Company is also a director of Mercantile National Bank (the "Bank").

                                                                                        Company    Bank
                                       Position with the Company and the Bank           Director  Director
     Directors          Age                   and Principal Occupation                  Since     Since
- --------------------    ----    ----------------------------------------------------    ------    ------
Alan Grahm                73    Director, Chairman of Associated Sales.                   1983      1982
                                Director and Secretary, President and Chief
A. Thomas Hickey          55    Executive Officer of Tea Garden Products, Inc.            1991      1991
                                Chairman of the Board, President and Chief Executive
Howard P. Ladd            74    Officer of the Company.                                   1983      1982
                                Director, President and Chief Executive Officer of
Scott A. Montgomery       54    the Bank.                                                 1995      1995
Robert E. Thomson         54    Vice Chair of the Board, Executive Consultant.            1983      1982

Biographical Information of Directors

The following sets forth certain biographical information, present occupation, and business experience for at least the past five years of the directors.

ALAN GRAHM has served as Chairman of the Board of Associated Sales, an import concern, for more than five years. He is also the owner of Bonny Doon Vineyards since 1981.

A. THOMAS HICKEY has served as President and Chief Executive Officer of Tea Garden Products, Inc., a manufacturer and distributor of consumer products, for more than five years. He also serves as Secretary of the Company and the Bank since August 1995.

HOWARD P. LADD serves as Chairman of the Board of the Company and the Bank and as President and Chief Executive Officer of the Company since August 1995. He was also Chairman of the Board of Concord Technology Development, an information systems company from 1991 to 1995. Prior to forming Concord Technology Development (formerly Concord Media Systems) in 1991, Mr. Ladd was Chairman of Ladd Electronics since 1989.

SCOTT A. MONTGOMERY serves as President and Chief Executive Officer of the Bank since November 1995. Prior thereto, from September 1990 to September 1994, he was President and Chief Operating Officer of Cupertino National Bank, Cupertino, California. Mr. Montgomery is also Vice Chairman of the Board of Tracy Federal Bank, F.S.B., Tracy, California, since March 1995.

ROBERT E. THOMSON is an Executive Consultant to Sterling Forest Corporation, a real estate development company, since August, 1994 and served as the Chair and Chief Executive Officer of Sterling Forest Corporation from January 1989 to August 1994. Mr. Thomson has served as a consultant to the Company and the Bank from March through July 1995 and as Interim President and Chief Executive Officer of the Bank from August through October 1995. He also serves as Vice Chair of the Company and the Bank since June, 1991 and has served as interim Chief Executive Officer of the Bank from June to October, 1991.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages, positions and certain information with respect to the current executive officers of the Company and the Bank, determined as of March 25, 1996.

        Name            Age          Positions with the Company and the Bank(1)
- --------------------    ----    -----------------------------------------------------
                                 Executive Vice President and Chief Credit Officer of
James F. Gardunio         45                                the Company and the Bank.
A. Thomas Hickey          55                   Secretary of the Company and the Bank.
Howard P. Ladd            74    President and Chief Executive Officer of the Company.
                                   President and Chief Executive Officer of the Bank,
Scott A. Montgomery       54                                 Director of the Company.
Robert E. Thomson         54                  Vice Chair of the Company and the Bank.

- ---------------

(1) Executive Officers of the Company and the Bank are appointed annually by the Company and Bank Board of Directors, respectively, following their respective meetings of shareholders, and serve at the pleasure of their respective Boards.

Business Experience

Information concerning the business experience of Messrs. Hickey, Ladd, Montgomery and Thomson is provided under the section for directors.

JAMES F. GARDUNIO has served as Executive Vice President and Chief Credit Officer of the Company and the Bank since August, 1994. Prior thereto, from 1989 to 1994, he was employed as Senior Credit Policy Officer at California Federal Bank, Los Angeles.

Compliance With Section 16(a)

Pursuant to Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission ("SEC") regulations, the Company's directors, certain officers, and greater than 10 percent shareholders are required to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers and to furnish the Company with copies of all such reports they file.

Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that during 1995 all filing requirements applicable to its directors, officers and 10 percent shareholders were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information with respect to the Company's and the Bank's Chief Executive Officers, the Executive Vice President and Chief Credit Officer and one additional executive officer of the Bank, whose employment terminated during 1995, whose total annual salary and bonus exceeded $100,000 (the "Named Executives"). Comparative data is also provided for the previous two fiscal years, where applicable. No cash compensation was paid by the Company to any Named Executive; however, each Named Executive of the Company also serves as executive officer of the Bank and receives compensation from the Bank for services rendered in their capacities as such.

SUMMARY COMPENSATION TABLE

                                                                    Awards              Long Term Compensation
                                       Annual Compensation     ----------------     ------------------------------
                                      ----------------------     Other Annual                        All Other
Name and Principal Position  Year     Salary ($)   Bonus ($)   Compensation ($)     Options #     Compensation ($)
- ---------------------------  ----     ----------   ---------   ----------------     ---------     ----------------
Howard P. Ladd               1995(1)      --0--       --0--           --0--            --0--            --0--
  President and Chief        1994           N/A
  Executive Officer of the   1993           N/A
  Company

Scott A. Montgomery          1995(2)     31,667      31,667(3)        --0--            --0--(4)         2,393(5)
  President and Chief        1994           N/A
  Executive Officer of       1993           N/A
  Mercantile National Bank

James F. Gardunio            1995       158,221                                                        16,440(7)
  Executive Vice President   1994(6)     82,500                                       25,000            3,000
  and Chief Credit Officer   1993           N/A                                                           N/A

Robert E. Thomson            1995(8)     45,500
  Interim President and      1994           N/A
  Chief Executive Officer of 1993           N/A
  Mercantile National Bank

Donald D. Thornburg          1995(9)    220,890                      13,120(10)                        88,376(11)
  President and Chief        1994       297,500                                                        20,780
  Executive Officer          1993       300,000                                                        18,469

Paddy C. Steffey             1995(12)    78,217                                                        25,174(13)
  Senior Vice President and  1994           N/A
  Director of Operations     1993(14)       N/A

- ---------------

 (1) Mr. Ladd serves as President and Chief Executive Officer of the Company since August 28, 1995. Mr. Ladd receives no compensation for his services.

 (2) Mr. Montgomery commenced employment with the Bank on November 1, 1995 at an annual salary of $190,000.

 (3) Sign-on bonus.

 (4) According to the terms of his employment, Mr. Montgomery will be granted an option to purchase 200,000 shares of the Common Stock of the Company. (See "Employment Agreements")

 (5) Includes $2,393 health club membership dues.

 (6) Mr. Gardunio commenced employment with the Company and the Bank on August 26, 1994 at an annual salary of $150,000.

 (7) Includes $7,200 automobile allowance and $9,240 for Company matching 401(k) contribution.

 (8) Mr. Thomson served as Interim President and Chief Executive Officer of the Bank from August 3, 1995 to October 31, 1995 on a consulting basis. Mr. Thomson was also engaged by the Company and the Bank as a consultant from April through July 1995 at a consulting fee of $12,500 per month.

 (9) Mr. Thornburg's employment with the Company and the Bank terminated on August 31, 1995.

(10) Deferred compensation pursuant to Mr. Thornburg's employment agreement. (See "Employment Agreements")

(11) Includes $67,500 severance pay pursuant to Mr. Thornburg's employment agreement, $6,000 automobile allowance, $5,636 club membership dues and personal benefit in club membership allocated to Mr. Thornburg and $9,240 for Company matching 401(k) contribution.

(12) Mrs. Steffey's (formerly Leitelt) employment with the Bank terminated on August 31, 1995.

(13) Includes $25,174 severance pay.

(14) Mrs. Steffey commenced employment with the Bank in July 1993 and received annual compensation during 1993 and 1994 below the $100,000 threshold.

Employment Agreements

Mr. Thornburg, whose employment terminated on August 31, 1995, was employed pursuant to a written employment agreement during 1995.

Mr. Thornburg's employment agreement ("Agreement"), effective as of December 1, 1991, expired on December 1, 1994. Pursuant to that Agreement, Mr. Thornburg was entitled to receive payment of $300,000 annual base salary, payable semi-monthly. The Agreement provided for deferred compensation of $20,000 per year accruing as of the end of each full year of employment and which vests at 20% per year beginning on the fourth anniversary of Mr. Thornburg's employment and is fully vested on his eighth anniversary; accrual of deferred compensation commenced in 1993. The vested portion is payable on the earlier of termination of employment or the attainment of age 65. Mr. Thornburg was granted a non-qualified option to purchase 200,000 shares of the Company's Common Stock which vests 20% per year beginning on the first anniversary of his date of hire. However, in the event of a Change in Control in the Company or the Bank and Mr. Thornburg is terminated without cause within one year of the occurrence of a Change in Control, then the unvested portion of his option shall immediately vest. Among other things, pursuant to his Agreement, Mr. Thornburg is entitled to vacation leave, the right to participate in any pension or other retirement program available to the Bank's executive officers, club membership, a relocation allowance, an auto allowance and severance pay. In the event that Mr. Thornburg's employment is terminated prior to December 1, 1994 for reasons other than disability or cause, he would have been entitled to receive annual base salary through December 1, 1994; provided, that if his employment would have terminated at any time after June 1, 1994 and prior to December 1, 1994, or if his employment would have terminated because his Agreement was neither extended nor renewed, Mr. Thornburg would have been entitled to receive a payment equal to one-half of his then annual base salary. If Mr. Thornburg would have been terminated for reasons of death or disability, he would have been entitled to receive his base salary through the end of the month in which his employment was terminated, such amount payable within 30 days of termination. If Mr. Thornburg would have been terminated for cause, he would have received his base salary through the date of termination.

Pursuant to an Extension and Addendum to Employment Agreement entered into as of December 1, 1994 by and among the Company, the Bank and Mr. Thornburg (the "Addendum"), the term of Mr. Thornburg's employment was extended for an additional nine months, to and including August 31, 1995 (the "Term"). The Addendum amended Mr. Thornburg's Agreement in the following respects: (a) Annual base salary of $285,000; (b) in the event Mr. Thornburg's employment is terminated for any reason other than permanent disability or cause, Mr. Thornburg shall be entitled to receive a lump sum payment equal to his then current base salary from the date of such termination to August 31, 1995; and, in addition, he shall receive a lump sum severance payment equal to three months base salary at the then annual rate; (c) in the event of Mr. Thornburg's termination of employment because of the expiration of the Term, he shall be entitled to receive payment on the last day of the Term equal to three months of the base salary at the then annual rate; (d) the initial vesting date of Mr. Thornburg's deferred compensation is amended to be the third anniversary of his date of employment; and (e) the period within which Mr. Thornburg may exercise his stock option grant is extended to six months. All other terms and conditions of the Agreement remained in full force and effect.

Mr. Montgomery commenced employment as President and Chief Executive Officer of Mercantile National Bank on November 1, 1995 pursuant to terms and conditions outlined in a document dated November 1, 1995, entitled "CEO Term Sheet." The CEO Term Sheet provides for the following terms of employment: Mr. Montgomery's employment shall be for a three year term at an annual base salary of $190,000 for the first year, $210,000 for the second year and $230,000 for the third year. Mr. Montgomery will also be entitled to incentive compensation of 5% of pre tax net profit. In 1996 incentive compensation may be based on other factors as determined by the Board of Directors. He is also entitled to 2% of net pretax profit, provided that a minimum return ratio of 1.5% of pretax profit to assets is achieved. This compensation may be paid in the form of a deferred annuity or other suitable insurance as determined by the Board of Directors.

Mr. Montgomery also received a sign-on bonus equal to two months salary. The CEO Term Sheet also provides for the grant of an option to purchase 200,000 shares of the Company's Common Stock, 100,000 shares of which will vest as of November 1, 1995, 50,000 shares on November 1, 1996 and 50,000 shares on November 1, 1997. These options will provide for an anti-dilutive protection at 6.5% in the event of issuance of new shares during the term of the contract and will become fully vested in the event of a change of control of the Company.

Mr. Montgomery was also provided with a Bank owned automobile and membership in an athletic club, as well as transitional living expenses and travel allowance for a maximum of six months. The CEO Term Sheet further provides for a relocation allowance of up to $35,000 and severance pay of 18 months base salary plus any earned but unpaid bonus in the event of termination without cause or by change of control with all normal benefits continuing during this period.

Compensation of Directors

As of October 1, 1995 the directors of the Company and the Bank receive no compensation for their services as directors or members of any committee on which they serve.

From January through April 1995 directors of the Company received a monthly fee in the amount of $1,250 for the Chairman of the Board and $1,000 for other directors. The directors did not receive compensation for Company Committee meetings attended. Each director of the Company, however, also served as a director of the Bank. Directors of the Bank, who are not employees, were compensated as follows: The Chairman received $600 and other directors were paid $450 for each Board meeting attended. For each Committee meeting attended, the Chairman received $350 and the other directors were paid $250. For special or ad hoc committee meetings of the Board of Directors, the Chairman and each director received $250 per meeting attended.

As of May 1, 1995 the monthly retainer was reduced to $750 for all directors. The Chairman received $600 and the other directors were paid $400 for each Bank Board meeting attended and for each Committee meeting attended, the Chairman was paid $250 and the other directors $200. Fees for attendance of special or ad hoc committee meetings of the Board of Directors was reduced to $200 for each director.

Compensation Committee Interlocks and Insider Participation

During various periods in 1995 Messrs. Grahm, Hickey, Ladd, Montgomery, Peevey, Thomson and Thornburg served as members of the Nominating and Compensation Committee. Except for Messrs. Thornburg, who served as President and Chief Executive Officer of the Company and the Bank, and Mr. Montgomery who serves as President and Chief Executive Officer of the Bank, the members of the Nominating and Compensation Committee are or were outside directors. Mr. Thornburg was and Mr. Montgomery is excluded from participation in the Nominating and Compensation Committee or the full Board of Directors in any matter relating to their own compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Board of Directors knows of no person who owns beneficially more than 5% of the outstanding Common Stock of the Company as of March 25, 1996, other than the following:

                                                                Number of
                      Name of Beneficial Owner                   Shares              Percent
        -----------------------------------------------------  -----------           -----
        9830 Investments No. 1, Ltd.                               287,615           9.34%
          9830 Wilshire Boulevard
          Beverly Hills, California 90212
          a California limited partnership
        Thomson Horstmann & Bryant, Inc.                           199,200           6.47%
          Park 80 West/Plaza Two
          Saddle Brook, New Jersey 07663
          a New York corporation

The following table provides certain information with respect to the beneficial ownership of shares by each Named Executive(1) and by each Company director and nominee and by all of the directors and executive officers of the Company as a group on March 25, 1996. For purposes of this table, the term "executive officer" means the President and Chief Executive Officer of the Company, the President and Chief Executive Officer of Mercantile National Bank (the "Bank"), and the Executive Vice President and Chief Credit Officer of the Company and the Bank.

                                                                 Amount and
                                                                  Nature of
  Title of                                                       Beneficial             Percent of
    Class                    Name of Beneficial Owner           Ownership(2)             Class(3)
- -------------        ----------------------------------------  ---------------         ------------
Common Stock         Alan Grahm                                         80,993                 2.66
Common Stock         A. Thomas Hickey                                   13,000(4)                 *
Common Stock         Howard P. Ladd                                     57,827                 1.88
Common Stock         Scott A. Montgomery                                 5,000                    *
Common Stock         Robert E. Thomson                                     625                    *
Common Stock         James F. Gardunio                                   6,250(5)              2.72
Common Stock         All Current Directors and Executive               163,695(6)              5.32
                     Officers as a Group (6 persons)

- ---------------

 *  Less than one percent (1%)

(1) SEE "Executive Compensation."

(2) Directors and executive officers have sole voting and investment powers of the shares, unless otherwise indicated below.

(3) The percentage is calculated based upon the total number of shares outstanding on March 20, 1996 plus those shares each individual, or all individuals as a group, has the right to acquire within 60 days of March 20, 1996.

(4) Includes 12,000 shares which Mr. Hickey has the right to acquire pursuant to stock options exercisable within 60 days of March 20, 1996.

(5) Includes 6,250 shares which Mr. Gardunio has the right to acquire pursuant to stock options exercisable within 60 days of March 20, 1996.

(6) Includes 18,250 shares which the directors and executive officers of the Company have the right to acquire pursuant to stock options exercisable within 60 days of March 20, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have made loans to certain directors from time to time. All such loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. These loans do not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 1995, there were no outstanding loans to or guaranteed by any of the directors.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company has decided to take advantage of the new "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). In that connection, this annual report on Form 10-K includes forward looking statements concerning the Company. The forward looking statements are made pursuant to the Reform Act. There are many factors that could cause the events in such forward looking statements to not occur, including general or specific economic conditions, the ability and willingness of customers to utilize the services provided by the Bank, the perceived absolute or relative overall value of these services by the Bank's customers, including the features, quality and price in comparison to other competitive services, the amount and rate of growth and the Company's selling, general and administrative expenses, the making or incurring of any expenditures, the effects of and changes in monetary and fiscal policies, laws and regulations, other activities of the government and its agencies and similar organizations and social and economic conditions, such as inflation and interest rate fluctuations or taxes, the costs and other effects of legal and administrative cases and proceedings (whether civil or criminal), settlements and investigations, claims and changes in those items, developments or assertions by or against the Company or the Bank, adaptions of new, or changes in, accounting policies and practices in the applications of such policies and practices and the effects of changes within the Company's or the Bank's organization or in compensation benefit plans, any activities of parties with which the Company or the Bank has an agreement or understanding and the ability of the Company to raise any additional capital on behalf of itself and the Bank.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents have been have been filed as a part of this report:

1. Financial Statements

                                                                                            Page
    Independent Auditors' Report                                                              47
    Consolidated Balance Sheets at December 1995 and 1994                                     48
    Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and
      1993                                                                                    49
    Consolidated Statements of Changes in Shareholders' Equity for the years ended December
      31, 1995, 1994 and 1993                                                                 50
    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and
      1993                                                                                    51
    Notes to Consolidated Financial Statements for the three years ended December 31, 1995    52

2. Financial Statement Schedules

None.

(b) Reports on Form 8-K

     None

(c) Exhibits

See Index to Exhibits at pages 82 and 83 of this Report on Form 10-K

(d) See Item 14(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL MERCANTILE BANCORP
                                       -----------------------------------------
                                       (Registrant)

                                       /s/  Howard P. Ladd
                                       -----------------------------------------
                                       Howard P. Ladd
                                       Chief Executive Officer

                                       /s/  Howard P. Ladd
                                       -----------------------------------------
                                       Howard P. Ladd
                                       Acting Chief Financial Officer

Date: April 15, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                    Title                      Date
- -----------------------------------------------  -----------------------------------  ---------------
/s/  Howard P. Ladd                              Chairman of the Board and President   April 15, 1996
- --------------------------                       and Chief Executive Officer
Howard P. Ladd

/s/  Robert E. Thomson                           Vice Chair                            April 15, 1996
- --------------------------
Robert E. Thomson

/s/  Alan Grahm                                  Director                              April 15, 1996
- --------------------------
Alan Grahm

/s/  A. Thomas Hickey                            Director and Secretary                April 15, 1996
- --------------------------
A. Thomas Hickey

/s/  Scott A. Montgomery                         Director                              April 15, 1996
- --------------------------
Scott A. Montgomery

INDEX TO EXHIBITS

Exhibit
 No.
- ------
 3.1      Articles of Incorporation dated January 17, 1983, as amended by Certificate of Amendment of
          Articles of Incorporation dated May 8, 1984, and as amended by Certificate of Amendment of Articles of Incorporation dated March 7, 1989(1)
 3.2      Bylaws of the Company, as amended, restated as of December 18, 1992(3)
10.1      Memorandum of Understanding dated October 25, 1991 between the Federal Reserve Bank of San
          Francisco and the Company(2)
10.2      Memorandum of Understanding dated October 26, 1995 between the Federal Reserve Bank of San
          Francisco and the Company.
10.3      Formal Agreement dated July 26, 1991 between the Office of the Comptroller of the Currency and
          Mercantile National Bank(2)
10.4      Amendment to the Agreement by and between Mercantile National Bank and the Office of the
          Comptroller of the Currency dated December 14, 1995.
10.5      Restated Employment Agreement as of December 1, 1991, between Mercantile National Bank and Donald
          D. Thornburg(2)
10.6      Extension and Addendum to Employment Agreement as of December 1, 1994 between Mercantile National
          Bank and Donald D. Thornburg(5)
10.7      Letter agreement dated July 11, 1994, between Mercantile National Bank and James F. Gardunio(5)
10.8      Consulting Agreement dated November 9, 1994, between National Mercantile Bancorp and Don M.
          Griffith(5)
10.9      Letter Agreement dated May 28, 1993 between Mercantile National Bank and Paddy C. Leitelt(4)
10.10     CEO Term Sheet dated November 1, 1995 between Mercantile National Bank and Scott A. Montgomery.
10.11     Financial Institution Services Agreement dated April 8, 1993 between Mercantile National Bank and
          Linsco/Private Ledger(4)
10.12     Form of Indemnity Agreement between the Company and its directors(1)
10.13     Form of Indemnity Agreement between the Company and its executive officers(1)
10.14     First Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank(3)
10.15     Second Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21,
          1982 between Northrop Corporation and Mercantile National Bank for space at 1840 Century Park East,
          Los Angeles, California, as amended by Amendment to Second Floor Lease dated as of June 7, 1986, and as amended by Second Amendment to Second Floor Lease dated as of December 18, 1992 between
          California State Teachers' Retirement System and Mercantile National Bank(3)
10.16     Office Sublease at 1840 Century Park East, Los Angeles, California, dated December 16, 1992 by and between Mercantile National Bank and Charleston, Revich & Williams(3)
10.17     Sublease Agreement at 1840 Century Park East, Los Angeles, California, dated as of July 3, 1986 between Mercantile National Bank and The Lewis Horwitz Organization, as amended by Sublease
          Amendment and Option Exercise Agreement dated as of July 1, 1992(3)
10.18     Lease Restructure Agreement dated December 31, 1995 by and between California State Teachers'
          Retirement System and Mercantile National Bank.
10.19     Warrant Agreement dated December 31, 1995 by and between National Mercantile Bancorp and California
          State Teachers' Retirement System.
10.20     Registration Rights Agreement dated December 31, 1995 by and between the Company and California
          State Teachers' Retirement System.
10.21     National Mercantile Bancorp 1983 Stock Option Plan, as amended March 22, 1991(2)
10.22     Form of Stock Option Agreement under the 1983 Stock Option Plan(3)
10.23     National Mercantile Bancorp 1990 Stock Option Plan (filed as Exhibit A to the Company's Proxy
          Statement dated May 24, 1990 and incorporated herein by reference)
10.24     Form of Stock Option Agreement under the 1990 Stock Option Plan(3)
10.25     National Mercantile Bancorp 1994 Stock Option Plan (filed as Exhibit A to the Company's Proxy
          Statement dated April 18, 1994 and incorporated herein by reference)
10.26     Form of Stock Option Agreement under the 1994 Stock Option Plan(5)
10.27     Form of Severance Agreement between the Company, Mercantile National Bank and some of its officers
          (filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference)
10.28     Form of Stay Bonus Agreement between the Company, Mercantile National Bank and some of its officers
          (filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference)

Exhibit
 No.
- ------
11.       Statement regarding computation of per share earnings (see "Note 1 -- Summary of Significant
          Accounting Policies -- Income (Loss) Per Share" -- of the "Notes to the Consolidated Financial
          Statements" in "Item 8. Financial Statements" in this Annual Report on Form 10-K)
22.       Subsidiaries of the Registrant
24.1      Consent of Deloitte & Touche LLP, Independent Auditors

- ---------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference

(4) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference