Form 10-K/A
period 1995-12-31
NATIONAL MERCANTILE BANCORP
filed 1996-04-24
CIK 714801

                                                         SECURITIES AND EXCHANGE COMMISSION
                                                         WASHINGTON, D.C. 20549
                                                         FORM 10-K/A
                                            (Mark One)
                                                   [x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                         THE SECURITIES EXCHANGE ACT OF 1934
                                                         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                                    or
                                                   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                         THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from   NA  TO
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

Date: April 23, 1996

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

                   Signature                                    Title                      Date
- -----------------------------------------------  -----------------------------------  ---------------
/s/  Howard P. Ladd                              Chairman of the Board and President   April 23, 1996
- --------------------------                       and Chief Executive Officer
Howard P. Ladd

/s/  Robert E. Thomson                           Vice Chair                            April 23, 1996
- --------------------------
Robert E. Thomson

/s/  Alan Grahm                                  Director                              April 23, 1996
- --------------------------
Alan Grahm

/s/  A. Thomas Hickey                            Director and Secretary                April 23, 1996
- --------------------------
A. Thomas Hickey

/s/  Scott A. Montgomery                         Director                              April 23, 1996
- --------------------------
Scott A. Montgomery

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