Form 10-Q
period 1996-03-31
NATIONAL MERCANTILE BANCORP
filed 1996-05-15
CIK 714801

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from      N/A      to

                         Commission File Number: 0-15982

                           NATIONAL MERCANTILE BANCORP
             (Exact name of registrant as specified in its charter)

          California                                            95-3819685
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1840 Century Park East, Los Angeles, California                   90067
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

                                                        [x] Yes          [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, no par value, as of April 30, 1996 was 3,078,146.

                        This document contains 32 pages.

                                    FORM 10-Q
                   TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                                                   Page(s) in
                                                                                                   Form 10-Q
                                                                                                   -----------
PART I - FINANCIAL INFORMATION

         Item 1.           FINANCIAL STATEMENTS .................................................     3-13

         Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS ...........................................................    14-28

PART II - OTHER INFORMATION

         Item 1.           LEGAL PROCEEDINGS ....................................................       30

         Item 2.           CHANGES IN SECURITIES ................................................       30

         Item 3.           DEFAULTS UPON SENIOR SECURITIES.......................................       30

         Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS......................................................       30

         Item 5.           OTHER INFORMATION ....................................................       30

         Item 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................       30


SIGNATURES                 ......................................................................       32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets .................................................  4

Condensed Consolidated Statements of Operations .......................................  5

Condensed Consolidated Statement of Changes in

Shareholders' Equity ..................................................................  6

Condensed Consolidated Statements of Cash Flows .......................................  7

Notes to Condensed Consolidated Financial Statements...................................  8

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995


                                                                                                March 31,       December 31,
                                                                                                  1996             1995
                                                                                               (Unaudited)
                                                                                               -----------      ------------
                                                                                                  (dollars in thousands)


                                                               ASSETS

Cash and due from banks-demand.........................................................         $   7,522       $      9,272
Federal funds sold and securities purchased under agreements to resell.................            20,500             21,000
                                                                                                ---------       ------------
        Cash and cash equivalents......................................................            28,052             30,272

Securities available-for-sale, at fair value; aggregate amortized cost of $19,685
   at March 31, 1996 and $20,256 at December 31, 1995..................................            19,463             20,102
FRB stock..............................................................................               315                315
Loans..................................................................................            75,790             82,012
   Allowance for loan losses...........................................................            (3,837)            (3,805)
                                                                                                ---------       ------------
        Net loans......................................................................            71,953             78,207
Premises and equipment, net............................................................             1,075              1,126
Other real estate owned................................................................               581                581
Accrued interest receivable and other assets...........................................             1,266              1,389
                                                                                                ---------       ------------
                                                                                                $ 122,705       $    131,992
                                                                                                =========       ============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand..........................................................         $  41,019       $     44,579
   Interest-bearing demand.............................................................             5,276              7,737
   Money market accounts...............................................................            19,490             18,901
   Savings.............................................................................             3,661              1,927
   Time certificates of deposits:
      $100,000 and over................................................................             8,502              8,551
      Under $100,000...................................................................            36,290             38,548
                                                                                                ---------       ------------
        Total deposits.................................................................           114,238            120,243

Securities sold under agreements to repurchase.........................................             1,056              4,497
Accrued interest payable and other liabilities.........................................             1,604              1,241
                                                                                                ---------       ------------
        Total liabilities..............................................................           116,898            125,981

Shareholders' equity:
   Preferred stock, no par value; authorized 1,000,000 shares..........................                --                 --
   Common stock, no par value; authorized 10,000,000 shares; issued and
     outstanding 3,078,146 at March 31, 1996 and December 31, 1995.....................            24,614             24,614
   Accumulated deficit.................................................................           (18,585)           (18,449)
   Net unrealized loss on securities available-for-sale................................              (222)              (154)
                                                                                                ---------       ------------
        Total shareholders' equity.....................................................             5,807              6,011
                                                                                                ---------       ------------
                                                                                                $ 122,705       $    131,992
                                                                                                =========       ============

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               Three-month periods ended March 31, 1996 and 1995
                                  (Unaudited)

                                                        1996            1995
                                                        -------         -------
                                                         (dollars in thousands,
                                                         except per share data)

Interest income:
  Loans, including fees.........................        $ 1,800         $ 2,615
  Securities available-for-sale:
    Tax-exempt..................................             --               6
    Taxable.....................................             282             612
  Federal funds sold and securities purchased
    under agreements to resell..................             263             223
  Interest-bearing deposits with other financial
    institutions................................              --               2
                                                        --------        --------
        Total interest income...................           2,345           3,458

Interest expense:
  Interest-bearing demand.......................              19              40
  Money market and savings......................             174             289
  Time certificates of deposits:
     $100,000 and over..........................             128             142
     Under $100,000.............................             563             684
                                                        --------        --------
        Total interest expense on deposits                   884           1,155
  Federal funds purchased and securities sold
    under agreements to repurchase..............               8              35
                                                        --------        --------
        Total interest expense..................             892           1,190
                                                        --------        --------
        Net interest income.....................           1,453           2,268
Provisions for loan losses......................              --             146
                                                        --------        --------
        Net interest income after provision for
          loan losses...........................           1,453           2,122
Other operating income (loss):
  Loss on sales of securities
    available-for-sale..........................              (1)         (1,156)
  International services........................              42              66
  Investment services...........................              29              72
  Deposit-related and other customer services...              98             233
                                                        --------        --------
        Total other operating income (loss).....             168            (785)

Other operating expenses:
  Salaries and related benefits.................             692             993
  Net occupancy.................................             192             435
  Furniture and equipment.......................              85              97
  Printing and communications...................              62              75
  Insurance and regulatory assessments..........             166             280
  Customer services.............................             140             211
  Computer data processing......................              95              85
  Legal services................................              77             109
  Other professional services...................             191             477
  Promotion.....................................              23              35
  Other real estate owned expenses..............               7               9
  Other expenses................................              27             231
                                                        --------        --------
        Total other operating expenses..........           1,757           3,037
                                                        --------        --------
        Loss before provision for income taxes..            (136)         (1,700)
  Provision for income taxes....................              --              --
                                                        --------        --------
        Net loss................................        $   (136)       $ (1,700)
                                                        ========        ========
        Net loss per share......................        $  (0.04)       $  (0.55)
                                                        ========        ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Three-month period ended March 31, 1996
                                  (Unaudited)


                                                                               Net
                                                                            Unrealized
                                                                             Loss on
                                              Common Stock                  Securities
                                         --------------------  Accumulated  Available-
                                           Shares      Amount    Deficit     for-Sale   Total
                                         ---------    -------    --------     -----     ------
Balance at January 1, 1996.............  3,078,146    $24,614    $(18,449)    $(154)    $6,011

  Net unrealized loss on
    securities available for sale......         --         --          --       (68)       (68)
  Net loss.............................         --         --        (136)       --       (136)
                                         ---------    -------    --------     -----     ------
Balance at March 31, 1996..............  3,078,146    $24,614    $(18,585)    $(222)    $5,807
                                         =========    =======    ========     =====     ======

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three-month periods ended March 31, 1996 and 1995
                                  (Unaudited)

                                                                  1996            1995
                                                                -------         --------
                                                                 (dollars in thousands)
Net cash flows from operating activities:
  Net loss ..................................................   $  (136)        $ (1,700)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Accretion of sublease loss ..............................       (16)             (96)
    Depreciation and amortization ...........................        60               98
    Provision for loan losses ...............................        --              146
    Net loss on securities available-for-sale ...............         1            1,156
    Net amortization of premiums (accretion of discounts)
      on securities available-for-sale ......................        18               16
    Net amortization of premiums (accretion of discounts)
      on loans purchased ....................................        13              (89)
    Decrease (increase) in accrued interest receivable
      and other assets ......................................       123             (190)
    Increase in accrued interest payable and other
      liabilities ...........................................       379               50
                                                                -------         --------
        Net cash provided by (used in) operating
          activities ........................................       442             (609)

Cash flows from investing activities:
  Purchase of debt securities available-for-sale ............    (1,000)              --
  Proceeds from sales of securities available-for-sale ......       114           33,006
  Proceeds from repayments and maturities of securities
    available-for-sale ......................................     1,438              792
  Proceeds from sales of loans ..............................        --            6,599
  Net decrease in loans .....................................     6,241           14,066
  Net purchases of premises and equipment ...................        (9)             (42)
                                                                -------         --------
        Net cash provided by investing activities ...........     6,784           54,421

Cash flows from financing activities:
  Net decrease in demand deposits, money market
    and savings accounts ....................................    (3,698)         (41,245)
  Net decrease in time certificates of deposits .............    (2,307)         (20,081)
  Net decrease in securities sold under agreements to
    repurchase and federal funds purchased ..................    (3,441)         (10,807)
                                                                -------         --------
        Net cash used in financing activities ...............    (9,446)         (72,133)
                                                                -------         --------
Net decrease in cash and cash equivalents ...................    (2,220)         (18,321)
Cash and cash equivalents, January 1 ........................    30,272           46,710
                                                                -------         --------
Cash and cash equivalents, March 31 .........................   $28,052         $ 28,389
                                                                =======         ========

Supplemental cash flow information:
  Cash paid for:
    Interest ................................................   $   901         $  1,324
    Income taxes ............................................   $    --         $     30
  Unrealized loss on securities available-for-sale ..........   $    68         $  1,619



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

         The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes normally required for complete financial statement disclosure. While management believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included at "Item 8. Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K").

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

         The accompanying condensed consolidated balance sheets and statements of operations, changes in shareholders' equity and cash flows reflect, in the opinion of management, all material adjustments necessary for a fair presentation of the Company's financial position as of March 31, 1996 and results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results of operations for the full year ending December 31, 1996.

         Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 - LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three-month periods ended March 31, 1996 and 1995 was 3,078,146.

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

NOTE 3 - LOANS AND INTEREST INCOME

         At March 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $9.3 million, for which the related allowance for credit losses was $1.2 million. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the three months ended March 31, 1996 were $9.4 million and $200,000, respectively. Of the investment in loans that are considered to be impaired, $4.9 million or 53% was represented by a loan which was collateralized by residential real estate appraised at $10.0 million.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

         The Federal Reserve Board ("FRB") and the Office of the Comptroller of the Currency (the "OCC") have issued guidelines (the "guidelines") regarding risk-based capital requirements. The guidelines provide detailed definitions of regulatory capital and assign different weights to various assets and credit equivalent amounts of off- balance sheet financial instruments, depending upon the perceived degree of credit risk to which they expose such entities. Each banking organization is required to maintain a specified minimum ratio of capital to the total of such risk-adjusted assets and off- balance sheet financial instruments.

         The risk-based capital ratios of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. Total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"). At March 31, 1996 and December 31, 1995, Tier 1 capital of the Company and the Bank consisted of their respective amounts of common shareholders' equity. Tier 1 capital excludes any net unrealized gains or losses resulting from the implementation of SFAS No. 115. Tier 2 capital consisted of Tier 1 capital plus the allowance for credit losses, subject to limitations.

         Under the guidelines, total risk-weighted assets of the Company and the Bank are determined by assigning balance sheet assets and credit equivalent amounts of off- balance sheet financial instruments to one of four broad risk categories having risk weights ranging from 0% to 100% (see Note 2 in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K). The aggregate dollar amount of each category is multiplied by the risk weight associated with that category and the resulting weighted values from each category are summed to determine total risk-weighted assets.

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

         The capital leverage ratio standards require a minimum ratio of Tier 1 capital to adjusted total assets ("capital leverage ratio") of 3%. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

         On December 14, 1995, the Bank entered into a formal agreement with the OCC (the "Formal Agreement"), pursuant to which the Bank is required to maintain
(i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 risk-based capital ratio equal to at least 10.0%. As set forth below, the Bank's capital leverage ratio at March 31, 1996 was 4.86%, and the Tier 1 risk-based capital ratio was 7.23%. As of March 31, 1996, both of these ratios were not in compliance with the Formal Agreement. The Company entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco on October 26, 1995, which includes requiring the submission of a plan to increase the Bank's capital. The Bank's capital plan was submitted to the OCC on February 8, 1996. The Bank may be subject to further regulatory enforcement action by the OCC. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

         Information about the regulatory capital of the Company and the Bank at March 31, 1996 and December 31, 1995 is set forth below.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4 - Shareholders' Equity and Regulatory Capital (continued)

Information about the regulatory capital of the Company and the Bank at March 31, 1996 and December 31, 1995 is set forth below.


                                                               March 31, 1996
                                                                 (Unaudited)                         December 31, 1995
                                                      -------------------------------           ------------------------------
                                                          Company           Bank                  Company           Bank
                                                      ------  -----     ------   -----          ------  -----   ------   -----
                                                      Anount  Ratio     Amount   Ratio          Amount  Ratio   Amount   Ratio
                                                      ------  -----     ------   -----          ------  -----   ------   -----
                                                                           (dollar amounts in thousands)

Risk-based capital(1)(3):

        Tier 1 capital...........................    $ 6,030  7.24%   $  6,019    7.23%          $ 6,166   6.96%  $  6,157    6.95%
        Tier 1 capital minimum requirement.......      3,329  4.00%      8,323   10.00%            3,542   4.00%     8,856   10.00%
                                                     -------  -----   --------   -----           -------  -----   --------   ------
                Excess (Deficiency)..............    $ 2,701  3.24%   $ (2,304)  (2.77%)         $ 2,624   2.96%  $ (2,699)  (3.05%)
                                                     =======  =====   ========   ======          =======   =====  ========   ======

        Total capital............................    $ 7,105  8.54%   $  7,094    8.52%          $ 7,306   8.25%  $  7,297    8.24%
        Total capital minimum requirement........      6,658  8.00%      6,658    8.00%            7,085   8.00%     7,085    8.00%
                                                     -------  -----    -------   -----           -------   -----  --------   ------
                Excess...........................    $   447  0.54%   $    436    0.52%          $   221   0.25%  $    212    0.24%
                                                     =======  =====   ========   ======          =======   =====  ========   ======

Total risk-weighted assets.......................    $83,229          $ 83,229                   $88,558          $ 88,558

Capital Leverage Ratio(1)(2)(3):

        Tier 1 capital...........................    $ 6,030  4.86%   $  6,019    4.86%          $ 6,166   4.68%  $  6,157    4.67%
        Tier 1 capital minimum requirement.......      4,959  4.00%      8,058    6.50%            5,271   4.00%     8,565    6.50%
                                                     -------  -----   --------   ------          -------   -----  --------   ------
                Excess (Deficiency)..............    $ 1,071  0.86%   $ (2,039)  (1.64%)         $   895   0.68%  $ (2,408)  (1.83%)
                                                     =======  =====   ========   ======          =======   =====  ========   ======

Average total assets, as adjusted, during
   three-month periods ended March 31, 1996
   and December 31, 1995.........................    $123,963          $123,963                $131,764        $131,764


(1) The Bank's minimum Tier 1 risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at March 31, 1996 and December 31, 1995 to average total assets during the respective three-month periods then ended.

(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet as a result of implementing Statement of Financial Accounting Standards No. 115.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

         The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. No benefit was recorded for these losses since all available income tax benefits were recognized in prior years. Future losses will not result in additional tax benefits until the Company generates sufficient taxable income to utilize the present net operating loss carryforwards. The Company's 1996 year-to-date net loss did not result in additional tax benefits.

NOTE 6 - ALLOWANCE FOR CREDIT LOSSES

         The Company's allowance for credit losses is maintained at a level considered by management to be adequate to absorb estimated losses in the existing portfolio. The allowance for credit losses is increased by the provision for credit losses and decreased by the amount of loan charge-offs, net of recoveries. While management believes the level of the allowance as of March 31, 1996 is adequate to absorb losses inherent in the loan portfolio, additional deterioration in the economy of the Bank's lending area could result in levels of loan losses that could not be reasonably predicted at that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This section presents management's discussion and analysis of the consolidated financial condition and operating results of National Mercantile Bancorp (the "Company") and its subsidiary, Mercantile National Bank (the "Bank"), for the three month periods ended March 31, 1996 and 1995. The discussion should be read in conjunction with the Company's condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements (see "Item 1. Financial Statements").

         Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 12E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed in this Report on Form 10-Q that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act.

                               FINANCIAL CONDITION

         At March 31, 1996, the Company's consolidated assets decreased by $9.3 million, or 7.0%, to $122.7 million from $132 million at December 31, 1995. This decrease was due primarily to a $2.2 million decrease in cash and cash equivalents and a decrease in net loans of $6.2 million. Customer deposits decreased by $6.0 million or 5.0% to $114.2 million at March 31, 1996, from $120.2 million at December 31, 1995. Securities sold under agreements to repurchase decreased by $3.4 million to $1.1 million at March 31, 1996, from $4.5 million at December 31, 1995.

         The decrease in the liabilities, accompanied by a decrease in assets is consistent with the Company's planned restructuring to improve the Company's capital ratios.

                                OPERATING RESULTS

OVERVIEW

         As set forth in the accompanying consolidated statements of operations, the Company recorded a net loss for the three month period ended March 31, 1996 of $136,000 or $(.04) per share, as compared to a net loss for the three month period ended March 31, 1995 of $1.7 million or $(.55) per share.

         Declining loan balances and sales of securities during 1995 resulted in decreased total interest income in 1996. Total interest income for the three month period ended March 31, 1996 was $2.3 million, compared with total interest income for the corresponding period of 1995 of $3.5 million. Total interest expense for the three month period ended March 31, 1996 was $892,000 compared with total interest expense for the corresponding period of 1995 of $1.2 million. While the decrease in interest earning loans and securities caused a $1.1 million decrease in interest income, the decrease in deposits had a $271,000 impact on interest expense, as a part of the decrease in deposits was attributable to non-interest bearing demand deposits. Net interest income for the three month period ended March 31, 1996 was $1.5 million compared with net interest income for the corresponding period of 1995 of $2.3 million.

         Although the decrease in loans and securities, as well as in customer deposits, caused a decrease in net interest income for the three month period ended March 31, 1996, compared with the corresponding period of 1995, the Company's planned restructuring which caused these decreases resulted in more positive results for the three month period in 1996 as compared with the corresponding period in 1995. There was no provision for loan losses required for the three month period in 1996, as compared with a provision of $146,000 for the corresponding period in 1995. The loss on sale of securities for the three month period in 1996 was $1,000 compared with $1.2 million during the corresponding period in 1995. While other operating income from services decreased to $169,000 for the three month period ended March 31, 1996 compared with $371,000 for the corresponding period in 1995, other operating expenses decreased to $1.8 million for the three months in 1996, compared with $3.0 million for the corresponding period in 1995, which amounts to a 42.1% decrease in expenses. Although no additional provision was made for loan losses for the three month period ended March 31, 1996, due to reduced loan balances and lower levels of nonperforming assets, the Bank's allowance for credit losses as a percentage of nonperforming assets increased to 50.9% at March 31, 1996, from 38.9% at March 31, 1995.

         Other operating expenses decreased $1.3 million or 42.1% for the three month period ended March 31, 1996 as compared to the same period in the prior year. The decrease was due primarily to management's efforts to continue to reduce operating expenses. Compensation expense decreased $301,000 or 30.3%, for the first three months of 1996, compared with the same period in the prior year.

         Total assets of the Company at March 31, 1996 have continued to decrease. As part of the Company's capital plan for the Bank and the Company's restructuring of its organization, the Company had reduced the Bank's asset size through sales of securities available-for-sale which were funded by high cost deposits, reduced classified assets through the sale of loans and reduced operating expenses through consolidating functions and reduction of personnel. The restructuring of the Bank began during the third quarter of 1994 and the Bank continues to improve the quality of its assets, minimize its interest rate risk, generate fee income and reduce overhead expenses in efforts to return to profitability. The Bank's restructuring process is near completion and the Bank is working towards its goal of returning to profitability. However, should a reduction in asset size continue to occur without corresponding reductions in operating expenses, interest income from the reduced earning asset base may not cover operating expenses.

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DEPRESSED REAL ESTATE VALUES

         While economic conditions nationally and elsewhere in California are improving, southern California's economy remained weak. Commercial and residential real estate market values in southern California continue to remain depressed, adversely impacting the financial condition and liquidity of many of the Company's borrowers. Nonperforming assets at March 31, 1996 totaled $7.5 million and included $581,000 of other real estate owned, compared with $6.5 million in non-performing assets at December 31, 1995. Other real estate owned was $581,000 at December 31, 1995.

NONPERFORMING ASSETS

         The level of nonperforming assets, as presented in Table 1, increased $1.0 million during the first three months of 1996 from the level at December 31, 1995. The increase was primarily the result of an increase in non accrual loans. The amount of nonperforming loans for which the Company does not hold substantial collateral amounted to $1.4 million at March 31, 1996, or 20.2% of all nonperforming loans at that date, compared to $335,000, or 5.6% at December 31, 1995. The increase at March 31, 1996 was mainly due to two loans added to this category in March.

         NONACCRUAL LOANS. Nonaccrual loans increased $1.3 million during the first three months of 1996 to $1.9 million as compared to $573,000 at December 31, 1995. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

         TROUBLED DEBT RESTRUCTURINGS. Included within nonperforming loans presented in Table 1 are troubled debt restructurings ("TDR"). TDRs represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. At March 31, 1996, TDRs totaled $5.1 million compared to $5.2 million at December 31, 1995. Included in these amounts is one loan with a balance of $4.9 million which is secured by a First Trust Deed on property with a current appraisal value of $10.0 million.

         LOANS CONTRACTUALLY PAST DUE NINETY OR MORE DAYS. Loans contractually past due ninety or more days decreased to $23,000 at March 31, 1996 from $221,000 at December 31, 1995.

         LOAN DELINQUENCIES. Loan delinquencies increased to $2.9 million or 3.8% of loans receivable at March 31, 1996 from $1.2 million or 1.5% of loans receivable at December 31, 1995, mainly due to the two nonaccrual loans discussed above. Also included in the delinquencies at March 31, 1996 was a $600,000 loan secured by commercial real estate which has since been fully repaid.

         LOAN CHARGE-OFFS. As reflected in Table 3, the Company charged-off loans amounting to $54,000 during the three month period ended March 31, 1996, as compared to $92,000 during the corresponding period in 1995. Recoveries of loans previously charged-off totaled $86,000 for the three month period ended March 31, 1996 as compared to $369,000 during the same period in 1995. Recoveries since March 31, 1996 of loans previously charged-off were over $200,000.

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


Table 1
Nonperforming Assets-
(dollar amounts in thousands)

                                                                             December 31,
                                                        March 31,       -----------------------
                                                         1996            1995             1994
                                                        ---------       ------          -------
Nonaccrual loans                                         $1,868         $  573          $ 3,426
Troubled debt restructurings                              5,059          5,167            5,582
Loans contractually past due ninety or more days
  with respect to either principal or interest
  and continuing to accrue interest                          23            221            1,507
                                                        --------        ------          -------
        Nonperforming loans                               6,950          5,961           10,515

Other real estate owned                                     581            581            1,529
                                                        -------         ------          -------
Total nonperforming assets                               $7,531         $6,542          $12,044
                                                        =======         ======          =======

Allowance for loan losses as a percent of
  nonaccrual loans                                        205.4%         664.0%            89.4%
                                                        =======         ======          =======
Allowance for loan losses as a percent of
  nonperforming loans                                      55.2%          63.8%            29.1%
                                                        =======         ======          =======
Total nonperforming assets as a percent of
  total loans outstanding                                   9.9%           8.0%            10.4%
                                                        =======         ======          =======
Total nonperforming assets as a percent of
  total shareholders' equity                              129.7%         108.8%           116.8%
                                                        =======         ======          =======

Table 2
Loan Portfolio Composition and Allocation of the
Allowance for Loan Losses
(dollar amounts in thousands)
                                                                                                December 31,
                                                                  March 31,         ----------------------------------
                                                                    1996                 1995                1994
                                                                -------------       --------------      --------------
Loan Portfolio Composition:
  Real estate construction and land development                 $ 1,092     1%      $  1,093     1%     $    948     1%
  Commercial loans:
    Secured by one-to-four family residential properties         10,986    14%        11,012    13%       18,398    16%
    Secured by multifamily residential properties                 2,226     3%         2,538     3%        2,368     2%
    Secured by commercial real properties                        33,711    44%        33,556    41%       32,061    28%
    Other - secured and unsecured                                17,734    23%        23,327    28%       43,385    37%
  Home equity lines of credit                                     5,589     6%         5,857     6%        2,867     1%
  Consumer instalment and unsecured loans to individuals          4,702     9%         4,860     8%       15,691    15%
                                                                -------   ---        -------   ---      --------   ---
                                                                $76,040   100%       $82,243   100%     $115,718   100%

  Deferred net loan origination fees, purchased
    loan discount and gains on termination of
    interest rate hedging contracts                                (250)                (231)               (434)
                                                                -------              -------            --------
Gross loans outstanding                                         $75,790              $82,012            $115,284
                                                                =======              =======            ========
Allocation of the Allowance for Loan Losses:
  Real estate construction and land development                 $    11              $    11            $     17
  Commercial loans:
    Secured by one-to-four family residential properties            205                  205                  77
    Secured by multifamily residential properties                    25                   25                  51
    Secured by commercial real properties                           454                  454                 674
    Other - secured and unsecured                                 2,551                2,521               1,645
  Home equity lines of credit                                        64                   64                  18
  Consumer instalment and unsecured loans to individuals            523                  523                 578
                                                                -------              -------            --------
    Allowance allocable to gross loans outstanding                3,833                3,803               3,060

  Commitments to extend credit under standby and
    commercial letters of credit                                      4                    2                   3
                                                                -------              -------            --------
    Total allowance for loan losses                             $ 3,837              $ 3,805            $  3,063
                                                                =======              =======            ========
Allowance for loan losses allocable to gross loans
  outstanding as a percent of gross loans outstanding              5.06%                4.64%               2.66%
                                                                =======              =======            ========

Table 3
Analysis of Changes In the Allowance for Credit Losses
(dollar amounts in thousands)


                                                                     Three-month periods ended
                                                               ----------------------------------------
                                                               March 31,     December 31,     March 31,
                                                                  1996            1995           1995
                                                               ---------     ------------     ---------

Balance at beginning of period...............................   $ 3,805         $ 3,459         $ 3,063

Loans charged off:
  Real estate construction and land development..............        --              --              --
  Commercial loans:
    Secured by one-to-four family residential properties.....        --              --              70
    Secured by multifamily residential properties............        --              --              --
    Secured by commercial real properties....................        --              --              --
    Other -- secured and unsecured...........................        54              72              92
  Home equity lines of credit................................        --              --              --
  Consumer instalment and unsecured loans
    to individuals...........................................        --              --              49
                                                                -------         -------         -------
        Total loan charge-offs...............................        54              72             211

Recoveries of loans previously charged off;
  Real estate construction and land development..............        --             140              --
  Commercial loans:
    Secured by one-to-four family residential properties.....         1              10               1
    Secured by multifamily residential properties............        --              --              --
    Secured by commercial real properties....................        --              --              --
    Other -- secured and unsecured...........................        75             153             342
  Home equity lines of credit................................        --              --              --
  Consumer instalment and unsecured loans
    to individuals...........................................        10              55              26
                                                                -------         -------         -------
        Total recoveries of loans previously charged off.....        86             358             369
                                                                -------         -------         -------
Net loan charge-offs (recoveries)............................       (32)           (286)           (158)

Provision for credit losses..................................        --              60             146
                                                                -------         -------         -------
Balance at end of period.....................................   $ 3,837         $ 3,805         $ 3,367
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

         The Company analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets. The Company's asset base continued to decrease, and as a result interest earning assets and interest bearing liabilities continued to decrease. Operating expenses decreased during this period. If this trend continues without a corresponding reduction in operating expenses, interest income from the reduced earning asset base may not cover operating expenses of the Bank. Interest earning assets at March 31, 1996 decreased to $115.8 million, compared with $123.1 million at December 31, 1995, and $150.5 million at March 31, 1995. Interest earning assets as a percentage of total assets was 94.3% at March 31, 1996, compared with 93.3% at December 31, 1995, and 93.7% at March 31, 1995. Interest bearing liabilities at March 31, 1996 decreased to $74.3 million, compared with $80.2 million at December 31, 1995, and $97.0 million at March 31, 1995. Interest bearing liabilities as a percentage of total assets was 60.5% at March 31, 1996, compared with 60.7% at December 31, 1995, and 60.4% at March 31, 1995.

         Total loans receivable at March 31, 1996 decreased to $75.8 million, compared with $82.0 million at December 31, 1995, and $101.5 million at March 31, 1995. Loans receivable as a percentage of total assets was 61.8% at March 31, 1996, compared with 62.1% at December 31, 1995, and 63.2% at March 31, 1995.
Total deposits at March 31, 1996 decreased to $114.2 million, compared with $120.2 million at December 31, 1995, and $146.5 million at March 31, 1995, while interest bearing deposits at March 31, 1996 decreased to $73.2 million, compared with $75.7 million at December 31, 1995, and $95.2 million at March 31, 1995. Total deposits as a percentage of total assets was 93.1% at March 31, 1996, compared with 91.1% at December 31, 1995, and 91.2% at March 31, 1995. Interest bearing deposits as a percentage of total deposits was 64.1% at March 31, 1996, compared with 62.9% at December 31, 1995, and 65.0% at March 31, 1995, while interest bearing deposits as a percentage of loans receivable was 96.6% at March 31, 1996, compared with 92.3% at December 31, 1995, and 93.8% at March 31, 1995.

         EFFECTS OF NONPERFORMING LOANS ON NET INTEREST INCOME. Foregone interest income attributable to nonperforming loans amounted to $56,000 for the three month period ended March 31, 1996, compared with $45,000 for the corresponding period in 1995. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

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

         Customer service expense related to these deposits is classified as noninterest expense. If customer service expenses related to real estate title and escrow customers were classified as interest expense, the Company's reported net interest income and noninterest expense would be reduced correspondingly, by $82,000 and $118,000 for the three month periods ended March 31, 1996 and 1995, respectively.

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

         The weighted average yield on loans receivable was 9.31% for the three month period ended March 31, 1996, compared with 9.6% for the corresponding period in 1995. Weighted average yield on total earning assets was 8.01% for the three month period ended March 31, 1996, compared with 8.43% for the corresponding period in 1995. Weighted average rate on all deposits was 4.64% for the three month period ended March 31, 1996, compared with 4.53% for the corresponding period in 1995.

INVESTMENT SECURITIES

         Investment securities decreased to $19.5 million at March 31, 1996, from $20.1 million at December 31, 1995, and $28.5 million at March 31, 1995. The decrease from March 31, 1995 was due to sales of securities available for sale, resulting in realized losses during the first and second quarters of 1995. The decrease from December 31, 1995 was due to principal payments received. Net unrealized losses on securities available for sale at March 31, 1996 decreased to $222,000 from $1.6 million at March 31, 1995.

OTHER OPERATING INCOME

         As set forth in the accompanying condensed consolidated statements of operations and discussed in the 1995 Form 10-K, the Company's principal sources of recurring other operating income continue to be letters of credit, foreign exchange services, investment services, and deposit-related and other customer services. Fee income decreased $202,000 or 54.4% in the first quarter of 1996, from the first quarter of 1995, resulting primarily from decreases in investment services and deposit related and other customer services. The international services department was closed in December, 1995, while retaining the letter of credit and foreign exchange functions. The Bank seeks to provide a wide range of financial services to a limited number of niche markets. These niche markets include the entertainment industry, the technology market, the private banking market, business banking clients, Small Business Administration clients and escrow companies. Management anticipates that fee income from services to these niche markets and the origination and sale of Small Business Administration loans will continue to represent important sources of other operating income.

OTHER OPERATING EXPENSES

         As indicated in the accompanying condensed consolidated statements of operations, the Company reduced total operating expenses by $1.3 million, or 42.1%, during the first quarter of 1996 from the first quarter of 1995. The reductions result, in part, from management's efforts to continue to reduce operating expenses. The reduction is mainly attributable to the reduction in salaries and related expenses, the reduction in occupancy expenses and the $286,000 reduction in other professional services.

         In 1995, the Company negotiated with its landlord a restructuring of its lease for the Bank's premises. The restructuring of the Bank's leases represents an annual savings of $852,000 over the next five years.

         Operations in 1996 and beyond will benefit from the substantial reductions in operating costs achieved so far. The reduction in rent expense as a result of the restructuring of the leases, the reduction in compensation expense as a result of the reduction in staff, and the reduction in other non-interest expense will contribute directly to the improved performance in future years. Expenses in each of these areas is expected to be at levels even lower than those in 1995. An 18.3% reduction in staff in December, 1995 represents an annual savings of $810,000.

         Management continues to explore measures to further reduce the level of other operating costs.

INCOME TAXES

         The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. As a result of existing net operating loss carryforwards for financial statement purposes (discussed in the 1995 Form 10-K), the Company's 1996 first quarter net losses did not give rise to additional income tax benefits.

                                CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS AND REGULATORY AGREEMENTS

CAPITAL GUIDELINES

         See Note 4 of the accompanying notes to condensed consolidated financial statements for a discussion of the capital requirements applicable to the Company and the Bank.

FORMAL AGREEMENT

         The Bank entered into a formal agreement with the OCC on December 14, 1995 (the "Formal Agreement"), pursuant to which the Bank is required to maintain (i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) Tier 1 qualifying capital equal to at least 10.0 percent of the Bank's total risk-weighted assets ("Tier 1 risk-based capital ratio"). As set forth in Note 4, the Bank's capital leverage ratio and Tier 1 risk-based capital ratio at March 31, 1996 were 4.86% and 7.23%, respectively. At March 31, 1996, the Bank was not in compliance with the capital requirements required by the Formal Agreement. The Formal Agreement also requires the Bank to appoint a new chief financial officer (which the Bank has not yet done), to make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, to review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, to prepare a written analysis of any new products or services, to maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, to develop a three year capital plan and strategic plan, and to improve the Bank's loan administration. The Company submitted a capital plan for the Bank on February 8, 1996 to the OCC and a copy to the FRB. As a result of the Bank's failure to comply with the requirements of the Formal Agreement, the Bank may be subject to further regulatory enforcement action by the OCC.

The Company entered into a Memorandum of Understanding ("MOU") on October 26, 1995 with the Federal Reserve Bank of San Francisco ("FRBSF"). The MOU prohibits the Company from paying dividends without prior approval of the FRB, requires the submission of a plan to increase the Bank's capital ratios, requires the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibits the incurrence or renewal of debt without the FRB's approval, restricts cash expenditures in excess of $10,000 in any month and prohibits the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval. The Company may be subject to further regulatory enforcement action by the FRB.

         FUTURE EFFECTS OF AGREEMENT ON DIVIDENDS. There are statutory and regulatory limitations on the amount of cash dividends which may be distributed by a national bank. As a result of those limitations and reported net losses in 1990, 1991, 1992, 1994, 1995 and the first quarter of 1996, the Bank could not have declared dividends to the Company at March 31, 1996 without the prior approval of the OCC. In addition, management expects the Formal Agreement will substantially impair the ability of the Bank to declare and pay dividends to the Company during the foreseeable future, since the Bank currently intends to retain any earnings in order to augment its regulatory capital. As dividends from the Bank are the principal source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. Moreover, the MOU prohibits the Company from paying dividends without the prior written approval of the FRB.

FUTURE EFFECTS OF NONPERFORMING LOANS AND CREDIT LOSSES ON CAPITAL RESOURCES

         The ability of the Company and the Bank to maintain appropriate levels of capital resources is ultimately dependent on their ability to support earning asset growth with continued earnings. The Company experienced net losses in 1990, 1991, 1992, 1994 , 1995 and the first quarter of 1996, primarily as a result of increased provisions for credit losses, losses on the sale of investment securities, losses on OREO and other assets, and reductions in interest earning assets without a corresponding reduction in operating expenses. The Company experienced decreases in the level of nonperforming assets since December 31, 1993 (see "Credit Portfolio Composition and Credit Risk") with the March 31, 1996 level of $7.5 million representing a decrease of $1.1 million from March 31, 1995. Increases in nonperforming assets may negatively affect the Company's ability to generate adequate earnings to the extent that such nonperforming assets result in increased provisions for credit losses and charge-offs or adversely affect the level of income from loans in those future periods (see "Net Interest Income and Interest Rate Risk"). For the immediate future, the Company and the Bank intend to raise its capital leverage ratio and its Tier 1 risk-based capital ratio in excess of those required by the Formal Agreement primarily through the declining loan balances and earning asset levels and from increases in capital from retained earnings or other sources. At the same time, the Company is committed to pursuing all options regarding the future of the Bank, including working with investment banking advisors on efforts to find a strategic alliance and to raise additional capital to ensure the Bank's growth and prosperity.

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

         The Company has only limited expenses at the present time and has no ability to fund the Bank's cash needs. The Company is evaluating available methods to raise additional capital.

LIQUIDITY TRENDS

         During 1995, the Bank has experienced a decline, continuing through the first quarter of 1996, in total deposits. During the three months ended March 31, 1996, total deposits decreased, while savings deposits and money market accounts increased.

         Time certificates of deposit of $100,000 or more were $8.5 million at March 31, 1996 and at December 31, 1995. Time certificates of deposit of $100,000 or more continued to represent a less significant source of funding. This represents the continuation of a trend which began in 1991. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.

         The Bank maintains a wholesale institutional funds acquisition operation ("money desk"). This operation provided 28% of the Bank's average total funding sources during the first quarter of 1996, as compared to 28% during the first quarter of 1995, while noninterest-bearing demand deposits provided 33% of average total funding sources during the first quarter of 1996, compared to 34% during the comparable 1995 period. The Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation as well as by attracting traditional local market area deposits. However, the Bank's policy is to activate the money desk operation as necessary if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through Money Desk activities.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits required by Item 601 of Regulation S-K.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             National Mercantile Bancorp
                                                     (Registrant)

         May 15, 1996                        /s/ Howard P. Ladd
                                             ------------------
                                                 Howard P. Ladd
                                                 Chief Executive Officer

         May 15, 1996                        /s/ Howard P. Ladd
                                             ------------------
                                                 Howard P. Ladd
                                                 Acting Chief Financial Officer