Form 10-Q
period 1996-06-30
NATIONAL MERCANTILE BANCORP
filed 1996-08-19
CIK 714801

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     N/A      to ____________

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

                                 [x] Yes [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, no par value, as of July 31, 1996 was 3,078,146.

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995



                                                           June 30,     December 31
                                                             1996          1995
                                                          (Unaudited)
                                                          -----------   -----------
                                                            (dollars in thousands)
                                     ASSETS

Cash and due from banks-demand.........................    $   4,614     $   9,272
Federal funds sold and securities purchased
   under agreements to resell..........................       15,700        21,000
                                                           ---------     ---------
         Cash and cash equivalents.....................       20,314        30,272

Securities available-for-sale, at fair value;
  aggregate amortized cost of $19,187 at June 30, 1996
  and $20,256 at December 31, 1995.....................       18,925        20,102
FRB stock..............................................          274           315
Loans receivable.......................................       69,278        82,012
  Allowance for loan losses............................       (3,064)       (3,805)
                                                           ---------     ---------

         Net loans receivable..........................       66,214        78,207
Premises and equipment, net............................        1,038         1,126
Other real estate owned................................          581           581
Accrued interest receivable and other assets...........        1,574         1,389
                                                           ---------     ---------

                                                           $ 108,920     $ 131,992
                                                           =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand...........................    $  36,612     $  44,579
  Interest-bearing demand..............................        4,597         7,737
  Money market accounts................................       16,421        18,901
  Savings..............................................        3,246         1,927
  Time certificates of deposit:
    $100,000 and over..................................        7,515         8,551
    Under $100,000.....................................       32,104        38,548
                                                           ---------     ---------
         Total deposits................................      100,495       120,243

Securities sold under agreements to repurchase.........        1,101         4,497
Accrued interest payable and other liabilities.........        2,254         1,241
                                                           ---------     ---------
         Total liabilities.............................      103,850       125,981

Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000
    shares.............................................         --            --
  Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,078,146 at
    June 30, 1996 and December 31, 1995................       24,614        24,614
  Accumulated deficit..................................      (19,282)      (18,449)
  Net unrealized loss on securities available-
    for-sale...........................................         (262)         (154)
                                                           ---------     ---------
         Total shareholders' equity....................        5,070         6,011
                                                           ---------     ---------
                                                           $ 108,920     $ 131,992
                                                           =========     =========

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           Three- and six-month periods ended June 30, 1996 and 1995
                                  (Unaudited)

                                                              Three months ended           Six months ended
                                                                   June 30,                    June 30,
                                                              1996          1995          1996          1995
                                                            --------      --------      --------      --------
                                                              (dollar in thousands, except per share data)
Interest income:
  Loans, including fees................................     $  1,730      $  2,422      $  3,530      $  5,037
  Securities available-for-sale:
    Tax-exempt.........................................          --              4           --             10
    Taxable............................................          278           364           560           976
  Federal funds sold and securities purchased
    under agreements to resell.........................          220           273           483           496
  Interest-bearing deposits with other financial
    institutions.......................................          --              1           --              3
                                                            --------      --------      --------      --------
         Total interest income.........................        2,228         3,064         4,573         6,522

Interest expense:
  Interest-bearing demand..............................           16            38            35            78
  Money market and savings.............................          155           273           329           562
  Time certificates of deposit:
    $100,000 and over..................................           97           257           225           275
    Under $100,000.....................................          504           396         1,067         1,204
                                                            --------      --------      --------      --------
         Total interest expense on deposits............          772           964         1,656         2,119
  Federal funds purchased and securities sold
    under agreements to repurchase.....................            9            24            17            59
                                                            --------      --------      --------      --------
         Total interest expense........................          781           988         1,673         2,178
                                                            --------      --------      --------      --------
         Net interest income...........................        1,447         2,076         2,900         4,344
Provision for loan losses..............................          --            381           --            527
                                                            --------      --------      --------      --------
         Net interest income after provision for
           loan losses.................................        1,447         1,695         2,900         3,817
Other operating income (loss):
  Loss on sale of securities available-for-sale........          --            (65)           (1)       (1,219)
  Loss on termination of interest rate swap............          --         (1,276)          --         (1,276)
  International services...............................           21            67            63           133
  Investment services..................................           26            86            55           158
  Deposit-related and other customer services..........           69           268           167           499
  Other income-shareholders' insurance claims..........          --            730           --            730
  Loss on other real estate owned......................          --           (160)          --           (160)
                                                            --------      --------      --------      --------
         Total other operating income (loss)...........          116          (350)          284        (1,135)

Other operating expenses:
  Salaries and related benefits........................          557           955         1,249         1,948
  Net occupancy........................................          188           449           380           884
  Furniture and equipment..............................           82            91           167           188
  Printing and communications..........................           49            82           111           157
  Insurance and regulatory assessments.................          161           285           327           565
  Customer services....................................          162           231           302           442
  Computer data processing.............................           87           125           182           210
  Legal services and settlements.......................        1,180           215         1,257           324
  Other professional services..........................          287           438           478           915
  Promotion............................................           41            37            64            72
  Other real estate owned expenses.....................           13             9            20            18
  Other expenses.......................................           31           181            58           412
                                                            --------      --------      --------      --------
         Total other operating expenses................        2,839         3,098         4,596         6,135
                                                            --------      --------      --------      --------
         Loss before provision for income
           taxes (benefit).............................       (1,276)       (1,753)       (1,412)       (3,453)
Provision for income taxes (benefit)...................         (579)          --           (579)          --
                                                            --------      --------      --------      --------
         Net loss......................................     $   (697)     $ (1,753)     $   (833)     $ (3,453)
                                                            ========      ========      ========      ========
         Net loss per share............................     $  (0.23)     $  (0.57)     $  (0.27)     $  (1.12)
                                                            ========      ========      ========      ========


          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Six-month period ended June 30, 1996
                                  (Unaudited)


                                                                                       Net
                                                                                Unrealized
                                                                                   loss on
                                                 Common Stock                   Securities
                                   Preferred  ------------------  Accumulated    Available-
                                       Stock     Shares   Amount      Deficit      for-Sale      Total
                                   ---------  ---------  -------  -----------  ------------    -------
                                                           (dollars in thousands)
Balance at January 1, 1996........      --    3,078,146  $24,614     $(18,449)      $  (154)   $ 6,011

  Net unrealized loss on
    securities available for sale.      --          --       --           --           (108)      (108)
  Net loss........................      --          --       --          (833)         --         (833)
                                    --------  ---------  -------     --------       -------    -------
Balance at June 30, 1996..........      --    3,078,146  $24,614     $(19,282)      $  (262)   $ 5,070
                                    ========  =========  =======     ========       =======    =======


          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Six-month periods ended June 30, 1996 and 1995
                                  (Unaudited)

                                                              1996          1995
                                                           -----------   -----------
                                                            (dollars in thousands)
Cash flows from operating activities:
  Net loss.............................................     $   (833)     $ (3,453)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Accretion of sublease loss.........................          --           (192)
    Depreciation and amortization......................           98           188
    Provision for loan losses..........................          --            527
    Net loss on sale of securities available-for-sale..            1         1,219
    Net amortization of premiums (accretion of
      discounts) on securities available-for-sale......           36            26
    Net amortization of premiums (accretion of
      discounts) on loans purchased....................           27          (133)
    Net loss on other real estate owned................          --            160
    Decrease (increase) in accrued interest receivable
      and other assets.................................         (185)          301
    Increase (decrease) in accrued interest payable
      and other liabilities............................        1,013          (253)
                                                            --------      --------
      Net cash provided by (used in) operating
         activities....................................          157        (1,610)

Cash flows from investing activities:
  Proceeds from sales of securities available-
    for-sale...........................................          114        41,768
  Purchase of debt securities available-for-sale.......       (1,000)          --
  Proceeds from repayments and maturities of
    securities available-for-sale......................        1,959         1,312
  Proceeds from sales of loans.........................           --         6,599
  Net decrease in loans................................       11,966        17,618
  Net purchases of premises and equipment..............          (10)          --
  Other, net...........................................           --           (73)
                                                            --------      --------
      Net cash provided by investing activities........       13,029        67,224

Cash flows from financing activities:
  Net decrease in demand deposits, money market
    and savings accounts...............................      (12,268)      (31,812)
  Net decrease in time certificates of deposits........       (7,480)      (34,389)
  Net decrease in securities sold under agreements
    to repurchase and federal funds purchased..........       (3,396)       (8,190)
                                                            --------      --------
      Net cash used in financing activities............      (23,144)      (74,391)
                                                            --------      --------
Net decrease in cash and cash equivalents..............       (9,958)       (8,777)
Cash and cash equivalents, January 1...................       30,272        46,710
                                                            --------      --------
Cash and cash equivalents, June 30.....................     $ 20,314      $ 37,933
                                                            ========      ========

Supplemental cash flow information:

Cash paid for interest                                     $   1,686     $   2,334
Increase (decrease) in unrealized loss on
    securities available-for-sale                          $     108     $  (2,746)


          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

         The unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes normally required for complete financial statement disclosure. While management believes that the disclosures presented are sufficient to make the information not misleading, reference may be made to the consolidated financial statements and notes thereto included at "Item 8. Financial Statements" of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 ("1995 Form 10-K").

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

         The accompanying unaudited consolidated balance sheets and statements of operations, changes in shareholders' equity and cash flows reflect, in the opinion of management, all material adjustments necessary for a fair presentation of the Company's financial position as of June 30, 1996 and results of operations for the three and six-month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results of operations for the full year ending December 31, 1996.

         Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and six-month periods ended June 30, 1996 and 1995 was 3,078,146.

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

NOTE 3 - LOANS AND INTEREST INCOME

         At June 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $6.8 million, for which the related allowance for loan losses was $538,000. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the three months ended June 30, 1996 were $7.4 million and $175,000, respectively, and $8.4 million and $410,000, respectively, for the six months ended June 30, 1996. Of the investment in loans that are considered to be impaired, $4.9 million or 72% was represented by a loan which was collateralized by residential real estate appraised at $10.0 million.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The risk-based capital ratios of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. Total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"). At June 30, 1996 and December 31, 1995, Tier 1 capital of the Company and the Bank consisted of their respective amounts of common shareholders' equity. Tier 1 capital excludes any net unrealized gains or losses resulting from the implementation of SFAS No. 115. Tier 2 capital consisted of Tier 1 capital plus the allowance for credit losses, subject to limitations.

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         On December 14, 1995, the Bank entered into a formal agreement with the OCC (the "Formal Agreement"), pursuant to which the Bank is required to maintain (i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 risk-based capital ratio equal to at least 10.0%. As set forth below, the Bank's capital leverage ratio at June 30, 1996 was 4.67%, and the Tier 1 risk-based capital ratio was 7.04%. As of June 30, 1996, both of these ratios were not in compliance with the Formal Agreement. The Company entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco on October 26, 1995, which includes requiring the submission of a plan to increase the Bank's capital. The Bank's capital plan was submitted to the OCC on February 8, 1996. The Bank may be subject to further regulatory enforcement action by the OCC. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Note 4 - Shareholders' Equity and Regulatory Capital (continued)

Information about the regulatory capital of the Company and the Bank at June 30, 1996 and December 31, 1995 is set forth below.

                                          June 30, 1996
                                           (Unaudited)                             December 31, 1995
                               -------------------------------------     -------------------------------------
                                    Company             Bank                  Company              Bank
                               -----------------  ------------------     ------------------  -----------------
                                Amount    Ratio    Amount    Ratio        Amount    Ratio     Amount    Ratio
                               --------- -------  --------- --------     --------- --------  --------- -------
                                                        (dollar amounts in thousands)
Risk-based capital (1) (3):

    Tier 1 capital               $5,332    7.05%    $5,322     7.04%       $6,166     6.96%    $6,157    6.95%
    Tier 1 capital minimum
      requirement                 3,026    4.00%     7,564    10.00%        3,542     4.00%     8,856   10.00%
                                -------   ------  --------   -------      -------   -------  --------  ------
      Excess (Deficiency)        $2,306    3.05%   ($2,242)   (2.96%)      $2,624     2.96%   ($2,699)  (3.05%)
                                =======   ======  ========   =======      =======   =======  ========  ======

    Total capital                $6,304    8.33%    $6,293     8.32%       $7,306     8.25%    $7,297    8.24%
    Total capital minimum
      requirement                 6,051    8.00%     6,051     8.00%        7,085     8.00%     7,085    8.00%
                                -------   ------  --------   -------      -------   -------  --------  ------
      Excess                       $253    0.33%      $242     0.32%         $221     0.25%      $212    0.24%
                                =======   ======  ========   =======      =======   =======  ========  ======



Total risk-weighted assets      $75,641            $75,641                $88,558             $88,558



Capital Leverage Ratio (1) (2) (3):

    Tier 1 capital               $5,332    4.68%    $5,322     4.67%       $6,166     4.68%    $6,157    4.67%
    Tier 1 capital minimum
      requirement                 4,558    4.00%     7,407     6.50%        5,271     4.00%     8,565    6.50%
                                -------   ------  --------   -------      -------   -------  --------  ------
      Excess (Deficiency)          $774    0.68%   ($2,085)   (1.83%)        $895     0.68%   ($2,408)  (1.83%)
                                =======   ======  ========   =======      =======   =======  ========  ======

Average total assets, as
  adjusted, during three-month
  periods ended June 30, 1996
  and December 31, 1995        $113,947           $113,947               $131,764            $131,764



(1) The Bank's minimum Tier 1 risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at June 30, 1996 and December 31, 1995 to average total assets during the respective three-month periods then ended.

(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet as a result of implementing Statement of Financial Accounting Standards No. 115.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

         The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. No deferred benefit was recorded for these losses since all available income tax benefits were recognized in prior years. In the second quarter of 1996 the Company realized a tax benefit for a federal income tax refund received of approximately $579,000, related to a carryback of a portion of the Company's net operating losses, previously unrecognized. Future losses will not result in additional tax benefits until the Company generates sufficient taxable income to utilize the present net operating loss carryforwards.

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses is maintained at a level considered by management to be adequate to absorb estimated losses in the existing portfolio. The allowance for loan losses is increased by the provision for loan losses and decreased by the amount of loan charge-offs, net of recoveries. While management believes the level of the allowance as of June 30, 1996 is adequate to absorb losses inherent in the loan portfolio, additional deterioration in the economy of the Bank's lending area could result in levels of loan losses that could not be reasonably predicted at that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This section presents management's discussion and analysis of the consolidated financial condition and operating results of National Mercantile Bancorp (the "Company") and its subsidiary, Mercantile National Bank (the "Bank"), for the three and six month periods ended June 30, 1996 and 1995. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes to the unaudited consolidated financial statements (see "Item 1. Financial Statements").

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

                              FINANCIAL CONDITION

         The Company's consolidated assets continued to decrease during the first and second quarters of 1996. At June 30, 1996, the Company's consolidated assets decreased by $23.1 million or 17.5% to $108.9 million from $132 million at December 31, 1995. This decrease was due primarily to a $10.0 million decrease in cash and cash equivalents, $1.2 million decrease in securities available for sale, and a $12.0 million decrease in net loans. The decrease in consolidated assets from March 31, 1996 was $13.8 million, or 11.2%, consisting mainly of a $7.7 million decrease in cash and cash equivalents, and a $5.7 million decrease in net loans. Customer deposits decreased by $19.7 million, or 16.4% to $100.5 million at June 30, 1996, from $120.2 million at December 31, 1995, and $13.7 million, or 12.0% from $114.2 million at March 31, 1996. Securities sold under agreements to repurchase decreased by $3.4 million to $1.1 million at June 30, 1996 and March 31, 1996, from $4.5 million at December 31, 1995.

         The decrease in the liabilities, accompanied by a decrease in assets is consistent with the Company's planned restructuring to improve the Company's capital ratios.

                               OPERATING RESULTS

OVERVIEW

         As set forth in the accompanying consolidated statements of operations, the Company recorded a net loss for the three and six month periods ended June 30, 1996 of $697,000 or $(.23) per share, and $833,000 or $(.27) per share, respectively, as compared to a net loss for the three and six month periods ended June 30, 1995 of $1.8 million or $(.57) per share, and $3.5 million or $(1.12) per share, respectively.

         During the three months ended June 30, 1996, the Company recognized a liability in connection with pending litigation, and realized a tax benefit for federal income tax refunds received related to a previously unrecognized net operating loss carryback. The litigation liability is a result of an agreement in principle related to counterclaims filed against the Bank by Lloyd's Underwriters and Company Underwriters (discussed in the 1995 Form 10-K) (See "Legal Proceedings"). The total amount of the settlement of $1.0 million, reflected in consolidated statements of operations, is conditional on the recapitalization of the Bank. Since it is management's intention to raise additional capital in response to, among other things, regulatory agreements (See "Capital Resources"), the full amount of the agreed upon settlement was reflected in the accompanying unaudited consolidated financial statements. The Company and its counsel are currently negotiating formal settlement documentation and final resolution of this litigation is dependent upon complete execution of formal settlement documents. The federal income tax refund of $579,000 represents the realization of previously unrecognized income tax benefits for the carryback of net operating losses (See "Note 5 Income Taxes" to Unaudited Consolidated Financial Statements and "Income Taxes"). The Company incurred expenses for professional services of $145,000 directly related to efforts to generate this tax refund.

         Declining loan balances and sales of securities during 1995 resulted in decreased total interest income in 1996. Total interest income for the three and six month periods ended June 30, 1996 was $2.2 million and $4.6 million, respectively, compared with total interest income for the corresponding periods of 1995 of $3.1 million and $6.5 million, respectively. Total interest expense for the three and six month periods ended June 30, 1996 was $781,000 and $1.7 million, respectively, compared with total interest expense for the corresponding periods of 1995 of $988,000 and $2.2 million, respectively. While the decrease in interest earning loans and securities caused a $1.9 million decrease in interest income for the six months in 1996 compared with 1995, decreases in deposits and securities sold caused a reduction of $505,000 in interest expense, as a portion of the decrease in deposits was attributable to non-interest bearing demand deposits. Net interest income for the three and six month periods ended June 30, 1996 was $1.4 million and $2.9 million, respectively, compared with net interest income for the corresponding periods of 1995 of $2.1 million and $4.3 million, respectively.

         The reduction, compared with the corresponding periods of 1995, in loans, securities and customer deposits, which caused a decrease in net interest income for the three and six month periods ended June 30, 1996, is consistent with the Company's planned restructuring and contributed to more positive operating results. There was no provision for loan losses required for the six month period in 1996, as compared with a provision of $527,000 for the corresponding period in 1995. The loss on sale of securities for the six month period in 1996 was $1,000 compared with $2.5 million during the corresponding period in 1995. Other operating income, primarily service fees decreased to $116,000 and $284,000 respectively, for the three and six month periods ended June 30, 1996 when compared with $421,000 and $790,000, respectively, for the corresponding periods in 1995. Other operating expenses, excluding the $1.0 million litigation expense discussed above, decreased to $1.8 million and $3.6 million, respectively, for the three and six months in 1996, when compared with $3.1 million and $6.1 million, respectively, for the corresponding periods in 1995, amounting to a 41.4% decrease in expenses for the six month period. This $2.5 million decrease for the six-month period ended June 30, 1996 was due primarily to management's efforts to continually reduce operating expenses, most visibly in compensation expense which decreased $699,000 or 35.9% and occupancy expense which decreased $504,000 or 57% and other professional services expense which decreased $437,000 or 47.8% during the first six months of 1996, compared with the same period in the prior year.

         Although no additional provision was made for loan losses for the six month period ended June 30, 1996, due to reduced loan balances and lower levels of nonperforming assets, the Bank's allowance for loan losses as a percentage of nonperforming assets increased to 46.8% at June 30, 1996, from 40.9% at June 30, 1995, and decreased from 58.2% at December 31, 1996.

         Total assets of the Company at June 30, 1996 have continued to decrease. As part of the Company's capital plan for the Bank and the Company's restructuring of its organization, the Company had reduced the Bank's asset size through sales of securities available-for-sale which were funded by high cost deposits, reduced classified assets through the sale of loans and reduced operating expenses through consolidating functions and reduction of personnel. The restructuring of the Bank began during the third quarter of 1994 and the Bank continues to improve the quality of its assets, minimize its interest rate risk, generate fee income and reduce overhead expenses in efforts to return to profitability. The Bank's restructuring process is near completion and the Bank is working towards its goal of returning to profitability.

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DEPRESSED REAL ESTATE VALUES

         The southern California real estate market is currently showing signs of improving from experiencing a very serious recession since 1990. Since the peak in 1990, the average home price has fallen 19.5% in the seven-county southern California area with a drop of 24.3% in Los Angeles County. Although home prices continued to fall during the first quarter of 1996 at an average annual decline of 2% (compared to a 3% decline in 1995), home sales, residential building permits and employment increased. The drop which home prices experienced in 1996 has been the smallest in over five years. However, mortgage defaults and foreclosures have begun to increase again.

         While economic conditions nationally and elsewhere in California are improving, southern California's economy remains weak. Commercial and residential real estate market values in southern California while showing some signs of improvement continue to remain depressed, adversely impacting the financial condition and liquidity of many of the Company's borrowers. Nonperforming assets at June 30, 1996 totaled $6.6 million including $581,000 of other real estate owned, compared with $7.5 million in non-performing assets
at March 31, 1996 and $6.5 million at December 31, 1995.    Other real estate
owned was $581,000 at March 31, 1996 and December 31, 1995.

NONPERFORMING ASSETS

         The level of nonperforming assets, as presented in Table 1, decreased $1.0 million during the second quarter 1996 from the level at March 31, 1996. The decrease was primarily the result of a decrease in non accrual loans. The amount of nonperforming loans for which the Company does not hold substantial collateral amounted to $423,000 at June 30, 1996, or 7.1% of all nonperforming loans at that date, compared to $1.4 million, or 20.2% at March 31, 1996.

         NONACCRUAL LOANS. Nonaccrual loans decreased $1.1 million during the second quarter of 1996 to $805,000 as compared to $1.9 million at March 31, 1996, primarily as a result of the charge-off of two loans. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

         TROUBLED DEBT RESTRUCTURINGS. Included within nonperforming loans presented in Table 1 are troubled debt restructurings ("TDR"). TDRs represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. At June 30, 1996, TDRs totaled $5.1 million compared to $5.1 million at March 31, 1996, and $5.2 million at December 31, 1995. Included in these amounts is one loan with a balance of $4.9 million which is secured by a First Trust Deed on property with a current appraisal value of $10.0 million.

         LOANS CONTRACTUALLY PAST DUE NINETY OR MORE DAYS. Loans contractually past due ninety or more days increased to $111,000 at June 30, 1996 from $23,000 at March 31, 1996.

         LOAN DELINQUENCIES. Loan delinquencies greater than 30 days past due decreased to $1.4 million or 2.0% of loans receivable at June 30, 1996 from $2.9 million or 3.8% of loans receivable at March 31, 1996.

         LOAN CHARGE-OFFS. As reflected in Table 3, the Company charged-off loans amounting to $1.1 million, primarily as a result of the charge-off of two non-accrual loans discussed above, during the three month period ended June 30, 1996, as compared to $54,000 during the previous quarter . Recoveries of loans previously charged-off totaled $297,000 for the three month period ended June 30, 1996 as compared to $86,000 during the first quarter of 1996.

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

Table 1
Nonperforming Assets
(dollar amounts in thousands)
December 31,

                                                                                     December 31,
                                                          June 30,    March 31,   --------------------
                                                            1996        1996        1995        1994
                                                          --------    --------    --------    --------
Nonaccrual loans                                          $   805     $ 1,868     $   573     $ 3,426
Troubled debt restructurings                                5,054       5,059       5,167       5,582
Loans contractually past due ninety or more days with
  respect to either principal or interest and
  continuing to accrue interest                               111          23         221       1,507
                                                          --------    --------    --------    --------
      Nonperforming loans                                   5,970       6,950       5,961      10,515

Other real estate owned                                       581         581         581       1,529
                                                          --------    --------    --------    --------
Total nonperforming assets                                $ 6,551     $ 7,531     $ 6,542     $12,044
                                                          ========    ========    ========    ========

Allowance for loan losses as a percent of
  nonaccrual loans                                          380.6%      205.4%      664.0%       89.4%
                                                          ========    ========    ========    ========
Allowance for loan losses as a percent of
  nonperforming loans                                        51.3%       55.2%       63.8%       29.1%
                                                          ========    ========    ========    ========
Total nonperforming assets as a percent of
  total loans outstanding                                     9.5%        9.9%        8.0%       10.4%
                                                          ========    ========    ========    ========
Total nonperforming assets as a percent of
  total shareholders' equity                                129.2%      129.7%      108.8%      116.8%
                                                          ========    ========    ========    ========

Table 2
Loan Portfolio Composition and Allocation of the
Allowance for Credit Losses

(dollar amounts in thousands)
                                                                                                          December 31,
                                                              June 30,          March 31,        -------------------------------
                                                               1996              1996               1995             1994
                                                            --------------    ---------------    -------------    --------------
Loan Portfolio Composition:
 Real estate construction and land development             $    724     9%   $  1,092      1%   $  1,093    1%   $    948     1%
 Commercial loans:
   Secured by one-to-four family residential properties       9,925    13%     10,986     15%     11,012   14%     18,398    16%
   Secured by multifamily residential properties              2,569     3%      2,226      3%      2,538    3%      2,368     2%
   Secured by commercial real properties                     31,487    19%     33,711     44%     33,556   41%     32,061    28%
   Other - secured and unsecured                             15,982    47%     17,734     23%     23,327   28%     43,385    37%
 Home equity lines of credit                                  4,561     1%      5,589      7%      5,857    7%      2,867     1%
 Consumer installment and unsecured loans to individuals      4,325     8%      4,702      7%      4,860    6%     15,691    15%
                                                           --------  -----   --------  ------   --------  ----   --------  -----
                                                           $ 69,573   100%   $ 76,040    100%   $ 82,243  100%   $115,718   100%

 Deferred net loan origination fees, purchased
   loan discount and gains on termination of
   interest rate hedging contracts                             (295)             (250)              (231)            (434)
                                                           --------          --------           --------         --------
Gross loans outstanding                                    $ 69,278          $ 75,790           $ 82,012         $115,284
                                                            =======          ========           ========         ========

Allocation of the Allowance for Loan Losses:
 Real estate construction and land development             $    147          $     20                 11         $     17
 Commercial loans:
   Secured by one-to-four family residential properties         399               347                205               77
   Secured by multifamily residential properties                 49                53                 25               51
   Secured by commercial real properties                        496               870                454              674
   Other - secured and unsecured                              1,670             1,899              2,521            1,645
 Home equity lines of credit                                     24               131                 64               18
 Consumer installment and unsecured loans to individuals        278               513                523              578
                                                           --------          --------           --------         --------
   Allowance allocable to gross loans outstanding             3,063             3,833              3,803            3,060

 Commitments to extend credit under standby and
   commercial letters of credit                                   1                 4                  2                3
                                                           --------          --------           --------         --------
  Total allowance for credit losses                        $  3,064          $  3,837           $  3,805         $  3,063
                                                            =======          ========           ========         ========
Allowance for loan losses allocable to gross loans
 outstanding as a percent of gross loans outstanding           4.42%             5.06%              4.64%            2.66%
                                                            =======          ========           ========         ========

Table 3
Analysis of Changes in the Allowance for Loan Losses
(dollar amounts in thousands)

                                                                   Three-month periods ended
                                                              --------------------------------------
                                                              June 30,     March 31,    December 31,
                                                                1996          1996          1995
                                                              --------     ---------    ------------
Balance at beginning of period                                $ 3,837       $ 3,805       $ 3,459

Loans charged off:
  Real estate construction and land development                    --            --            --
  Commercial loans:
    Secured by one-to-four family residential properties           --            --            --
    Secured by multifamily residential properties                  --            --            --
    Secured by commercial real properties                          --            --            --
    Other - secured and unsecured                               1,065            54            72
  Home equity lines of credit                                      --            --            --
  Consumer installment and unsecured loans
    to individuals                                                  5            --            --
                                                              -------       -------       -------
    Total loan charge-offs                                      1,070            54            72

Recoveries of loans previously charged off:
  Real estate construction and land development                    --            --           140
  Commercial loans:
    Secured by one-to-four family residential properties            1             1            10
    Secured by multifamily residential properties                  --            --            --
    Secured by commercial real properties                          --            --            --
    Other - secured and unsecured                                 273            75           153
  Home equity lines of credit                                      --            --            --
  Consumer installment and unsecured loans
    to individuals                                                 23            10            55
                                                              -------       -------       -------
    Total recoveries of loans previously charged off              297            86           358
                                                              -------       -------       -------
Net loan charge-offs (recoveries)                                 773           (32)         (286)

Provision for loan losses                                          --            --            60
                                                              -------       -------       -------
Balance at end of period                                      $ 3,064       $ 3,837       $ 3,805
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

         The Company analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets. During the six months ended June 30, 1996 the Company's asset base continued to decrease, and as a result, interest earning assets and interest bearing liabilities continued to decrease. Interest earning assets at June 30, 1996 decreased to $103.9 million, compared with $115.8 million at March 31, 1996, and $123.1 million at December 31, 1995. Interest earning assets as a percentage of total assets was 95.4% at June 30, 1996, compared with 94.3% at March 31, 1996, and 93.3% at December 31, 1995. Interest bearing liabilities at June 30, 1996 decreased to $65.0 million, compared with $74.3 million at March 31, 1996, and
$80.2 million at December 31, 1995.   Interest bearing liabilities as a
percentage of total assets was 59.7% at June 30, 1996, compared with 60.5% at March 31, 1996, and 60.7% at December 31, 1995.

         Total loans receivable at June 30, 1996 decreased to $69.3 million, compared with $75.8 million at March 31, 1996, and $82.0 million at December 31, 1995. Loans receivable as a percentage of total assets was 63.6% at June 30, 1996, compared with 61.8% at March 31, 1996, and 62.1% at December 31, 1995. Total deposits at June 30, 1996 decreased to $100.5 million, compared with $114.2 million at March 31, 1996, and $120.2 million at December 31, 1995, while interest bearing deposits at June 30, 1996 decreased to $63.9 million, compared with $73.2 million at March 31, 1996, and $75.7 million at December 31, 1995. Total deposits as a percentage of total assets was 92.3% at June 30, 1996, compared with 93.1% at March 31, 1996, and 91.1% at December 31, 1995. Interest bearing deposits as a percentage of total deposits was 63.6% at June 30, 1996, compared with 64.1% at March 31, 1996, and 62.9% at December 31, 1995, while interest bearing deposits as a percentage of loans receivable was 92.2% at June 30, 1996, compared with 96.6% at March 31, 1996, and 92.3% at
December 31, 1995.

         EFFECTS OF NONPERFORMING LOANS ON NET INTEREST INCOME. Foregone interest income attributable to nonperforming loans amounted to $36,000 for the three month period ended June 30, 1996, compared with $45,000 for the corresponding period in 1995. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

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

         Customer service expense related to these deposits is classified as noninterest expense. If customer service expenses related to real estate title and escrow customers were classified as interest expense, the Company's reported net interest income and noninterest expense would be reduced correspondingly, by $95,000 and $130,000 for the three month periods ended June 30, 1996 and 1995, respectively, and by $177,000 and $248,000 for the six month periods ended June 30, 1996 and 1995, respectively.

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

         The weighted average yield on loans receivable was 9.67% and 9.48% for the three and six month periods ended June 30, 1996, compared with 9.90% and 9.32% for the corresponding periods in 1995. Weighted average yield on total earning assets was 8.23% and 8.11% for the three and six month periods ended June 30, 1996, compared with 8.65% and 8.18% for the corresponding periods in 1995. Weighted average rate on all deposits was 4.58% and 4.61% for the three and six month periods ended June 30, 1996, compared with 4.62% and 4.89% for the corresponding periods in 1995.

INVESTMENT SECURITIES

         Investment securities decreased to $18.9 million at June 30, 1996, from $19.5 million at March 31, 1996, and $20.1 million at December 31, 1995. The decrease from December 31, 1995 was primarily due to principal payments received and to a lesser extent the sale of a security valued at $114,000 generating a loss of $1,000. Investment securities sold in 1995 valued at $42.8 million resulted in realized losses during the first and second quarters of $1.2 million. Net unrealized losses on securities available for sale at June 30, 1996 increased to $262,000 from $222,000 at March 31, 1996, and
$154,000 at December 31, 1995. Management believes that the decline in value is temporary in nature.

OTHER OPERATING INCOME

         As set forth in the accompanying unaudited consolidated statements of operations and discussed in the 1995 Form 10-K, the Company's principal sources of recurring other operating income continue to be letters of credit, foreign exchange services, investment services, and deposit-related and other customer services. Fee income decreased $305,000 or 72.4% in the second quarter of 1996, from the second quarter of 1995, and $505,000 or 63.9% in the first half of 1996, from the first half of 1995 resulting primarily from reductions in investment, deposit and other related customer services. The international services department was closed in December, 1995, while retaining the letter of credit and foreign exchange functions. The Bank seeks to provide a wide range of financial services to a limited number of niche markets, primarily with concerns related to the entertainment, technology and escrow industries, along with business and private banking and Small Business Administration (SBA) lending. Management anticipates that fee income from services to these niche markets and the origination and sale of SBA loans will continue to represent important sources of other operating income.

OTHER OPERATING EXPENSES

         As indicated in the accompanying unaudited consolidated statements of operations, the Company reduced total operating expenses by $259,000, or 8.4%, during the second quarter of 1996 from the second quarter of 1995 and $1.5 million or 25.1% in the first half of 1996 from the first half of 1995. However, included as part of total other operating expense in 1996 is a litigation settlement of $1.0 million resulting from an agreement in principal related to counterclaims filed by Lloyd's Underwriters and Company Underwriters (See "Legal Proceedings"). Other operating expenses excluding the $1.0 million legal settlement, decreased to $1.8 million and $3.6 million, respectively, for the three and six months in 1996, representing a 40.6% and 41.4% decrease respectively when compared to the same period in 1995. Management's continued efforts to focus on reducing operating expenses has, in part, created the decreases in 1996. The reduction for the three and six month periods, is mainly attributable to the reduction in salaries and related expenses of $398,000 and $699,000, respectively, the reduction in occupancy expenses of $261,00 and $504,000, respectively, and the reduction in other professional services of $151,000 and $437,000, respectively. Included as part of the expense for other professional services is $145,000 directly related to efforts associated with the federal income tax refund. (See "Note 5 Income Taxes" to unaudited consolidated financial statements and "Income Taxes").

         In 1995, the Company negotiated with its landlord a restructuring of its lease for the Bank's premises. The restructuring of the Bank's leases represents an annual savings of $852,000 over the next five years. In addition, staff reductions of 26% during 1995 represents an approximate annual savings of $800,000.

         Operations for the remainder of 1996 and beyond will benefit from the substantial reductions in operating costs achieved so far. The decrease in rent expense as a result of the restructuring of the leases, the decrease in compensation expense as a result of the reduction in staff, and the decrease in other non-interest expense such as other professional services will contribute directly to the improved performance in future years.
         Management continues to explore measures to further reduce the level of other operating costs.

INCOME TAXES

         The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. As a result of existing net operating loss carryforwards for financial statement purposes (discussed in the 1995 Form 10-K), the Company's 1996 first and second quarter net losses did not give rise to additional income tax benefits. During the second quarter the Company realized a tax benefit for a federal income tax refund received of approximately $579,000, related to a carryback of a portion of the Company's net operating losses previously unrecognized.



                               CAPITAL  RESOURCES

REGULATORY  CAPITAL  REQUIREMENTS AND REGULATORY  AGREEMENTS

CAPITAL GUIDELINES

         See Note 4 of the accompanying notes to unaudited consolidated financial statements for a discussion of the capital requirements applicable to the Company and the Bank.

FORMAL AGREEMENT

         The Bank entered into a formal agreement with the OCC on December 14, 1995 (the "Formal Agreement"), pursuant to which the Bank is required to maintain (i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) Tier 1 qualifying capital equal to at least 10.0 percent of the Bank's total risk-weighted assets ("Tier 1 risk-based capital ratio"). As set forth in Note 4, the Bank's capital leverage ratio and Tier 1 risk-based capital ratio at June 30, 1996 were 4.67% and 7.04%, respectively. At June 30, 1996, the Bank was not in compliance with the capital requirements required by the Formal Agreement. The Formal Agreement also requires the Bank to appoint a new chief financial officer (which the Bank has complied with in August, 1996), to make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, to review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, to prepare a written analysis of any new products or services, to maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, to develop a three year capital plan and strategic plan, and to improve the Bank's loan administration. The Company submitted a capital plan for the Bank on February 8, 1996 to the OCC and a copy to the FRB. The Company is updating its strategic plan, which was filed with the "OCC" in March 1996. As a result of the Bank's failure to comply with all of the requirements of the Formal Agreement, the Bank may be subject to further regulatory enforcement action by the OCC.

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

         FUTURE EFFECTS OF AGREEMENT ON DIVIDENDS. There are statutory and regulatory limitations on the amount of cash dividends which may be distributed by a national bank. As a result of those limitations and reported net losses in 1990, 1991, 1992, 1994, 1995 and the first half of 1996, the Bank could not have declared dividends to the Company at June 30, 1996 without the prior approval of the OCC. In addition, management expects the Formal Agreement will substantially impair the ability of the Bank to declare and pay dividends to the Company during the foreseeable future, since the Bank currently intends to retain any earnings in order to augment its regulatory capital. As dividends from the Bank are the principal source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. Moreover, the MOU prohibits the Company from paying dividends without the prior written approval of the FRB.

FUTURE EFFECTS OF NONPERFORMING LOANS AND CREDIT LOSSES ON CAPITAL  RESOURCES

         The ability of the Company and the Bank to maintain appropriate levels of capital resources is ultimately dependent on their ability to support earning asset growth with continued earnings. The Company experienced net losses in 1990, 1991, 1992, 1994 , 1995 and the first half of 1996, primarily as a result of increased provisions for credit losses, losses on the sale of investment securities, losses on OREO and other assets, and reductions in interest earning assets without a corresponding reduction in operating expenses. The Company experienced decreases in the level of nonperforming assets since December 31, 1993 (see "Credit Portfolio Composition and Credit Risk") with the June 30, 1996 level of $6.5 million representing a decrease of $1.0 million from March 31, 1996. Increases in nonperforming assets may negatively affect the Company's ability to generate adequate earnings to the extent that such nonperforming assets result in increased provisions for credit losses and charge-offs or adversely affect the level of income from loans in those future periods (see "Net Interest Income and Interest Rate Risk"). For the immediate future, the Company and the Bank intend to maintain their capital leverage ratio and its Tier 1 risk-based capital ratio primarily through the declining loan balances and earning asset levels. At the same time, the Company is committed to pursuing all options regarding the future of the Bank, including working with investment banking advisors on efforts to raise additional capital to ensure the Bank's growth and prosperity.


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

         The Company has only limited expenses at the present time and has no ability to fund the Bank's cash needs. In order to meet the Bank's cash needs the Bank must demonstrate the ability to produce a consistant level of adequate earnings. The Bank's ability to establish adequate earnings is dependent primarily on augmenting capital sufficient to support growth of its asset base. The Company is evaluating available methods to raise additional capital.

LIQUIDITY TRENDS

         During 1995, the Bank has experienced a decline, continuing through the first half of 1996, in total deposits. During the six months ended June 30, 1996, total deposits decreased with reductions in virtually all deposit categories except savings deposits which increased.


         Time certificates of deposit of $100,000 or more were $7.5 million at June 30, 1996 compared with $8.5 million at March 31, 1996 and at December 31, 1995. Time certificates of deposit of $100,000 or more continued to play a less significant role as a source of funding, representing the continuation of a trend which began in 1991. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.



         The Bank maintains a wholesale institutional funds acquisition operation ("money desk"). This operation provided 26% of the Bank's average total funding sources during the second quarter of 1996, as compared to 23% during the second quarter of 1995, while noninterest- bearing demand deposits provided 35% of average total funding sources during the second quarter of 1996, compared to 38% during the comparable 1995 period. The Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation as well as by attracting traditional local market area deposits. However, the Bank's policy is to activate the money desk operation as necessary if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through Money Desk activities.

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

         An agreement in principle was reached on June 7, 1996 with Lloyds for the settlement of the Bank's claim against Lloyds and Lloyds' counterclaims against the Bank. The parties and their counsel are negotiating formal settlement documentation and final resolution of this litigation is dependent upon complete execution of formal settlement documents. The Bank has determined to enter into the contemplated settlement not as a result of the Bank's conclusions as to the merits of Lloyds' counterclaims against the Bank, but solely as a matter of resolving those counterclaims in connection with the Bank's effort to recapitalize.

         The settlement is conditional on the recapitalization of the Bank and, in light of that condition, "tolling" agreements have been entered into with various third parties to preserve the Bank's ability to institute, if necessary, further proceedings against those third parties for potential losses that may arise from the continuation of the Lloyds' counterclaims, should the settlement not be concluded.
         The settlement contemplates that the Bank will pay $500,000 to Lloyds upon completion of the Bank's recapitalization and a further $500,000 on the second anniversary of that payment. Settlement negotiations also contemplate that BCMB will release the Bank from any claim that BCMB might have against the Bank should BCMB suffer loss in connection with Lloyds' counterclaims against BCMB in the continuing litigation. Discussions with BCMB in this regard have not yet been concluded. No assurances can be made that BCMB will agree to such release or in fact that the overall settlement will be effectuated.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits required by Item 601 of Regulation S-K.

         4       Warrant Agreement dated April 30, 1996 between the Company and
                 U. S. Stock Transfer Corporation

         10.1 Employment Agreement and Addendum dated June 21, 1996 between Mercantile National Bank and Scott A. Montgomery

         10.2 Letter Agreement dated June 5, 1996 between Mercantile National Bank and John Kendall Whiting

         10.3 Letter Agreement dated June 5, 1996 between Mercantile National Bank and Carol A. Ward.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       National Mercantile Bancorp
                                       ---------------------------
                                             (Registrant)




         August 15, 1996               /s/ Howard P. Ladd
                                       ----------------------
                                       Howard P. Ladd
                                       Chief Executive Officer




         August 15, 1996               /s/ Howard P. Ladd
                                       ----------------------
                                       Howard P. Ladd
                                       Acting Chief Financial Officer