Form 10-Q
period 1996-09-30
NATIONAL MERCANTILE BANCORP
filed 1996-11-14
CIK 714801

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(MARK ONE)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from     N/A      to
                                         -----------     ------------
                      Commission File Number:   0-15982
                                              -----------

                          NATIONAL MERCANTILE BANCORP
             -----------------------------------------------------
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

                                 Not Applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's Common Stock, no par value, as of October 31, 1996 was 3,078,146.

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995

                                                           September 30, December 31,
                                                              1996          1995
                                                           (Unaudited)
                                                         -------------   -----------
                                                             (dollars in thousands)
                                     ASSETS

Cash and due from banks-demand.........................  $      6,669  $      9,272
Federal funds sold and securities purchased
   under agreements to resell..........................        13,200        21,000
                                                         ------------- -------------
         Cash and cash equivalents.....................        19,869        30,272

Securities available-for-sale, at fair value;
  aggregate amortized cost of $15,755 at September 30,
  1996 and $20,256 at December 31, 1995................        15,558        20,102
Federal Reserve Bank stock.............................           274           315
Loans receivable.......................................        64,871        82,012
  Allowance for credit losses..........................        (3,052)       (3,805)
                                                         ------------- -------------
         Net loans receivable..........................        61,819        78,207

Premises and equipment, net............................           988         1,126
Other real estate owned................................           556           581
Accrued interest receivable and other assets...........         1,237         1,389
                                                         ------------- -------------
                                                         $    100,301  $    131,992
                                                         ============= =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand...........................  $     34,876  $     44,579
  Interest-bearing demand..............................         4,595         7,737
  Money market accounts................................        17,331        18,901
  Savings..............................................         2,988         1,927
  Time certificates of deposit:
    $100,000 and over..................................         5,996         8,551
    Under $100,000.....................................        27,454        38,548
                                                         ------------- -------------
         Total deposits................................        93,240       120,243

Securities sold under agreements to repurchase.........           434         4,497
Accrued interest payable and other liabilities.........         1,674         1,241
                                                         ------------- -------------
         Total liabilities.............................        95,348       125,981

Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000
    shares.............................................           --           --
  Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,078,146 at
    September 30, 1996 and December 31, 1995...........        24,614        24,614
  Accumulated deficit..................................       (19,464)      (18,449)
  Net unrealized loss on securities available-
    for-sale...........................................          (197)         (154)
                                                         ------------- -------------
         Total shareholders' equity....................         4,953         6,011
                                                         ------------- -------------
                                                         $    100,301  $    131,992
                                                         ============= =============

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        Three- and nine-month periods ended September 30, 1996 and 1995
                                  (Unaudited)

                                                               Three months ended         Nine months ended
                                                                 September 30,               September 30,
                                                              1996          1995          1996          1995
                                                           -----------   -----------   -----------   -----------
                                                               (dollars in thousands, except per share data)
Interest income:
  Loans, including fees................................   $     1,649   $     2,367   $     5,179   $     7,275
  Securities available-for-sale:
    Tax-exempt.........................................           --              2            --            12
    Taxable............................................           235           325           795         1,105
  Federal funds sold and securities purchased
    under agreements to resell.........................           237           175           720           671
  Interest-bearing deposits with other financial
    institutions.......................................           --              2            --             5
                                                           -----------   -----------   -----------   -----------
         Total interest income.........................         2,121         2,871         6,694         9,068

Interest expense:
  Interest-bearing demand..............................            24            33            59           111
  Money market and savings.............................           147           231           476           793
  Time certificates of deposit:
    $100,000 and over..................................            95           135           320           410
    Under $100,000.....................................           446           426         1,513         1,630
                                                           -----------   -----------   -----------   -----------
         Total interest expense on deposits............           712           825         2,368         2,944
  Federal funds purchased and securities sold
    under agreements to repurchase.....................             6            32            23            91
                                                           -----------   -----------   -----------   -----------
         Total interest expense........................           718           857         2,391         3,035
                                                           -----------   -----------   -----------   -----------
         Net interest income...........................         1,403         2,014         4,303         6,033
Provision for credit losses............................           --          1,720            --         2,247
                                                           -----------   -----------   -----------   -----------
         Net interest income after provision for
           credit losses...............................         1,403           294         4,303         3,786
Other operating income (loss):
  (Loss) gain on sale of securities available-for-sale.           --             (6)           (1)       (1,225)
  Loss on termination of interest rate swap............           --             --            --        (1,294)
  International services...............................            34            42            97           175
  Investment services..................................            13            52            68           210
  Deposit-related and other customer services..........            77           110           244           609
  Other income-shareholders' insurance claims..........           --             --            --           730
  Loss on other real estate owned......................           --             --            --          (160)
                                                           -----------   -----------   -----------   -----------
         Total other operating income (loss)...........           124           198           408          (955)

Other operating expenses:
  Salaries and related benefits........................           749           964         1,998         2,878
  Severance costs......................................           --             88            --           122
  Net occupancy........................................           207           432           587         1,316
  Furniture and equipment..............................            70            97           237           285
  Printing and communications..........................            40            54           151           211
  Insurance and regulatory assessments.................           165           200           492           765
  Customer services....................................           144           210           446           652
  Computer data processing.............................            90           114           272           324
  Legal services.......................................           122           239         1,379           563
  Other professional services..........................            74           396           552         1,311
  Promotion............................................            26            34            90           106
  Other real estate owned expenses.....................             6             4            26            22
  Other expenses.......................................            16           181            75           250
                                                           -----------   -----------   -----------   -----------
         Total other operating expenses................         1,709         3,013         6,305         8,805
                                                           -----------   -----------   -----------   -----------
         Loss before income taxes......................          (182)       (2,521)       (1,594)       (5,974)
Provision for income taxes (benefit)...................           --            --           (579)          --
                                                           -----------   -----------   -----------   -----------
         Net loss......................................   $      (182)  $    (2,521)  $    (1,015)  $    (5,974)
                                                           ===========   ===========   ===========   ===========
         Net loss per share............................   $     (0.06)  $     (0.82)  $     (0.33)  $     (1.94)
                                                           ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   Nine-month period ended September 30, 1996
                                  (Unaudited)

                                                                                                           Net
                                                                                                    Unrealized
                                                                                                       Loss on
                                                           Common Stock                             Securities
                                             Preferred  ------------------------  Accumulated        Available
                                                Shares       Shares      Amount       Deficit         for Sale         Total
                                          ------------- ------------ ----------- -------------  ---------------  ------------
                                                                       (dollars in thousands)
Balance at January 1, 1996........              --        3,078,146 $    24,614 $     (18,449) $          (154) $      6,011

  Increase in net unrealized
    loss on securities available
    for sale......................              --            --         --             --                 (43)          (43)
  Net loss..........................            --            --         --            (1,015)            --          (1,015)
                                          ------------- ------------ ----------- -------------  ---------------  ------------
Balance at September 30, 1995......             --        3,078,146 $    24,614 $     (19,464) $          (197) $      4,953
                                          ============= ============ =========== =============  ===============  ============



                See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              Nine-month periods ended September 30, 1996 and 1995
                                  (Unaudited)

                                                             1996          1995
                                                          -----------   -----------
                                                            (dollars in thousands)
Net cash flows from operating activities:
  Net loss.............................................  $    (1,015)  $    (5,974)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Accretion of sublease loss.........................           --          (289)
    Depreciation and amortization......................          147           277
    Provision for credit losses........................           --         2,247
    Net loss on sale of securities available-for-sale..            1         1,225
    Net amortization of premiums (accretion of
      discounts) on securities available-for-sale......           50            42
    Net amortization of premiums (accretion of
      discounts) on loans purchased....................           18          (177)
    Loss on other real estate owned....................           --           160
    Decrease (increase) in accrued interest receivable
      and other assets.................................          158           536
    Increase (decrease) in accrued interest payable
      and other liabilities............................          433          (140)
                                                          -----------   -----------
      Net cash provided by (used in) operating
        activities.....................................         (208)       (2,093)

Cash flows from investing activities:
  Purchase of debt securities available-for-sale.......       (1,000)       (5,000)
  Proceeds from sales of securities available-
    for-sale...........................................          114        46,852
  Proceeds from repayments and maturities of
    securities available-for-sale......................        5,377         1,694
  Proceeds from sales of loans.........................           --         6,599
  Net decrease in loans................................       16,370        24,234
  Purchase of other real estate owned..................          (43)           --
  Proceeds from sale of other real estate owned........           62            --
  Net purchases of premises and equipment..............           (9)           --
  Other, net...........................................           --           (52)
                                                          -----------   -----------
      Net cash provided by investing activities........       20,871        74,327

Cash flows from financing activities:
  Net decrease in deposits.............................      (27,003)      (80,233)
  Net decrease in securities sold under
    agreement to repurchase............................       (4,063)       (9,652)
                                                          -----------   -----------
      Net cash used in financing activities............      (31,066)      (89,885)
                                                          -----------   -----------
Net decrease in cash and cash equivalents..............      (10,403)      (17,651)
Cash and cash equivalents, January 1...................       30,272        46,710
                                                          -----------   -----------
Cash and cash equivalents, September 30................  $    19,869   $    29,059
                                                          ===========   ===========
Supplemental cash flow information:

  Cash paid for interest                                 $     2,451   $     3,360
  Increase (decrease) in unrealized loss on
    securities available-for-sale                        $        43   $    (2,765)

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

         The accompanying unaudited consolidated balance sheets and statements of operations, changes in shareholders' equity and cash flows reflect, in the opinion of management, all material adjustments necessary for a fair presentation of the Company's financial position as of September 30, 1996 and results of operations for the three and nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results of operations for the full year ending December 31, 1996.

         Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - LOSS PER SHARE

         Loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine-month periods ended September 30, 1996 and 1995 was 3,078,146.

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

NOTE 3 - LOANS AND INTEREST INCOME

         At September 30, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $7.2 million, for which the related allowance for loan losses was $670,000. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the three months ended September 30, 1996 were $7.2 million and $178,000, respectively, and $6.0 million and $571,000, respectively, for the nine months ended September 30, 1995. Of the investment in loans that are considered to be impaired, $4.9 million or 68% was represented by a loan which was collateralized by residential real estate appraised at $10.0 million.

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

         The risk-based capital ratios of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. Total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"). At September 30, 1996 and December 31, 1995, Tier 1 capital of the Company and the Bank consisted of their respective amounts of common shareholders' equity. Tier 1 capital excludes any net unrealized gains or losses resulting from the implementation of SFAS No. 115. Tier 2 capital consisted of Tier 1 capital plus the allowance for credit losses, subject to limitations.

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL (continued)

         The capital leverage ratio standards require a minimum ratio of Tier 1 capital to adjusted total assets ("capital leverage ratio") of 4%. The leverage ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles will be expected to maintain capital well above the minimum levels.

         On December 14, 1995, the Bank entered into a formal agreement with the OCC (the "Formal Agreement"), pursuant to which the Bank is required to maintain (i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 risk-based capital ratio equal to at least 10.0%. As set forth below, the Bank's capital leverage ratio at September 30, 1996 was 4.81%, and the Tier 1 risk-based capital ratio was 7.28%. As of September 30, 1996, both of these ratios were not in compliance with the Formal Agreement. The Company entered into a Memorandum of Understanding with the Federal Reserve Bank of San Francisco on October 26, 1995, which includes requiring the submission of a plan to increase the Bank's capital. The Bank's capital plan was submitted to the OCC on February 8, 1996. The Bank may be subject to further regulatory enforcement action by the OCC. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 4 - Shareholders' Equity and Regulatory Capital (continued)

Information about the regulatory capital of the Company and the Bank at September 30, 1996 and December 31, 1995 is set forth below.

                                               September 30, 1996
                                                  (Unaudited)                            December 31, 1995
                                     -------------------------------------     -------------------------------------

                                          Company             Bank                  Company              Bank
                                     -----------------  ------------------     ------------------  -----------------

                                      Amount    Ratio    Amount    Ratio        Amount    Ratio     Amount    Ratio
                                     --------- -------  --------- --------     --------- --------  --------- -------
                                                              (dollar amounts in thousands)
Risk-based capital (1) (3):

    Tier 1 capital                     $5,151    7.29%    $5,140     7.28%       $6,166     6.96%    $6,157    6.95%
    Tier 1 capital minimum
      requirement                       2,825    4.00%     7,062    10.00%        3,542     4.00%     8,856   10.00%
                                     --------- -------  --------- --------     --------- --------  --------- -------
      Excess (Deficiency)              $2,326    3.29%   ($1,922)  ( 2.72%)      $2,624     2.96%   ($2,699) ( 3.05%)
                                     ========= =======  ========= ========     ========= ========  ========= =======

    Total capital                      $6,060    8.58%    $6,049     8.57%       $7,306     8.25%    $7,297    8.24%
    Total capital minimum
      requirement                       5,649    8.00%     5,649     8.00%        7,085     8.00%     7,085    8.00%
                                     --------- -------  --------- --------     --------- --------  --------- -------
      Excess                             $411    0.58%      $400     0.57%         $221     0.25%      $212    0.24%
                                     ========= =======  ========= ========     ========= ========  ========= =======

Total risk-weighted assets            $70,617            $70,617                $88,558             $88,558

Capital Leverage Ratio (1) (2) (3):

    Tier 1 capital                     $5,151    4.82%    $5,140     4.81%       $6,166     4.68%    $6,157    4.67%
    Tier 1 capital minimum
      requirement                       4,277    4.00%     6,951     6.50%        5,271     4.00%     8,565    6.50%
                                     --------- -------  --------- --------     --------- --------  --------- -------
      Excess (Deficiency)                $874    0.82%   ($1,811)  ( 1.69%)        $895     0.68%   ($2,408) ( 1.83%)
                                     ========= =======  ========= ========     ========= ========  ========= =======

Average total assets, as
  adjusted, during three-month
  periods ended September 30,
  1996 and December 31, 1995         $106,932           $106,932               $131,764            $131,764



(1) The Bank's minimum Tier 1 risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at September 30, 1996 and December 31, 1995 to average total assets during the respective three-month periods then ended.

(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet.

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

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

         The Company's allowance for loan losses is maintained at a level considered by management to be adequate to absorb estimated losses in the existing portfolio. The allowance for loan losses is increased by the provision for loan losses and decreased by the amount of loan charge-offs, net of recoveries. While management believes the level of the allowance as of September 30, 1996 is adequate to absorb losses inherent in the loan portfolio, additional deterioration in the economy of the Bank's lending area could result in levels of loan losses that could not be reasonably predicted at that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This section presents management's discussion and analysis of the consolidated financial condition and operating results of National Mercantile Bancorp (the "Company") and its subsidiary, Mercantile National Bank (the "Bank"), for the three and nine month periods ended September 30, 1996 and 1995. The discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes to the unaudited consolidated financial statements (see "Item 1. Financial Statements").

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

                              FINANCIAL CONDITION

         The Company's consolidated assets continued to decrease during the first nine months of 1996. At September 30, 1996, the Company's consolidated assets decreased by $31.7 million or 24.0% to $100.3 million from $132.0 million at December 31, 1995. This decrease was due primarily to a $10.4 million decrease in cash and cash equivalents, $4.5 million decrease in securities available for sale, and a $16.4 million decrease in net loans. The decrease in consolidated assets from June 30, 1996 was $8.6 million, or 7.9%, consisting mainly of a $3.4 million decrease in securities available for sale, and a $4.4 million decrease in net loans. Customer deposits decreased by $7.3 million, or 7.2% to $93.2 million at September 30, 1996, from $100.5 million at June 30, 1996 and $27.0 million, or 22.5%, from $120.2 million at December 31, 1995,. Securities sold under agreements to repurchase decreased by $0.7 million to $.4 million at September 30, 1996 from June 30, 1996, and $4.1 million from $4.5 million at December 31, 1995.

         The decrease in the liabilities, accompanied by a decrease in assets is consistent with the Company's planned restructuring to improve the Company's capital ratios.

                               OPERATING RESULTS

OVERVIEW

         As set forth in the accompanying consolidated statements of operations, the Company recorded a net loss for the three and nine month periods ended September 30, 1996 of $182,000 or $(.06) per share, and $1,015,000 or $(.33) per share, respectively, as compared to a net loss for the three and nine month periods ended September 30, 1995 of $2.5 million or $(.82) per share, and $5.9 million or $(1.94) per share, respectively.

         Declining loan balances and sales of securities during 1995 resulted in decreased total interest income in 1996. Total interest income for the three and nine month periods ended September 30, 1996 was $2.1 million and $6.7 million, respectively, compared with total interest income for the corresponding periods of 1995 of $2.9 million and $9.1 million, respectively. Total interest expense for the three and nine month periods ended September 30, 1996 was $718,000 and $2.4 million, respectively, compared with total interest expense for the corresponding periods of 1995 of $857,000 and $3.0 million, respectively. While the decrease in interest earning loans and securities caused a $2.4 million decrease in interest income for the nine months in 1996 compared with 1995, decreases in deposits and securities sold caused a reduction of $.6 million in interest expense. Net interest income for the three and nine month periods ended September 30, 1996 was $1.4 million and $4.3 million, respectively, compared with net interest income for the corresponding periods of 1995 of $2.0 million and $6.0 million, respectively.

         The reduction, compared with the corresponding periods of 1995, in loans, securities and customer deposits, which caused a decrease in net interest income for the three and nine month periods ended September 30, 1996, is consistent with the Company's planned restructuring and have contributed to more positive operating results. There was no provision for loan losses required for the nine month period in 1996, as compared with a provision of $2.2 million for the corresponding period in 1995. The loss on sale of securities for the nine month period in 1996 was $6,000, compared with $2.5 million during the corresponding period in 1995. Other operating income, primarily service fees, decreased to $124,000 and $409,000 respectively, for the three and nine-month periods ended September 30, 1996 when compared with $204,000 and $994,000, respectively, for the corresponding periods in 1995. Other operating expenses, excluding the $1.0 million litigation expense discussed below, decreased to $1.7 million and $5.3 million, respectively, for the three and nine months in 1996, when compared with $3.0 million and $8.8 million, respectively, for the corresponding periods in 1995, amounting to a 39.8% decrease in expenses for the nine month period. This $3.5 million decrease, which excludes the litigation expense, for the nine-month period ended September 30, 1996 was due primarily to management's efforts to continually reduce operating expenses, most visibly in compensation expense which decreased $880,000 or 30.6% and occupancy expense which decreased $729,000 or 55.4% and other professional services expense which decreased $759,000 or 57.9% during the first nine months of 1996, compared with the same period in the prior year.

         Although no additional provision was made for loan losses for the nine month period ended September 30, 1996, the Bank's allowance for loan losses as a percentage of nonperforming loans was 51.0% at September 30, 1996, 51.3% at June 30, 1995, and 63.8% at December 31, 1995. Included in nonperforming loans is one loan with a balance of $4.9 million which is secured by a First Trust Deed on a residential property with a current appraised value of $10 million.

         Total assets of the Company at September 30, 1996 have continued to decrease. As part of the Company's capital plan for the Bank and the Company's restructuring of its organization, the Company had reduced the Bank's asset size through sales of securities available-for-sale which were funded by high cost deposits, reduced classified assets through the sale of loans and reduced operating expenses through consolidating functions and reduction of personnel. The restructuring of the Bank began during the third quarter of 1994 with an emphasis to improve the quality of assets, minimize interest rate risk, and reduce overhead expenses in an effort to return to profitability. The Bank has made significant progress toward its overall restructuring goals and is working toward a return to profitability which is now contingent upon raising additional capital enabling necessary growth.

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

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DEPRESSED REAL ESTATE VALUES

         The southern California real estate market is currently showing signs of improving from experiencing a very serious recession since 1990. Home sales, residential building permits, non-residential building valuations and employment all increased during the second quarter of 1996. The drop which home prices experienced in 1996 has been the smallest in over five years. However, mortgage defaults and foreclosures have increased, continuing a trend from the first quarter of 1996.

         While economic conditions nationally and elsewhere in California are improving, southern California's economy remains weak. Commercial and residential real estate market values in southern California, while showing some signs of improvement, continue to remain depressed, adversely impacting the financial condition and liquidity of many of the Company's borrowers. Nonperforming assets at September 30, 1996 totaled $6.5 million including $556,000 of other real estate owned, compared with $6.6 million in non-performing assets at June 30, 1996 and $6.5 million at December 31, 1995. Other real estate owned was $581,000 at June 30, 1996 and December 31, 1995.

NONPERFORMING ASSETS

         The level of nonperforming assets, as presented in Table 1, decreased $14,000 during the third quarter 1996. The amount of nonperforming loans for which the Company does not hold substantial collateral amounted to $414,000 at September 30, 1996, or 6.9% of all nonperforming loans at that date, compared to $423,000, or 7.1% at June 30, 1996.

         NONACCRUAL LOANS. Nonaccrual loans increased $64,000 during the third quarter of 1996 to $869,000 as compared to $805,000 at June 30,1996. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

         TROUBLED DEBT RESTRUCTURINGS. Included within nonperforming loans presented in Table 1 are troubled debt restructurings ("TDR"). TDRs represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. At September 30, 1996, TDRs totaled $5.0 million compared to $5.1 million at June 30, 1996, and $5.2 million at December 31, 1995. Included in these amounts is one loan with a balance of $4.9 million which is secured by a First Trust Deed on property with a current appraisal value of $10.0 million.

         LOANS CONTRACTUALLY PAST DUE NINETY OR MORE DAYS. Loans contractually past due ninety or more days and still accruing interest decreased to $78,000 at September 30, 1996 from $111,000 at June 30, 1996.

         LOAN DELINQUENCIES. Loan delinquencies greater than 30 days past due increased to $1.6 million or 2.5% of loans receivable at September 30, 1996 from $1.4 million or 2.0% of loans receivable at June 30, 1996.

         LOAN CHARGE-OFFS. As reflected in Table 3, the Company charged-off loans amounted to $66,000 during the three month period ended September 30, 1996, as compared to $1.1 million during the previous quarter. In the second quarter, the Bank charged off two non-accrual loans totaling $1.1 million. Recoveries of loans previously charged-off totaled $54,000 for the three month period ended September 30, 1996 as compared to $297,000 during the second quarter of 1996.

         FUTURE EFFECTS OF THE PROLONGED ECONOMIC RECESSION AND DEPRESSED REAL ESTATE VALUES ON THE ALLOWANCE FOR CREDIT LOSSES. As indicated in Table 2, a significant percentage of the Company's loan portfolio continues to be unsecured or collateralized by real property. The prolonged effects of the southern California economic recession and depressed residential and commercial real estate values may continue to adversely impact the financial condition and liquidity of the Company's borrowing customers. As such, the Company may continue to experience high levels of, or further increases in, nonperforming loans, provisions for credit losses and charge-offs of nonperforming loans.

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

Table 1
Nonperforming Assets

(dollar amounts in thousands)                                                                     December 31,
                                                          Sept 30,    June 30,    March 31,   --------------------
                                                            1996        1996        1996        1995        1994
                                                          --------    --------    --------    --------    --------
Nonaccrual loans                                         $    869    $    805    $  1,868    $    573    $  3,426
Troubled debt restructurings                                5,034       5,054       5,059       5,167       5,582
Loans contractually past due ninety or more days with
  respect to either principal or interest and
  continuing to accrue interest                                78         111          23         221       1,507
                                                          --------    --------    --------    --------    --------
      Nonperforming loans                                   5,981       5,970       6,950       5,961      10,515

Other real estate owned                                       556         581         581         581       1,529
                                                          --------    --------    --------    --------    --------
Total nonperforming assets                               $  6,537    $  6,551    $  7,531    $  6,542    $ 12,044
                                                          ========    ========    ========    ========    ========

Allowance for loan losses as a percent of
  nonaccrual loans                                          351.2%      380.6%      205.4%      664.0%       89.4%
                                                          ========    ========    ========    ========    ========
Allowance for loan losses as a percent of
  nonperforming loans                                        51.0%       51.3%       55.2%       63.8%       29.1%
                                                          ========    ========    ========    ========    ========
Total nonperforming assets as a percent of
  total loans outstanding                                    10.1%        9.5%        9.9%        8.0%       10.4%
                                                          ========    ========    ========    ========    ========
Total nonperforming assets as a percent of
  total shareholders' equity                                132.0%      116.2%      129.7%      108.8%      116.8%
                                                          ========    ========    ========    ========    ========

Table 2
Loan Portfolio Composition and Allocation of the
Allowance for Credit Losses
(dollar amounts in thousands)
December 31,

                                                                                            December 31,
                                                             September 30,     -------------------------------------
                                                                1996                  1995                1994
                                                             ----------------  -----------------    ----------------
Loan Portfolio Composition:
 Real estate construction and land development              $  3,546      5%    $  1,093        1%   $    948       1%
 Commercial loans:
   Secured by one-to-four family residential properties        6,411     10%      11,012       14%     18,398      16%
   Secured by multifamily residential properties               2,889      4%       2,538        3%      2,368       2%
   Secured by commercial real properties                      26,697     41%      33,556       41%     32,061      28%
   Other - secured and unsecured                              17,606     27%      23,327       28%     43,385      37%
 Home equity lines of credit                                     973      1%       5,857        7%      2,867       1%
 Consumer installment and unsecured loans to individuals       7,028     12%       4,860        6%     15,691      15%
                                                             ------- --------    ------- ---------    ------- --------
   Gross loans outstanding                                  $ 65,150    100%    $ 82,243      100%   $115,718     100%

 Deferred net loan origination fees, purchased
   loan discount and gains on termination of
   interest rate hedging contracts                              (279)               (231)                (434)
                                                             --------            --------             --------
Loans receivable                                            $ 64,871            $ 82,012             $115,284
                                                             ========            ========             ========
Allocation of the Allowance for Loan Losses:
 Real estate construction and land development              $     54                  11             $     17
 Commercial loans:
   Secured by one-to-four family residential properties          375                 205                   77
   Secured by multifamily residential properties                  47                  25                   51
   Secured by commercial real properties                         684                 454                  674
   Other - secured and unsecured                               1,669               2,521                1,645
 Home equity lines of credit                                      19                  64                   18
 Consumer installment and unsecured loans to individuals         203                 523                  578
                                                             --------            --------             --------
   Allowance allocable to gross loans outstanding              3,051               3,803                3,060

 Commitments to extend credit under standby and
   commercial letters of credit                                    1                   2                    3
                                                             --------            --------             --------
  Total allowance for credit losses                         $  3,052            $  3,805             $  3,063
                                                             ========            ========             ========
Allowance for loan losses allocable to gross loans
 outstanding as a percent of gross loans outstanding            4.70%               4.64%                2.66%
                                                             ========            ========             ========

Table 3
Analysis of Changes in the Allowance for Loan Losses
(dollar amounts in thousands)

                                                                           Three-month periods ended
                                                   -----------------------------------------------------------------------------
                                                    September 30,      June 30,        March 31,     December 31,   September 30
                                                        1996             1996             1996           1995           1995
                                                   ---------------  ---------------  --------------  -------------  ------------
Balance at beginning of period                    $         3,064  $         3,837  $        3,805  $       3,459  $      3,370

Loans charged off:
  Real estate construction and land development                --               --              --             --            --
  Commercial loans:
    Secured by one-to-four family residential
      properties                                                9               --              --             --            --
    Secured by multifamily residential properties              --               --              --             --            --
    Secured by commercial real properties                      --               --              --             --            53
    Other - secured and unsecured                              48            1,065              54             72         1,505
  Home equity lines of credit                                  --               --              --             --            --
  Consumer installment and unsecured loans
    to individuals                                              9                5              --             --            84
                                                   ---------------  ---------------  --------------  -------------  ------------
    Total loan charge-offs                                     66            1,070              54             72         1,642

Recoveries of loans previously charged off:
  Real estate construction and land
    development                                                --               --              --            140            --
  Commercial loans:
    Secured by one-to-four family residential
      properties                                               24                1               1             10             1
    Secured by multifamily residential properties              --               --              --             --            --
    Secured by commercial real properties                      --               --              --             --            --
    Other - secured and unsecured                              28              273              75            153             4
  Home equity lines of credit                                  --               --              --             --            --
  Consumer installment and unsecured loans
    to individuals                                              2               23              10             55             6
                                                   ---------------  ---------------  --------------  -------------  ------------
    Total recoveries of loans previously
      charged off                                              54              297              86            358            11
                                                   ---------------  ---------------  --------------  -------------  ------------
Net loan charge-offs (recoveries)                              12              773             (32)          (286)        1,631

Provision for loan losses                                      --               --              --             60         1,720
                                                   ---------------  ---------------  --------------  -------------  ------------
Balance at end of period                          $         3,052  $         3,064  $        3,837  $       3,805  $      3,459
                                                   ===============  ===============  ==============  =============  ============

NET INTEREST INCOME AND INTEREST RATE RISK

NET INTEREST INCOME

         Net interest income (the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities) represents the Company's most significant source of earnings. A primary factor affecting the level of net interest income is the Bank's net interest margin or the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, as well as the change in the relative amounts of average interest-earning assets and average interest-bearing liabilities.

         The Company's ability to generate profitable levels of net interest income is largely dependent on its ability to maintain sound asset credit quality and appropriate levels of capital and liquidity (see "Credit Portfolio Composition and Credit Risk," "Capital Resources," and "Liquidity").

         The Company analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets. During the three months ended September 30, 1996 the Company's asset base continued to decrease, and as a result, average interest-earning assets and average interest-bearing liabilities continued to decrease. Average interest-earning assets for the three months ended September 30, 1996 decreased to $101.8 million, compared with $108.9 million for the three months ended June 30, 1996, and $130.2 million for the three months ended September 30, 1995. Average interest-earning assets as a percentage of total average for the three months ended September 30, 1996 was 95.3%, compared with 95.5% for the three months ended June 30, 1996, and 92.7% for the three months ended September 30, 1995. Average interest-bearing liabilities for the three months ended September 30, 1996 decreased to $65.9 million, compared with $69.4 million for the three months ended June 30, 1996, and $75.3 million for the three months ended September 30, 1995. Average interest-bearing liabilities as a percentage of total average assets for the three months ended September 30, 1996 increased to 61.8%, compared with 60.9% for the three months ended June 30, 1996, and 53.5% for the three months ended September 30, 1995.

Noninterest-bearing deposits decreased to $34.9 million at September 30, 1996 from $36.6 million and $44.6 million at June 30, 1996 and December 31, 1995, respectively. Noninterest-bearing deposits as a percentage of total deposits increased to 37.4% at September 30, 1996, as compared to 36.4% and 37.1% at June 30, 1996 and December 31, 1995, respectively.


         EFFECTS OF NONPERFORMING LOANS ON NET INTEREST INCOME. Foregone interest income attributable to nonperforming loans amounted to $44,000 for the three month period ended September 30, 1996, compared with $33,000 for the corresponding period in 1995. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

         COMPARISON OF NET YIELD AND INTEREST RATE SPREAD. The Company's net yield on interest-earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. While these deposits are noninterest-bearing, they are not cost-free funds, as the Company incurs substantial other operating expense to provide accounting, data processing and other banking-related services to these customers to the extent that certain average noninterest-bearing deposits are maintained by such depositors, and such deposit relationships are deemed to be profitable.

         Customer service expense related to these deposits is classified as noninterest expense. If customer service expenses related to real estate title and escrow customers were classified as interest expense, the Company's reported net interest income and noninterest expense would be reduced correspondingly, by $64,000 and $257,000 for the three and nine month periods ended September 30, 1996, and by $131,000 and $364,000 for corresponding periods in 1995.

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

         The weighted average yield on loans receivable was 9.81% and 9.58% for the three and nine month periods ended September 30, 1996, compared with 9.86% and 9.78% for the corresponding periods in 1995. Weighted average yield on total earning assets was 8.30% and 8.17% for the three and nine month periods ended September 30, 1996, compared with 8.75% and 8.37% for the corresponding periods in 1995. Weighted average rate on interest bearing deposits was 4.39% and 4.54% for the three and nine month periods ended September 30, 1996, compared with 4.65% and 4.70% for the corresponding periods in 1995.

INVESTMENT SECURITIES

         Investment securities decreased to $15.6 million at September 30, 1996, from $18.9 million at June 30, 1996, and $20.1 million at December 31, 1995. The decrease from June 30, 1996 and December 31, 1995 was primarily due to the maturity of $3 million of agency notes, principal payments received and to a lesser extent the sale of a security valued at $114,000 generating a loss of $1,000. Investment securities sold in 1995 valued at $43.0 million resulted in realized losses through September 30, 1995 of $1.2 million. Net unrealized losses on securities available for sale at September 30, 1996 was $197,000, compared to $262,000 at June 30, 1996 and $154,000 at December 31, 1995.
Management believes that the unrealized loss is temporary in nature.

OTHER OPERATING INCOME

         As set forth in the accompanying unaudited consolidated statements of operations and discussed in the 1995 Form 10-K, the Company's principal sources of recurring other operating income continue to be letters of credit, foreign exchange services, investment services, and deposit-related and other customer services. Fee income decreased to $124,000 and $409,000 for the three and nine month periods ended September 30, 1996, as compared to $204,000 and $994,000 for the corresponding periods in 1995. These decreases resulted primarily from reductions in investment, deposit and other related customer services. The international services department was closed in December, 1995, while retaining the letter of credit and foreign exchange functions. The Bank seeks to provide a wide range of financial services to a limited number of niche markets, primarily with concerns related to the entertainment, technology and escrow industries, along with business and private banking and Small Business Administration (SBA) lending. Management anticipates that fee income from services to these niche markets and the origination and sale of SBA loans will continue to represent important sources of other operating income.

OTHER OPERATING EXPENSES

         As indicated in the accompanying unaudited consolidated statements of operations, the Company reduced total operating expenses by $1.3 million, or 43%, during the third quarter of 1996 from the third quarter of 1995 and by $2.5 million or 28% for the nine months ended September 30, 1996 from the corresponding period in 1995. However, included as part of total other operating expense in 1996 is a litigation settlement of $1.0 million resulting from an agreement in principle related to counterclaims filed by Lloyd's Underwriters and Company Underwriters (See "Legal Proceedings"). Other operating expenses, excluding the $1.0 million legal settlement, decreased to $1.7 million and $5.3 million, respectively, for the three and nine months in 1996, representing a 32% and 40% decrease respectively when compared to the same period in 1995. Management's continued efforts to focus on reducing operating expenses has, in part, created the decreases in 1996. The reduction for the three and nine month periods, is mainly attributable to the reduction in salaries and related expenses of $215,000 and $880,000, respectively, the reduction in occupancy expenses of $225,000 and $729,000, respectively, and the reduction in other professional services of $322,000 and $759,000, respectively. Included as part of the expense for other professional services is $145,000 for consulting services directly related to efforts associated with the federal income tax refund. (See "Note 5 Income Taxes" to unaudited consolidated financial statements and "Income Taxes").

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

INCOME TAXES

         The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. As a result of existing net operating loss carryforwards for financial statement purposes (discussed in the 1995 Form 10-K), the Company's 1996 net losses did not give rise to additional income tax benefits. During the second quarter the Company realized a tax benefit for a federal income tax refund received of approximately $579,000, related to a carryback of a portion of the Company's net operating losses previously unrecognized.

                               CAPITAL  RESOURCES

REGULATORY CAPITAL REQUIREMENTS AND REGULATORY AGREEMENTS

CAPITAL GUIDELINES

         See Note 4 of the accompanying notes to unaudited consolidated financial statements for a discussion of the capital requirements applicable to the Company and the Bank.

FORMAL AGREEMENT

         The Bank entered into a formal agreement with the OCC on December 14, 1995 (the "Formal Agreement"), pursuant to which the Bank is required to maintain (i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) Tier 1 qualifying capital equal to at least 10.0 percent of the Bank's total risk-weighted assets ("Tier 1 risk-based capital ratio"). As set forth in Note 4, the Bank's capital leverage ratio and Tier 1 risk-based capital ratio at September 30, 1996 were 4.81% and 7.28%, respectively. At September 30, 1996, the Bank was not in compliance with the capital requirements required by the Formal Agreement. The Formal Agreement also requires the Bank to appoint a new chief financial officer (which the Bank had complied with in August, 1996), to make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, to review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, to prepare a written analysis of any new products or services, to maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, to develop a three year capital plan and strategic plan, and to improve the Bank's loan administration. The Company submitted a capital plan for the Bank on February 8, 1996 to the OCC and a copy to the FRB. The Company updated its strategic plan, which was filed with the "OCC" in March 1996. As a result of the Bank's failure to comply with all of the requirements of the Formal Agreement, the Bank may be subject to further regulatory enforcement action by the OCC.

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

         FUTURE EFFECTS OF AGREEMENT ON DIVIDENDS. There are statutory and regulatory limitations on the amount of cash dividends which may be distributed by a national bank. As a result of those limitations and reported net losses in 1990, 1991, 1992, 1994, 1995 and the first nine months of 1996, the Bank could not have declared dividends to the Company at September 30, 1996 without the prior approval of the OCC. In addition, management expects the Formal Agreement will substantially impair the ability of the Bank to declare and pay dividends to the Company during the foreseeable future, since the Bank currently intends to retain any earnings in order to augment its regulatory capital. As dividends from the Bank are the principal source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. Moreover, the MOU prohibits the Company from paying dividends to its shareholders without the prior written approval of the FRB.


FUTURE EFFECTS OF NONPERFORMING LOANS AND CREDIT LOSSES ON CAPITAL RESOURCES

         The ability of the Company and the Bank to maintain appropriate levels of capital resources is ultimately dependent on their ability to support earning asset growth with continued earnings. The Company experienced net losses in 1990, 1991, 1992, 1994 , 1995 and the first nine months of 1996, primarily as a result of increased provisions for credit losses, losses on the sale of investment securities, losses on OREO and other assets, and reductions in interest earning assets without a corresponding reduction in operating expenses. The Company experienced decreases in the level of nonperforming assets since December 31, 1993 (see "Credit Portfolio Composition and Credit Risk") with the September 30, 1996 level at $6.5 million and $6.6 million at June 30, 1996. Increases in nonperforming assets may negatively affect the Company's ability to generate adequate earnings to the extent that such nonperforming assets result in increased provisions for credit losses and charge- offs or adversely affect the level of income from loans in those future periods (see "Net Interest Income and Interest Rate Risk"). For the immediate future, the Company and the Bank intend to maintain their capital leverage ratio and its Tier 1 risk-based capital ratio primarily through the declining loan balances and earning asset levels. At the same time, the Company is committed to pursuing all options regarding the future of the Bank, including working with investment banking advisors on efforts to raise additional capital to ensure the Bank's growth and prosperity.

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

         The Company has only limited expenses at the present time and has no ability to fund the Bank's cash needs. In order to meet the Bank's cash needs the Bank must demonstrate the ability to produce a consistent level of adequate earnings. The Bank's ability to establish adequate earnings is dependent primarily on augmenting capital sufficient to support growth of its asset base. The Company is evaluating available methods to raise additional capital.


LIQUIDITY TRENDS

         During 1995, the Bank experienced a decline, continuing through the first nine months of 1996, in total deposits. During the nine months ended September 30, 1996, total deposits decreased with reductions in virtually all deposit categories except savings deposits which increased.

         Time certificates of deposit of $100,000 or more were $6.0 million at September 30, 1996 compared with $7.5 million at June 30, 1996 and $8.6 million at December 31, 1995. Time certificates of deposit of $100,000 or more continued to play a less significant role as a source of funding, representing the continuation of a trend which began in 1991. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.

         The Bank maintains a wholesale institutional funds acquisition operation ("money desk"). This operation provided 25% of the Bank's average total funding sources during the third quarter of 1996, as compared to 18% during the third quarter of 1995, while noninterest-bearing demand deposits provided 34% of average total funding sources during the third quarter of 1996, compared to 42% during the comparable 1995 period. The Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation, as well as by attracting traditional local market area deposits. However, the Bank's policy is to activate the money desk operation, as necessary, if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through Money Desk activities.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In February 1995, counterclaims were filed against the Bank in an action commenced by British & Commonwealth Merchant Bank ("BCMB"), as agent for itself and the Bank, in England against Lloyd's Underwriters and Company Underwriters (collectively, "Lloyds"). The Bank and BCMB claim that Lloyd's owes them a further $120,659 of insurance proceeds relating to a claim filed by BCMB (for itself and the Bank) for approximately $7.8 million under policies insuring repayment of a loan from the Bank and BCMB to Performance Guarantees, Inc. for production of a film entitled "Barr Sinister". In or about November 1991, Lloyd's paid approximately $7.8 million in insurance proceeds, which Lloyd's now seeks to recover a half each from the Bank and BCMB. In its counterclaim, Lloyd's contends that the Leading Underwriter lacked authority to issue the insurance policies and endorsements on behalf of all of the insurers under which payment was made and secondly, that material misrepresentations were made to the Leading Underwriter as to the likely budget for the film and that if the leading Underwriter had known the true position, the the film would not have accepted under the relevant policies. Lloyd's position, therefore, is that such payment should be returned to Lloyd's.

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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits required by Item 601 of Regulation S-K.

         10.1 Employment Agreement and Addendum dated July 17, 1996 between Mercantile National Bank and Joseph W. Kiley III.

         (b) Reports on Form 8-K.

         None.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       National Mercantile Bancorp
                                               (Registrant)




       November 14, 1996               /s/ Howard P. Ladd
                                       --------------------------------
                                       Howard P. Ladd
                                       Chief Executive Officer




       November 14, 1996               /s/ Joseph W. Kiley III
                                       --------------------------------
                                       Joseph W. Kiley III
                                       Chief Financial Officer
                                       Chief Financial Officer