Form 10-K405
period 1996-12-31
NATIONAL MERCANTILE BANCORP
filed 1997-03-31
CIK 714801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NUMBER 0-15982


                          NATIONAL MERCANTILE BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 CALIFORNIA                                      95-3819685
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
           1840 CENTURY PARK EAST
           LOS ANGELES, CALIFORNIA                                 90067
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 277-2265

         NO SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 14, 1997, was approximately $6,049,000.

  The number of shares of Common Stock, no par value, of the registrant outstanding as of March 14, 1997 was 3,078,146.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                   THIS REPORT INCLUDES A TOTAL OF 86 PAGES
                         INDEX TO EXHIBITS ON PAGE E-1

                          NATIONAL MERCANTILE BANCORP

                             TABLE OF CONTENTS AND
                             CROSS REFERENCE SHEET

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                                      PAGE(S) IN
                                                                      FORM 10-K
                                                                      ----------
 PART I
 ------
 Item 1.  Business..................................................       1
 Item 2.  Properties................................................      14
 Item 3.  Legal Proceedings.........................................      14
 Item 4.  Submission of Matters to a Vote of Security Holders.......      15

 PART II
 -------
 Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters......................................      15
 Item 6.  Selected Financial Data...................................      16
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      18
 Item 8.  Financial Statements and Supplementary Data...............      54
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................      54

 PART III
 --------
 Item 10. Directors and Executive Officers of the Registrant*.......      54
 Item 11. Executive Compensation*...................................      54
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management*..............................................      54
 Item 13. Certain Relationships and Related Transactions*...........      54

 PART IV
 -------
 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K..................................................     55
 Signatures..........................................................     56
 Financial Statements                                                    F-1
 Exhibit Index.......................................................    E-1

--------
* Incorporated by reference to National Mercantile Bancorp's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1997 Annual Meeting of Shareholders.

                                    PART I

ITEM 1. BUSINESS

Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business--Factors that May Affect Future Results."

NATIONAL MERCANTILE BANCORP

  National Mercantile Bancorp (the "Company") is a corporation which was organized under the laws of the State of California on January 17, 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's principal asset is the capital stock of Mercantile National Bank (the "Bank"), which became its wholly-owned subsidiary on May 31, 1984. The Company's principal business is to serve as a holding company for the Bank, and for other banking or banking-related subsidiaries which the Company may establish or acquire. On February 6, 1986, the Federal Reserve Bank of San Francisco ("Reserve Bank") approved the Company to engage in lending activities. The Reserve Bank as part of its regulatory oversite may conduct examinations of the Company and its subsidiaries.

  Due to the deterioration in the Company's financial condition and operations, the bank regulatory authorities designated the Company for special supervisory attention. Following a regulatory examination in late 1990 and early 1991, the Company entered into a Memorandum of Understanding (the "1991 MOU") with the Reserve Bank. The Reserve Bank's examination of the Company as of June 30, 1993 found the Company to be in substantial compliance with all provisions of the 1991 MOU, but determined that the Company continued to require supervisory attention. As a result of the Reserve Bank's examination of the Company as of March 31, 1995, the Company entered into a Memorandum of Understanding (the "1995 MOU") with the Reserve Bank on October 26, 1995, which supersedes and replaces the 1991 MOU. For additional information concerning the 1995 MOU, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Agreements."

  As a legal entity separate and distinct from its subsidiary, the Company's principal source of funds is, and will continue to be, dividends paid to the Company by the Bank. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company (see
Note 14 of the accompanying Notes to Consolidated Financial Statements). Pursuant to 1995 MOU with the Reserve Bank the Company agreed to not pay any dividends without the prior written approval of the Reserve Bank. (See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity, and Regulatory Agreements.")

MERCANTILE NATIONAL BANK

GENERAL

  The Bank was organized on October 29, 1981, as a national banking association and obtained a Certificate of Authority to commence the business of banking from the Office of the Comptroller of the Currency (the "OCC") effective March 22, 1982. As a result of certain deficiencies noted in the Bank by the OCC during examinations conducted during 1990 and 1991, the Bank entered into a formal regulatory agreement with the OCC on July 26, 1991 (the "1991 Formal Agreement"). The 1991 Formal Agreement was superseded and replaced in its entirety by an agreement dated December 14, 1995 (the "1995 Formal Agreement"). For additional information concerning the 1995 Formal Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Agreements."

  From its single location in Century City, the Bank currently provides traditional banking services to the niche markets of business and private banking and entertainment in its primary service area, a four mile radius from its headquarters. As part of its business and private banking focus, the Bank intends to increase its emphasis on medical banking relationships, taking advantage of its proximity to several major hospitals/medical centers and numerous health-service related companies in West Los Angeles. The Bank also intends to extend its focus on the entertainment market to include the closely related niche market of technology/multimedia businesses in Los Angeles, Ventura and Orange counties. The Bank's primary business activities are to generate deposits and loans. In addition, the Bank provides investment and specialized deposit services, handling the needs of large deposit clients.

OPERATING STRATEGY

  The operating strategy of the Bank will be to continue building upon the Bank's established market niches of business and private banking and entertainment. The Bank also plans a market expansion into technology/multimedia companies as a logical extension of its focus on the entertainment industry. In addition, as part of its business and private banking focus, the Bank intends to increase its emphasis on medical banking relationships, taking advantage of its proximity to several major hospital/medical centers and numerous health service-related companies in West Los Angeles.

 Business Banking Division

  The products sold by the Business Banking Division include lines of credit, revolving lines of credit, equipment loans, term loans, Small Business Administration ("SBA") loans, real estate loans, cash management services, on-line banking and investment services.

 Private Banking Division

  Products sold by the Private Banking Division include personal lines of credit, investment services, term loans, professional practice development loans, cash management services, on-line banking and a full line of travel-related services such as traveler's checks and foreign currency exchange. These services are tailored to the unique requirements of the individuals who compose this market.

  Health Services. The Bank has served the medical community in its primary service area for a number of years. Based on its proximity to several major hospital/medical centers and numerous health service-related companies, the Bank plans to expand its focus in the medical community. The Bank is located in the center of one of the major medical markets in Los Angeles.

 Technology/Multimedia Division

  Products sold by the Technology/Multimedia Division will include lines of credit, revolving lines of credit, term loans, investment services, foreign exchange, letters of credit, cash management services and special handling of the needs of business managers and their clients.

  High Technology. The Bank plans to build a banking services capability for high technology clients by expanding its entertainment niche into the multimedia arena and then into technology itself. The Bank anticipates that in lending to multimedia companies its role will not be to participate at the start-up capital level but to finance productive capacity once the technology company has developed and is producing and marketing products. In the early stages of the company's development, the Bank's objective will be to build a strong relationship with the management of the company, develop an understanding of the company's products and provide appropriate financing when production is undertaken.

 Acquisitions

  Part of the Company's business strategy following the planned capital raising activities is to acquire other financial service-related companies including "in-market" acquisitions with banks of similar size and market presence. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity, and Regulatory Agreements." The Company has no current arrangements, understandings or agreements regarding any such acquisition. Further, the Company would need bank regulatory approval before such acquisitions could be consummated.

COMPETITION

  The banking business in California generally, and in the Bank's primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks which have many offices operating over a wide geographical area. The Bank competes for loans and deposits primarily with other commercial banks, as well as with non-bank financial institutions, including savings and loan associations, credit unions, thrift and loan companies, mortgage companies, commercial finance lenders, and providers of money market accounts. Among the advantages certain of those institutions have over the Bank is their ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. In addition, many of the major commercial banks operating in the Bank's primary service area offer certain services, such as trust services, which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

  To compete with other financial institutions in its primary service area, the Bank relies principally upon personal contact by its officers, directors and employees and providing, through third parties, specialized services such as messenger services and escrow accounting services. For clients whose loan demands exceed the Bank's legal lending limit, the Bank has arranged for such loans on a participation basis with other banks. The Bank also assists clients requiring other services not offered by the Bank in obtaining such services from other providers.

PLANS TO RAISE ADDITIONAL CAPITAL

  The Company plans to raise additional capital through the sale of preferred stock. (For information concerning the Company's plans relating to capital raising activities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity, and Regulatory Agreements.")

MONETARY POLICY

  Banking is a business which depends in large part on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its clients and securities held in the Bank's investment portfolio comprise a major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

  The commercial banking business is not only affected by general economic conditions but is also influenced by the policies of various governmental regulatory authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

  From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank-holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other agencies. The likelihood of any major changes and the impact such changes might have on the Company are impossible to predict. Certain of the potentially significant changes which have been enacted, and proposals which have been made recently, are discussed below. Recent and proposed accounting changes are discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT LEGISLATION

  The following discussion of statutes and regulations is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

 Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA)

  PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS. Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. In accordance with federal law, each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An insured depository institution will be classified in the following categories based, in part, on the capital measures indicated below:

    "WELL CAPITALIZED"                              "ADEQUATELY CAPITALIZED"
    ------------------                              ------------------------
    Total risk-based capital of 10%;                Total risk-based capital of 8%;
    Tier 1 risk-based capital of 6%; and            Tier 1 risk-based capital of 4%; and
    Leverage ratio of 5%.                           Leverage ratio of 4%.

    "UNDERCAPITALIZED"                              "SIGNIFICANTLY UNDERCAPITALIZED"
    ------------------                              --------------------------------
    Total risk-based capital less than 8%;          Total risk-based capital less than 6%;
    Tier 1 risk-based capital less than 4%; or      Tier 1 risk-based capital less than 3%; or
    Leverage ratio less than 4%.                    Leverage ratio less than 3%.

    "CRITICALLY UNDERCAPITALIZED"
    -----------------------------
    Tangible equity to total assets less than 2%.

  As of December 31, 1996, the Company and Bank were deemed to be adequately capitalized based upon their capital ratios, however, the Bank was not in compliance with the Tier 1 risk-based capital ratio and the leverage-capital ratio requirements of the 1995 Formal Agreement. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Capital Resources and Liquidity, and Regulatory Agreements.")

  An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

  Federal law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after receiving notice, or is deemed to have notice, that the institution is undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan:
(i) specifies: (a) the steps the institution will take to become adequately capitalized; (b) the levels of capital to be attained during each year in which the plan will be in effect; (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the FDICIA (12 U.S.C. (S) 1831(o)); and (d) the types and levels of activities in which the institution will engage; (ii) is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital; and (iii) would not appreciably increase the risk (including credit risk, interest-rate risk, and other types of risk) to which the institution is exposed. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on average during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

  An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits;
(iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to: (i) force a sale of shares or obligations of the bank, or require the bank to be acquired by or combine with another institution; (ii) impose restrictions on affiliate transactions and (iii) impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

  Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

  In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. See "Supervision and Regulation--Potential Enforcement Actions."

  SAFETY AND SOUNDNESS STANDARDS. Effective July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. These standards are designed to identify potential safety-and-soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance funds. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) asset growth; (v) earnings; and (vi) compensation, fee and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require the institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should: (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

  PREMIUMS FOR DEPOSIT INSURANCE. The Federal Deposit Insurance Corporation (the "FDIC") has adopted final regulations implementing a risk-based premium system required by federal law. On November 14, 1995, the FDIC issued regulations that establish a new assessment-rate schedule ranging from 0 cents per $100 of deposits to 27 cents per $100 of deposits applicable to members of the Bank Insurance Fund ("BIF"). To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios using the same standards used by the FDIC for its prompt corrective action regulations. A well-capitalized institution is generally one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage-capital ratio. An adequately capitalized institution will generally have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage-capital ratio. An undercapitalized institution will generally be one that does not meet either of the above definitions. The FDIC also will assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group
C).

  The BIF assessment rates are set forth below for institutions based on their risk-based assessment categorization.

                  Assessment Rates Effective January 1, 1996*

                                                         GROUP A GROUP B GROUP C
                                                         ------- ------- -------
      Well Capitalized..................................     0       3      17
      Adequately Capitalized............................     3      10      24
      Undercapitalized..................................    10      24      27

--------
* Assessment figures are expressed in terms of cents per $100 per deposits.

  On September 30, 1996, Congress passed the Budget Act which capitalized the Savings Association Insurance Fund ("SAIF") through a special assessment on SAIF-insured deposits and required banks to share in part of the interest payments on the Financing Corporation ("FICO") bonds which were issued to help fund the federal government costs associated with the savings and loan crisis of the late 1980's. The special thrift SAIF assessment was set at 65.7 cents per $100 insured by the thrift funds as of March 31, 1995. Effective
January 1, 1997, for the FICO payments, SAIF-insured institutions will pay 3.2 cents per $100 in domestic deposits and BIF-insured institutions, like the Bank, will pay 0.64 cents per $100 in domestic deposits. Full pro rata sharing of the FICO interest payments takes effect on January 1, 2000.

  The federal banking regulators are also authorized to prohibit depository institutions and their holding companies from facilitating or encouraging the shifting of deposits from SAIF to BIF for the purpose of evading thrift assessment rates. The Budget Act also prohibits the FDIC from setting premiums under the risk-based schedule above the amount needed to meet the designated reserve ratio (currently 1.25%).

 Interstate Banking and Branching

  On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHC Act to acquire an existing bank located in another state without regard to state law. A bank holding company is not to be permitted to make such an acquisition if, upon consummation, it would control
(a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

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

  The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations.

  Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend on the law of the state. In October 1995, California adopted an early "opt in" statute under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

SUPERVISION AND REGULATION

 The Company

  The Company, as a registered bank holding company, is subject to regulation under the BHC Act, and as such, is required to file with the Reserve Bank quarterly and annual reports and such additional information as the Reserve Bank may require pursuant to the BHC Act. The Reserve Bank as part of its regulatory oversight may conduct examinations of the Company and its subsidiaries. As a result of such an examination of the Company by the Reserve Bank in 1995, the Company entered into the 1995 MOU with the Reserve Bank on October 26, 1995. The 1995 MOU imposes certain affirmative obligations and material restrictions on the Company which will most likely impede asset growth and preclude dividend payments in the foreseeable future. As a result of its examination by the Reserve Bank, the Company is required to have new appointments of senior executive officers and directors reviewed by the Reserve Bank prior to their appointment to such a position. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Agreements.")

  The Reserve Bank may require that the Company terminate an activity or control of or liquidate or divest certain nonbank subsidiaries or affiliates when the Reserve Bank believes the activity or the control of the subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of any of its banking subsidiaries and is inconsistent with sound banking principles or the purposes of the BHC Act or the Financial Institutions Supervisory Act of 1966, as amended. The Reserve Bank also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Reserve Bank prior to purchasing or redeeming its equity securities.

  Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital.

  The Company is required to obtain the prior approval of the Reserve Bank for the acquisition of more than five percent (5%) of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Reserve Bank is also required for the merger or consolidation of the Company with another bank holding company.

  The Company is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than five percent (5%) of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Reserve Bank, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Reserve Bank to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Reserve Bank is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Reserve Bank is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging de novo in permissible nonbanking activities listed in Regulation Y, which governs bank holding companies, if the holding company and its lead depository institution are well-managed and well-capitalized and certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company shall be considered "well-capitalized" under this section of the Budget Act and Regulation Y, the FRB adopted as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception of the leverage ratio (which is lower), the same as the levels set for determining that a state member bank is well capitalized under the provisions established under the prompt corrective action provisions of federal law.

  Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the Act, the decision, which is not binding on federal courts outside the Fifth Circuit, was reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

  The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

  Finally, the Company's shares of Common Stock are registered pursuant to the Securities Exchange Act of 1934 as amended, (the "Exchange Act"). Accordingly, the Company is subject to certain rules and regulations promulgated by the Securities and Exchange Commission (the "Commission"), including, among other things, the periodic reporting requirements, the proxy solicitation rules and the short-swing profit rules under Sections 13, 14 and 16 of the Exchange Act, respectively.

 The Bank

  The Bank, as a national banking association, is subject to primary supervision, periodic examination and regulation by the OCC. If, as a result of an examination of a bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate the Bank's deposit insurance, in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors. The Bank entered into the 1995 Formal Agreement with the OCC dated December 14, 1995, which imposes certain affirmative obligations and material restrictions on the Bank. See

Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Agreements."

  The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. See "Premiums for Deposit Insurance." The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

  Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements and disclosure obligations to depositors and borrowers.

 Capital Standards

  The Federal Reserve Board, the OCC and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

  A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. The regulators measure risk-adjusted assets, which include off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of, among other things, (i) common stockholders' equity capital (includes common stock and related surplus, and undivided profits); (ii) noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), including any related surplus; and (iii) minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of: (i) a limited amount of the allowance for possible loan and lease losses;
(ii) cumulative perpetual preferred stock; (iii) perpetual preferred stock (and any related surplus); (iv) term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

  In addition to the risk-based guidelines, the Federal Reserve Board and the OCC require banking organizations to maintain a minimum amount of Tier 1 capital to total assets. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratio that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

  Under the "prompt corrective action" regulations (discussed below) implemented pursuant to the FDICIA, the Bank will be considered "adequately capitalized" if it has a ratio of qualifying total capital to risk-weighted assets of 8%, Tier 1 capital to risk-weighted assets of 4% and a leverage ratio of 4% or greater. To be considered "well capitalized" the Company and the Bank must have a ratio of qualifying total capital to risk-weighted assets of 10%, Tier 1 capital to risk-weighted assets of 6% and a leverage ratio of 5% or greater as well as not be subject to any order or directive. Under certain circumstances, the Reserve Bank or the OCC may require an "adequately capitalized" institution to comply with certain mandatory or discretionary supervisory actions as if the Company or the Bank were undercapitalized. See "Regulation--Effects of Governmental Policies and Recent Legislation--Federal Deposit Insurance Corporation Improvement Act of 1991--Prompt Corrective Act." Although the Company and the Bank are each considered to be adequately capitalized, in accordance with the 1995 Formal Agreement, the Bank must maintain a Tier 1 risk-based capital ratio of at least 10% and a leverage-capital ratio of at least 6.5%. At December 31, 1996, the Bank's Tier 1 risk-based capital ratio was 6.95% and the leverage-capital ratio was 4.67%, both of which were not in compliance with the 1995 Formal Agreement. A capital plan was filed with the OCC on February 8, 1996.

  In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest-rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest-rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest-rate risk.

  In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses (ALLL) which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50% of assets classified doubtful; (c) 15% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's ALLL.

  Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations.

  Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

 Community Reinvestment Act and Fair Lending Developments

  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

  In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities, or complies with other procedural requirements.

  In March 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

  In connection with its assessment of CRA performance, the OCC assigns a rating of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based on an examination conducted during the third quarter of 1996, the Bank was rated "satisfactory."

 Potential and Existing Enforcement Actions

  Commercial banking organizations, such as the Bank, and their institution-affiliated parties, such as the Company, are subject to potential enforcement actions by the Reserve Bank, the FDIC and the OCC for any unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Bank), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDICIA. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

 Restrictions on Transfers of Funds to the Company by the Bank

  The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues, including funds available for the payments of dividends and other operating expenses, depend upon and will continue to depend upon, the receipt of dividends paid by the Bank. The Company's ability to pay cash dividends is limited by state law.

  There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two years, less any transfers to surplus or a fund for the retirement of any preferred stock. At December 31, 1996, the Bank did not have funds available for the payment of cash dividends. At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are, and will continue to be, primarily dividends paid by the Bank. In addition, under the Formal Agreement, the Bank is prohibited from paying cash dividends without the prior approval of the OCC.

  The OCC also has authority to prohibit the Bank from engaging in what, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the bank in question and other factors, it is possible that the OCC could assert that the payment of dividends or other payments is an unsafe or unsound practice under the circumstances. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines could limit the amount of dividends which the Bank or the Company may pay. See "Business--Supervision and Regulation--Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and "Capital Standards" for a discussion of these additional restrictions on capital distributions.

  The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate is limited to 10% of the Bank's capital stock and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital stock and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Supervision and Regulation--Prompt Corrective Regulatory Action and Other Enforcement Mechanisms."

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

EMPLOYEES

  As of March 14, 1997, the Company had 6 officers but no employees while the Bank had 41 full-time equivalent employees including 3 of the Company's officers. The Company and the Bank believe that the Bank's employee relations with its employees are good and it has not encountered a strike or material work stoppage.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

  Economic Conditions and Geographic Concentration. The Company's operations are located in Southern California. As a result of the geographic concentration, the Company's results depend largely upon economic conditions in these areas, which have been relatively volatile over the last several years. While the Southern California economy recently has exhibited positive economic and employment trends, there is no assurance that such trends will continue. A deterioration in economic conditions could have material adverse impact on the quality of the Company's loan portfolio and the demand for its products and services.

  Interest Rates. The Company anticipates that interest rate levels will remain generally constant in 1997, but if interest rates vary substantially from present levels, the Company's results may differ materially from the results currently anticipated. Changes in interest rates will influence the growth of loans, investments and deposits and affect the rates received on loans and investment securities and paid on deposits.

  Government Regulation and Monetary Policy. The banking industry is subject to extensive federal and state supervision and regulation. Significant new laws or changes in, or repeals of, existing laws may cause the Company's results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in United States government securities, the discount rate for bank borrowings and bank reserve requirements, and a material change in these conditions would be likely to have a material impact on the Company's results.

  Competition. The banking and financial services business in the Company's market areas are highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The results of the Company may differ if circumstances affecting the nature or level of competition change.

  Credit Quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Company's credit portfolio. Such policies and procedures, however, may not prevent unexpected losses that could materially adversely affect the Company's results.

  Other Risks. From time to time, the Company details other risks with respect to its business and/or financial results in its filings with the Commission.

ITEM 2. PROPERTIES

  The Bank leases space in an office building at 1840 Century Park East, Los Angeles, California. As of December 31, 1995, the Bank entered into a Lease Restructure Agreement with its landlord, which modified the Bank's future lease obligations by substantially reducing its rent expense. As a result of the modifications to the leases (the "Lease Modification"), the Bank reduced its space under its leases from approximately 42,400 square feet to 23,883 square feet. Further, the Lease Modification resulted in a decrease in the effective rent per square foot from approximately $4.00 to $2.33 or $55,666 per month for the period November 1, 1995 to October 31, 2000. Such reduction equals approximately $4.3 million during the first five years under the Lease Modification. The effective rent for the period November 1, 2000 to October 31, 2004 will be $2.83 per square foot or $67,607 per month. The rent is subject to annual adjustments for changes in property taxes and operating costs.

  Under the provision of the Lease Restructure Agreement, the Bank assigned its interests in its subleases to the landlord, and the Company issued the landlord a seven-year warrant to purchase up to 9.9% of the shares of capital stock of the Company at an exercise price of $1.50 per share (or such lower price as provided in the Warrant Agreement). The Company also granted the landlord registration rights with respect to shares purchased by the landlord (or its assignee) pursuant to the Warrant.

  The Company does not directly own or lease any property. Its administrative offices are located at the Bank's headquarters at 1840 Century Park East, Los Angeles, California 90067.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to routine litigation involving various aspects of its business. As of March 14, 1997, except as described below, none of the pending litigation, in the opinion of management, will have a material adverse impact on the consolidated financial condition of the Company.

 Other Litigation

  In February 1995, counterclaims were filed against the Bank in an action commenced by British & Commonwealth Merchant Bank ("BCMB"), as agent for itself and the Bank, in England against Lloyd's Underwriters and certain other parties (collectively, "Lloyd's"). The Bank and BCMB claimed that Lloyd's owed them a further $120,659 of insurance proceeds relating to a claim filed by BCMB (for itself and the Bank) for approximately $7.8 million under policies insuring repayment of a loan from the Bank and BCMB to Performance Guarantees, Inc. for production of a film entitled "Barr Sinister." On or about November 1991, Lloyd's paid approximately $7.8 million in insurance proceeds, which Lloyd's sought to recover a half each from the Bank and BCMB. In its counterclaim, Lloyd's contended that the Leading Underwriter lacked authority to issue the insurance policies and endorsements on behalf of all of the insurers under which payment was made and secondly, that material misrepresentations were made to the Leading Underwriter as to the likely budget for the film and that if the Leading Underwriter had known the true position he would not have accepted the film under the relevant policies. Lloyd's position, therefore, was that such payment should be returned to Lloyd's.

  The Bank reached an agreement with Lloyd's for the settlement of the Bank's claim against Lloyd's and Lloyd's counterclaims against the Bank. The Bank entered into the settlement not as a result of the Bank's conclusions as to the merits of Lloyd's counterclaims against the Bank, but solely as a matter of resolving those counterclaims in connection with the Bank's effort to recapitalize.

  The settlement was originally conditioned on the recapitalization of the Bank on or before March 31, 1997, and, in light of that condition, "tolling" agreements were entered into with various third parties to preserve the Bank's ability to institute, if necessary, further proceedings against those third parties for potential losses that may have arisen from the continuation of Lloyd's counterclaims, if the settlement had not been concluded. The settlement agreement originally provided that the Bank would pay $500,000 to Lloyd's on the earlier of the seventh day following the completion of the Bank's recapitalization through the Offerings or March 31, 1997 and an additional $500,000 on the second anniversary of that payment. The agreement also provided that BCMB will release the Bank from any claim that BCMB might have against the Bank should BCMB suffer loss in connection with Lloyd's counterclaims against BCMB in the continuing litigation. Prior to December 31, 1996, the Company and all affected parties agreed to a single payment of the settlement of the $1.0 million on a discounted lump sum basis, which payment was made, thereby concluding and completing the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There was no submission of matters to a vote of shareholders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The common stock of the Company was traded, until March 10, 1997, in the over-the-counter market on The Nasdaq National Market tier of the Nasdaq Stock Market, under the symbol MBLA. The following table shows the high and low trade prices of the Company's common stock for each quarter of 1995 and 1996 as quoted by the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). Additionally, there may have been transactions at prices other than those shown during that time.

    QUARTER ENDED:                                                   HIGH   LOW
    --------------                                                   ----- -----
   March 31, 1995................................................... $3.75 $2.06
   June 30, 1995....................................................  4.00  3.50
   September 30, 1995...............................................  4.00  2.75
   December 31, 1995................................................  3.50  1.25
   March 31, 1996...................................................  2.06  1.25
   June 30, 1996....................................................  2.38  1.50
   September 30, 1996...............................................  1.88  1.13
   December 31, 1996................................................  1.25  1.00

  On March 11, 1997, the Nasdaq Stock Market, Inc. moved the Company's common stock from The Nasdaq National Market tier to The Nasdaq Small Cap tier. At March 14, 1997, the closing trade price for the Company's common stock as quoted by Nasdaq was $2.06 per share. At March 14, 1997, the Company had 268 registered shareholders of record.

  The Company has not paid a cash dividend on the Common Stock since July 1990 and there can be no assurance that the Company will generate earnings in the future which would permit the declaration of dividends. The Company is prohibited by the terms of the 1995 MOU from declaring or paying a dividend without prior notice to the Reserve Bank, which may prohibit the payment of dividends. In addition, the source of any such dividends is likely to be dividends from the Bank. The Bank is also limited in the amount of dividends which it may distribute according to the terms of the 1995 Formal Agreement. Pursuant to the 1995 Formal Agreement, the Board of Directors of the Bank may declare or pay dividends only: (i) when the Bank is in compliance with 12 U.S.C. Sections 56, 60, and 1831o(d)(1); (ii) when the Bank is in compliance with the capital program developed pursuant to the 1995 Formal Agreement; (iii) when such dividend payment is consistent with the capital levels specified in paragraph (1) of the 1995 Formal Agreement; (iv) when the Company has sufficient retained earnings as set forth in the Retained Earnings Test under California General Corporation Law. The Retained Earnings Test is defined as the Company's retained earnings (determined on a consolidated basis according to generally accepted accounting principles) or, if after giving effect to such distribution, all of the Company's assets equal 1.25 times the Company's liabilities and (v) with prior written approval of the OCC. See "Regulation." Further, it is anticipated that for the foreseeable future any earnings which may be generated will be retained for the purpose of increasing the Company's capital and reserves to facilitate growth.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents selected consolidated financial and other data of the Company for each of the years in the five-year period ended December 31, 1996. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere in this Prospectus including the Company's Audited Consolidated Financial Statements and Notes thereto.

                                     FOR THE YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------
                             1996        1995        1994        1993       1992
                          ----------  ----------  ----------  ---------- ----------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Interest income........  $    8,757  $   11,634  $   20,900  $   20,612 $   22,577
 Interest expense.......       3,079       3,979       5,526       5,920      7,621
                          ----------  ----------  ----------  ---------- ----------
 Net interest income....       5,678       7,655      15,374      14,692     14,956
 Provision for credit
  losses................         --        2,307       7,330       2,000      3,050
                          ----------  ----------  ----------  ---------- ----------
 Net interest income
  after provision for
  credit losses.........       5,678       5,348       8,044      12,692     11,906
 Other operating (loss)
  income................         502      (1,315)     (2,857)      1,474      2,140
 Other operating
  expense(1)............       8,003      11,233      13,714      14,058     17,014
                          ----------  ----------  ----------  ---------- ----------
 (Loss) income before
  income tax benefit and
  cumulative effect of
  change in accounting
  principle.............      (1,823)     (7,200)     (8,527)        108     (2,968)
 Income tax benefit.....         579         --          --          --         --
                          ----------  ----------  ----------  ---------- ----------
 Net (loss) income
  before cumulative
  effect of change in
  accounting principle..      (1,244)     (7,200)     (8,527)        108     (2,968)
 Cumulative effect of
  change in accounting
  principle.............         --          --          --           63        --
                          ----------  ----------  ----------  ---------- ----------
 Net (loss) income......  $   (1,244) $   (7,200) $   (8,527) $      171 $   (2,968)
                          ==========  ==========  ==========  ========== ==========
PER SHARE DATA:
 Net (loss) income fully
  diluted(2)............  $     (.40) $    (2.34) $    (2.79) $     0.05 $    (0.98)
 Book value (period
  ending)(3)............        1.57        1.95        3.35        7.29       7.12
 Weighted average shares
  outstanding(2)........   3,078,146   3,078,146   3,055,584   3,041,268  3,035,379
BALANCE SHEET DATA--AT
 PERIOD END:
 Assets.................  $  109,416  $  131,992  $  232,979  $  303,120 $  351,638
 Securities.............      18,630      20,417      62,056      62,022        --
 Loans receivable.......      62,547      82,012     115,284     161,791    175,736
 Allowance for credit
  losses................       2,969       3,805       3,063       6,697      6,009
 Deposits
 Interest-bearing
  demand, money market
  accounts and savings..      28,454      28,565      44,363      61,876     73,663
 Noninterest-bearing
  demand................      34,752      44,579      87,430     110,607    141,849
 Time certificates of
  deposit...............      40,648      47,099      76,022      96,363     92,724
                          ----------  ----------  ----------  ---------- ----------
 Total deposits.........     103,854     120,243     207,815     268,846    308,236
                          ----------  ----------  ----------  ---------- ----------
 Shareholders' equity...       4,845       6,011      10,308      22,199     21,601

                                    FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------
                             1996        1995        1994        1993       1992
                           ---------   ---------   ---------   ---------  ---------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
AVERAGE BALANCE SHEET
 DATA--AVERAGE BALANCES:
 Federal funds sold......  $  19,572   $  16,034   $   7,739   $  11,822  $  17,067
 Investment securities...     17,398      26,681      79,148      93,916     61,026
 Short-term investments..        --          174          45         595      2,657
 Loans receivable........     69,975      95,771     140,079     159,680    192,546
 Allowance for credit
  losses.................      3,407       3,504       8,172       7,573      8,167
                           ---------   ---------   ---------   ---------  ---------
 Loans, net..............     66,568      92,267     131,907     152,107    184,379
                           ---------   ---------   ---------   ---------  ---------
 Total assets............    112,303     149,399     245,555     291,166    294,406
 Noninterest-bearing
  demand deposits........     36,518      52,246      77,445      89,605     78,607
 Total deposits..........    104,118     134,218     212,755     251,934    246,369
 Shareholders' equity....      5,500       9,033      19,086      21,713     24,643
SELECTED PERFORMANCE
 RATIOS:
 (Loss) return on average
  assets.................      (1.11)%     (4.82)%     (3.47)%      0.06%     (1.01)%
 (Loss) return on average
  shareholders' equity...     (22.61)%    (79.71)%    (44.68)%      0.79%    (12.04)%
 Average shareholders'
  equity to average
  assets.................       4.90 %      6.05 %      7.77 %      7.46%      8.37 %
 Other core operating
  expenses to average
  assets(4)..............       6.24 %      7.52 %      5.58 %      4.83%      5.78 %
 Net yield on interest-
  earning assets.........       5.31 %      5.52 %      6.77 %      5.56%      5.53 %
 Ratio of earnings to
  fixed charges(5).......        --          --          --         1.02%       --
CAPITAL RATIOS:
 Company:
 Tier 1 risk-based.......       6.96%       6.96%       9.84%      11.94%      9.85%
 Total risk-based........       8.25%       8.25%      11.11%      13.25%     11.12%
 Leverage................       4.68%       4.68%       5.65%       7.11%      7.39%
 Bank:
 Tier 1 risk-based.......       6.95%       6.95%       9.80%      11.65%      9.57%
 Total risk-based........       8.24%       8.24%      11.06%      12.95%     10.84%
 Leverage................       4.67%       4.67%       5.62%       6.93%      7.18%
ASSET QUALITY:
 Nonaccrual loans........  $     928   $     573   $   3,426   $   7,780  $   6,316
 Troubled debt
  restructurings.........      5,016       5,167       5,582       5,584      5,043
 Loans contractually past
  due ninety or more days
  with respect to either
  principal or interest
  and still accruing
  interest...............        300         221       1,507       2,502         47
                           ---------   ---------   ---------   ---------  ---------
 Total nonperforming
  loans..................      6,244       5,961      10,515      15,866     11,406
 Other real estate
  owned(6)...............        556         581       1,529       6,175      5,613
                           ---------   ---------   ---------   ---------  ---------
 Total nonperforming
  assets.................      6,800       6,542      12,044      22,041     17,019
ASSET QUALITY RATIOS:
 Nonaccrual loans to
  total assets...........        0.8%        0.4%        1.5%        2.6%       1.8%
 Nonaccrual assets to
  total assets(7)........        1.4%        0.9%        2.1%        4.6%       3.4%
 Allowance for credit
  losses to nonaccrual
  loans..................      319.9%      664.0%       89.4%       86.1%      95.1%
 Allowance for credit
  losses to nonaccrual
  assets(7)..............      200.1%      329.7%       61.8%       48.0%      50.4%
 Classified assets to
  allowance for credit
  losses plus
  shareholders' equity...      106.2%       79.1%      149.2%      139.4%     156.7%
 Classified assets to
  allowance for credit
  losses plus
  shareholders'
  equity(8)..............       43.9%       29.5%      112.8%      122.5%     139.1%

--------
(1) Includes a legal settlement of $1.0 million for the year ended December 31, 1996. (See "Business--Legal Proceedings--Other Litigation.")
(2) The weighted average number of shares of Common Stock outstanding for the years ended December 31, 1996, 1995 and 1994 was used to compute loss per share data as the use of average shares outstanding including Common Stock equivalents would be antidilutive. The weighted average number of shares used to compute fully diluted earnings per share in 1993 and 1992 was 3,171,250 and 3,035,660, respectively.
(3) Book value per share numbers are based on the number of shares outstanding at period end and does not give effect to outstanding options and warrants to purchase Common Stock or to the Reverse Stock Split.
(4) Other core operating expenses equals other operating expenses excluding legal settlement of $1.0 million for the year ended December 31, 1996. (See "Business--Legal Proceedings--Other Litigation.")

(5) The ratio of earnings to fixed charges were computed by dividing (loss) income before income tax benefit and cumulative effect of change in accounting principle plus fixed charges, by fixed charges. Fixed charges represent total interest expense. Except for the year ended December 31, 1993, earnings were inadequate to cover fixed charges by $1.8 million, $7.2 million, $8.5 million and $3.0 million for the years ended December 31, 1996, 1995, 1994 and 1992, respectively.
(6) Includes OREO acquired by the Bank through legal foreclosure and/or deed-in-lieu of foreclosure and loans classified as in-substance foreclosures.
(7) Nonaccrual assets are comprised of nonaccrual loans plus OREO.
(8) Excludes one loan, a trouble debt restructuring with a principal balance of $4.9 million at December 31, 1996, 1995, 1994, 1993 and 1992. This loan is secured by a first deed of trust on a single-family residence which, as of December 1996, had an appraised value of $10.0 million.

  For further discussion of regulatory capital requirements applicable to the Company and the Bank, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Regulatory Agreements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements under this caption constitute "forward-looking statements" under the Reform Act which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which the Company conducts its operations, fluctuations in interest rates, credit quality and government regulation. For additional information concerning these factors, see "Item 1. Business-- Factors That May Affect Future Results."

OVERVIEW

  The Company's net loss for the year ended December 31, 1996, was $1.2 million or $.40 per share as compared to a net loss of $7.2 million or $2.34 per share for the year ended December 31, 1995. Declining loan balances continued to negatively impact the Company's loan interest income, while sales of securities during 1995 resulted in decreased interest income from securities. Other operating expenses decreased 29% (including the settlement of a lawsuit for $1.0 million) during the year ended December 31, 1996, as compared to the year ended December 31, 1995. The net loss for the year ended December 31, 1995, was $7.2 million or $2.34 per share as compared to a net loss of $8.5 million or $2.79 per share for the year ended December 31, 1994. The net losses for 1995 and 1994 were primarily attributed to increased provisions for credit losses and the realized losses from the sale of investment securities available-for-sale.

  Net interest income for the year ended December 31, 1996, was $5.7 million, compared to $7.7 million for the year ended December 31, 1995. This decrease was primarily due to the decreased volumes of interest-bearing assets and interest-bearing liabilities, which resulted from management's planned restructuring of the balance sheet. This restructuring plan emphasized the reduction of criticized and classified assets and non-strategic relationships pertaining to both loans and deposits. Investment securities were sold in order to facilitate this planned reduction of deposits and to bolster liquidity.

  Net interest income for the year ended December 31, 1995, was $7.7 million, compared to $15.4 million for the year ended December 31, 1994. This decrease is primarily attributable to decreases in the volume of interest-earning assets created by declining loan balances, and the sale of securities during the year ended December 31, 1995, and during the fourth quarter of the year ended December 31, 1994. In addition, net interest income for the year ended December 31, 1994, included the accretion of discounts of $3.9 million related to the 1993 purchase of $20.8 million of loans from the FDIC. Further, net interest income for the year ended December 31, 1994, included the accretion of a deferred gain of $544,000 from the sale of a prime rate based floor component of an interest rate collar contract which expired in June 1994. See "Note 8 to the Consolidated Financial Statements."

  As a result of Management's periodic analysis of the allowance for credit losses, there was no provision for credit losses for the year ended December 31, 1996, compared to a provision of $2.3 million for the corresponding period in 1995. The Bank's allowance for credit losses as a percentage of nonperforming assets decreased to 43.7% at December 31, 1996, from 58.2% at December 31, 1995 as a result of no provision for credit losses for the year ended December 31, 1996 and loan charge-offs of $836,000, net of recoveries of loans previously charged-off of $464,000.

  The provision for credit losses for the year ended December 31, 1995, was $2.3 million compared to $7.3 million for the year ended December 31, 1994. The provision for credit losses during the year ended December 31, 1994, was primarily due to the $20.8 million loan portfolio purchased from the FDIC during the year ended December 31, 1993. At the time of purchase in 1993, the Bank had recorded an allowance for credit losses of $4.0 million. This allowance was subsequently reclassified as a purchase discount and accreted over the term of the related loans. Concurrent with this reclassification in 1994, the Bank added $4.1 million to the provision for credit losses to absorb losses from this portfolio. Charge-offs related to the $20.8 million of purchased loans totaled $4.0 million during the year ended December 31, 1994. From December 31, 1994, through December 31, 1996, the Bank has charged off $1.3 million related to this purchased portfolio.

  Total assets of the Company at December 31, 1996, were $109.4 million, a decrease of $22.6 million or 17.1% from total assets at December 31, 1995, of $132.0 million. The decrease was due to a $1.8 million decrease in securities, a $19.5 million decrease in loans receivables and a $2.2 million decrease in cash and cash equivalents. At the same time, customer deposits decreased by $16.3 million or 13.6% to $103.9 million at December 31, 1996, from $120.2 million at December 31, 1995. Total assets of the Company at December 31, 1995, were $132.0 million compared to $233.0 million at December 31, 1994.

  As a part of the Company's capital plan for the Bank and its restructuring of the organization to return to profitability, the Company reduced the Bank's asset size through sales of securities available-for-sale, reduced classified assets through the sales of loans and OREO, and reduced operating expenses through consolidating functions and reduction of personnel. The restructuring of the Bank began during the third quarter of 1994 and the Bank continues to improve the quality of its assets, minimize its interest-rate risk, generate fee income, and reduce overhead expenses in efforts to return to profitability. However, should a reduction in asset size continue to occur without corresponding reductions in operating expenses, interest income from the reduced earning asset base may not cover operating expenses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

  The Bank's earnings depend largely upon the difference between the income received from its loan and investment portfolios and the interest paid on its liabilities, primarily interest paid on deposits. This difference is net interest income. Net interest income represents the Bank's most significant source of earnings. The Bank's ability to generate profitable levels of net interest income is largely dependent on its ability to maintain sound asset quality and appropriate levels of capital and liquidity. The Bank's inability to maintain strong asset quality, capital or liquidity may adversely affect
(i) the ability to accommodate desirable borrowing customers, thereby inhibiting growth in quality higher-yielding earning assets; (ii) the ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

  The Bank analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the interest yield received on earning assets and the interest rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Bank's net yield on interest-earning assets is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Bank's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the action of the Federal Reserve Board. Table 1 presents the average yield on each category of earning assets, average rate paid on each category of interest-bearing liability, and the resulting interest rate spread and net yield on earning assets for each year in the three-year period ended December 31, 1996. Yields on tax-exempt investment securities presented in Table 1 have not been adjusted to a fully taxable equivalent to recognize the income tax savings and to facilitate comparison of taxable and tax-exempt assets because of utilized operating loss carryforwards.

  1996 COMPARED TO 1995. Net interest income for the year ended December 31, 1996, was $5.7 million, a decrease of $2.0 million from $7.7 million for the year ended December 31, 1995. This decrease was primarily due to the decreased volume of interest-earning assets and the decreased volume of interest-bearing liabilities.

  The average yield on interest-earning assets was 8.19% during the year ended December 31, 1996, a decrease of 20 basis points from the average yield of 8.39% during the year ended December 31, 1995. During this period, the rates paid on interest-bearing liabilities decreased 14 basis points to 4.48% from 4.62% for the year ended December 31, 1995. As a result, the net yield on interest-earning assets decreased 21 basis points to 5.31% during the year ended December 31, 1996, from 5.52% during the year ended December 31, 1995.

  Average interest-earning assets decreased $31.8 million to $106.9 million during the year ended December 31, 1996, from $138.7 million during the year ended December 31, 1995. Average interest-bearing liabilities decreased $17.4 million to $68.7 million during the year ended December 31, 1996, from $86.1 million during the year ended December 31, 1995. These reductions were the result of management's restructuring plan which emphasized the reduction of criticized and classified assets and non-strategic loan and deposit relationships. This planned restructuring was borne by management's intention to improve liquidity and maintain capital levels above regulatory minimums, in response to prolonged operating losses which eroded shareholders' equity.

  Average loan volume has continued to decline, decreasing to $70.0 million during the year ended December 31, 1996, compared to $95.8 million during the same period in 1995. The volume of outstanding loans has continued to decline due to (i) the ongoing recession affecting the Company's primary service area;
(ii) scheduled loan amortizations; and (iii) management's planned restructuring of the loan portfolio to reduce criticized and classified assets and non-strategic loan relationships. Management believes that a lower volume of loans will continue to affect adversely the Bank's net interest income, interest rate spread, and net yield on earning assets during the foreseeable future. See "Capital Resources and Liquidity."

  1995 COMPARED TO 1994. Net interest income for the year ended December 31, 1995, was $7.7 million, as compared to $15.4 million for the year ended December 31, 1994. The decrease is primarily attributable to declining loan balances, the sale of securities during 1995, and the fourth quarter of 1994.

  The average yield on interest-earning assets during the year ended December 31, 1995, was 8.39%, a decrease of 82 basis points from the average yield of 9.21% during the year ended December 31, 1994. This was primarily the result of a significant reduction in volume during 1995 of higher yielding loans. During this period, the rates paid on interest-bearing liabilities increased 84 basis points to 4.62% from 3.78% for the year ended December 31, 1994, due to the increased rates paid on time deposits. As a result, the net yield on interest-earning assets decreased from 6.77% during the year ended December 31, 1994, to 5.52% during the year ended December 31, 1995.

  Average interest-earning assets decreased $88.3 million to $138.7 million during the year ended December 31, 1995 from $227.0 million during the year ended December 31, 1994. Average interest-bearing liabilities decreased $60.1 million to $86.1 million during the year ended December 31, 1995, from $146.2 million during the year ended December 31, 1994.

  Loan interest income in 1994 included the accretion of deferred gain from the Company's prime-based interest rate floor contract and the accretion of discount on the purchased loans, discussed below. The net yield on earning assets and the net interest rate spread for 1995 were 5.52% and 3.77%, respectively, as compared to 6.77% and 5.43%, respectively, for 1994, including the effect of the accretion of deferred gain and discounts. This also is reflected in the decreased net interest income for 1995.

  EFFECTS OF NONPERFORMING LOANS ON NET INTEREST INCOME. Foregone interest income attributable to nonperforming loans totaled $171,000, $160,000 and $1.2 million for the years ended December 31, 1996, 1995, and 1994, respectively. This resulted in a reduction in yield on average loans receivable of 24 basis points, 17 basis points and 83 basis points for the years ended December 31, 1996, 1995, and 1994, respectively. Although the Bank sold a large portion of the nonperforming loans in February 1995, to the extent that additional loans are identified as nonperforming in future periods, operating results will continue to be adversely affected.

  FUTURE EFFECTS OF CONTINUED DECLINE IN LOAN VOLUME. Loan volume continued to decline during 1996, decreasing to $62.5 million at December 31, 1996, from $82.0 million at December 31, 1995. Average balances for 1996 totaled $70.0 million compared to $95.8 million for 1995. The volume of outstanding loans has continued to decline since the second quarter of 1991, due to the ongoing recession affecting the Company's primary market area, the planned restructuring, and lack of effective marketing efforts. Management believes that a lower volume of loans will continue to affect adversely the Company's net interest income, interest rate spread, and net yield on earning assets during the foreseeable future. See "Capital Resources and Liquidity."

  COMPARISON OF NET YIELD AND INTEREST RATE SPREAD. The Bank's net yield on interest-earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Noninterest-bearing demand deposits totaled $34.8 million at December 31, 1996, representing 33.5% of total deposits, compared to $44.6 million, representing 37.1% of total deposits at December 31, 1995. Of these noninterest-bearing demand deposits, $8.8 million or 8.0% of total assets were represented by real estate title and escrow company deposits at December 31, 1996, compared to $9.8 million and $17.6 million or 7.5% and 7.6% of total assets at December 31, 1995, and 1994, respectively. While these deposits are noninterest-bearing, they are not cost-free funds. Customer service expense, primarily costs related to external accounting, data processing and courier services provided to title and escrow company depositors are incurred by the Bank to the extent that certain average noninterest-bearing deposits are maintained by such depositors, and such deposit relationships are determined to be profitable. Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers were classified as interest expense, the Bank's reported net interest income for the years ended December 31, 1996, 1995, and 1994, would be reduced by $349,000, $489,000, and $423,000, respectively.
Similarly, this would create identical reductions in other operating expense. The net yield on interest-earning assets for the years ended December 31, 1996, 1995, and 1994, would have decreased 32.6 basis points, 35.3 basis points, and 18.6 basis points, respectively.

TABLE 1
AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME

                                 YEAR ENDED                 YEAR ENDED                 YEAR ENDED
                              DECEMBER 31, 1996          DECEMBER 31, 1995          DECEMBER 31, 1994
                          -------------------------- -------------------------- --------------------------
                                    INTEREST AVERAGE           INTEREST AVERAGE           INTEREST AVERAGE
                          AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                           AMOUNT   EXPENSE   RATE    AMOUNT   EXPENSE   RATE    AMOUNT   EXPENSE   RATE
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
                                                     (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold and
 securities purchased
 under agreements to
 resell.................  $ 19,572   $1,024   5.23%  $ 16,034  $   933    5.82% $  7,739  $   333    4.30%
Interest-bearing
 deposits in other
 financial institutions.       --       --     --         174        7    4.02%       45        3    6.67%
Securities held to
 maturity: U.S. Treasury
 and agency, corporate
 and other securities...       888       62   6.98%       --       --      --     11,673      610    5.23%
Securities available for
 sale:
 U.S. Treasury and
  agency, corporate and
  other securities......    16,510      928   5.62%    26,636    1,383    5.19%   64,252    3,625    5.64%
 Tax-exempt municipal
  securities............       --       --     --          45       12   26.67%      326       50   14.89%
Trading securities......       --       --     --         --       --      --      2,895      130    4.49%
Loans receivable(1) (2).    69,975    6,743   9.64%    95,771    9,299    9.71%  140,079   16,149   11.53%
                          --------   ------          --------  -------          --------  -------
 Total interest earning
  assets................  $106,945   $8,757   8.19%  $138,660  $11,634    8.39% $227,009  $20,900    9.21%
                                     ======                    =======                    =======
Noninterest earning
 assets:
 Cash and due from
  banks-- demand........     5,878                      9,403                     16,203
 Other assets...........     2,887                      4,840                     10,515
 Allowance for credit
  losses................    (3,407)                    (3,504)                    (8,172)
                          --------                   --------                   --------
 Total assets...........  $112,303                   $149,399                   $245,555
                          ========                   ========                   ========

AVERAGE BALANCE SHEETS AND
ANALYSIS OF NET INTEREST INCOME

                                YEAR ENDED                 YEAR ENDED                 YEAR ENDED
                             DECEMBER 31, 1996          DECEMBER 31, 1995          DECEMBER 31, 1994
                         -------------------------- -------------------------- --------------------------
                                   INTEREST AVERAGE           INTEREST AVERAGE           INTEREST AVERAGE
                         AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                          AMOUNT   EXPENSE   RATE    AMOUNT   EXPENSE   RATE    AMOUNT   EXPENSE   RATE
                         --------  -------- ------- --------  -------- ------- --------  -------- -------
                                                    (DOLLARS IN THOUSANDS)
Liabilities and
shareholders' equity:
Interest-bearing
deposits:
 Demand................. $  5,914   $   76   1.29%  $  7,341   $  137   1.87%  $  9,493  $   144   1.52%
 Money market and
 savings................   21,556      634   2.94%    29,001    1,002   3.46%    39,852    1,274   3.20%
 Time certificates of
 deposit:
   $100,000 or more.....    7,465      419   5.61%     8,876      542   6.11%    11,481      471   4.11%
   Under $100,000.......   32,665    1,925   5.89%    36,754    2,188   5.95     74,484    3,309   4.44%
                         --------   ------          --------   ------          --------  -------
 Total time
 certificates of
 deposit................   40,130    2,344   5.84%    45,630    2,730   5.98%    85,965    3,780   4.40%
                         --------   ------          --------   ------          --------  -------
 Total interest-bearing
 deposits...............   67,600    3,054   4.52%    81,972    3,869   4.72%   135,310    5,198   3.84%
Federal funds purchased
and securities sold
under agreements to
repurchase..............    1,140       25   2.19%     4,154      110   2.65%    10,863      328   3.02%
                         --------   ------          --------   ------          --------  -------
 Total interest-bearing
 liabilities............ $ 68,740   $3,079   4.48%  $ 86,126   $3,979   4.62%  $146,173  $ 5,526   3.78%
                                    ======   ====              ======                    =======
Noninterest-bearing
liabilities:
 Noninterest-bearing
 demand deposits........   36,518                     52,246                     77,445
 Other liabilities......    1,545                      1,994                      2,851
Shareholders' equity....    5,500                      9,033                     19,086
                         --------                   --------                   --------
Total liabilities and
shareholder's equity.... $112,303                   $149,399                   $245,555
                         ========                   ========                   ========
 Net interest income
 (spread)                           $5,678   3.71%             $7,655   3.77%            $15,374   5.43%
                                    ======                     ======                    =======
Excess of interest
earning assets over
interest-bearing
liabilities............. $ 38,206                   $ 52,534                   $ 80,836
 Net yield on earning
 assets (2).............                     5.31%                      5.52%                      6.77%
Loans as a percent of
total deposits ("loan-
to-deposit ratio")......     67.2%                      71.4%                      65.8%

-----
(1) The average balance of nonperforming loans has been included in loans receivable.
(2) Yields and amounts earned on loans include loan fees of $24,000, $150,000 and $121,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

TABLE 2
INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE(1)

                              1996 VS 1995              1995 VS 1994               1994 VS 1993
                          -----------------------  -------------------------  ------------------------
                          VOLUME   RATE    TOTAL   VOLUME    RATE     TOTAL   VOLUME    RATE    TOTAL
                          -------  -----  -------  -------  -------  -------  -------  ------  -------
                                                 (DOLLARS IN THOUSANDS)
Interest Income:
Federal funds sold and
securities purchased
under agreements to
resell..................  $   206  $(115) $    91  $   357  $   243  $   600  $  (178) $  136  $   (42)
Interest-bearing
deposits in other
financial institutions..       (7)   --        (7)       9       (5)       4      (30)      1      (29)
Securities held-to-
maturity:
 U.S. Treasury and
 agency, corporate and
 other securities.......      --      62       62     (610)     --      (610)  (3,765)   (271)  (4,036)
 Tax-exempt municipal
 securities.............      --     --       --       --       --       --       (50)    --       (50)
Securities available-
for-sale:
 U.S. Treasury and
 agency, corporate and
 other securities.......     (526)    71     (455)  (2,122)    (119)  (2,241)   3,067     244    3,311
 Tax-exempt municipal
 securities.............      (12)   --       (12)     (42)       5      (37)     (15)     20        5
Trading securities......      --     --       --      (130)     --      (130)    (132)     45      (87)
Loans receivable (2)....   (2,505)   (51)  (2,556)  (5,109)  (1,743)  (6,852)  (1,980)  3,196    1,216
                          -------  -----  -------  -------  -------  -------  -------  ------  -------
 Total interest-earning
 assets.................  $(2,844) $ (33) $(2,877) $(7,647) $(1,619) $(9,266) $(3,083) $3,371  $   288
                          =======  =====  =======  =======  =======  =======  =======  ======  =======
Interest Expense:
Interest-bearing
deposits:
 Demand.................  $   (27) $ (34) $   (61) $   (33) $    26  $    (7) $   (53) $   26  $   (27)
 Money market and
 savings................     (257)  (111)    (368)    (347)      74     (273)    (234)    207      (27)
 Time certificates of
 deposit:
  $100,000 or more......      (86)   (37)    (123)    (107)     177       70     (169)     78      (91)
  Under $100,000........     (244)   (19)    (263)  (1,675)     556   (1,119)    (474)    249     (225)
                          -------  -----  -------  -------  -------  -------  -------  ------  -------
 Total time certificates
 of deposit.............     (330)   (56)    (386)  (1,782)     733   (1,049)    (643)    327     (316)
                          -------  -----  -------  -------  -------  -------  -------  ------  -------
Total interest-bearing
deposits................     (614)  (201)    (815)  (2,162)     833   (1,329)    (930)    560     (370)
Federal funds purchased
and securities sold
under agreements to
repurchase..............      (80)    (5)     (85)    (203)     (15)    (218)    (115)     91      (24)
                          -------  -----  -------  -------  -------  -------  -------  ------  -------
 Total interest-bearing
 liabilities............  $  (694) $(206) $  (900) $(2,365) $   818  $(1,547) $(1,045) $  651  $  (394)
                          =======  =====  =======  =======  =======  =======  =======  ======  =======
Net interest income.....  $(2,150) $ 173  $ 1,977  $(5,282) $(2,437) $(7,719) $(2,038) $2,720  $   682
                          =======  =====  =======  =======  =======  =======  =======  ======  =======

----
(1) The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of the changes in each.
(2) Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

  Provisions for credit losses are charged to earnings to bring the total allowance for credit losses to a level deemed appropriate by management based on such factors as historical experience, the volume and type of lending conducted by the Bank, the amount of nonperforming loans, regulatory policies, generally accepted accounting principles, general economic conditions, and other factors related to the collectability of loans in the Bank's portfolio.

  1996 COMPARED TO 1995. Each month the Bank reviews the allowance for credit losses and makes additional transfers to the allowance, as needed. As a result of Management's periodic analysis of the allowance for credit losses, there was no provision for credit losses for the year ended December 31, 1996, compared to a provision of $2.3 million for the corresponding period in 1995. Due to loan charge-offs of $836,000, net of recoveries of loans previously charged-off of $464,000, the Bank's allowance for credit losses as a percentage of nonperforming assets decreased to 43.7% at December 31, 1996, from 58.2% at December 31, 1995.

  1995 COMPARED TO 1994. The provision for credit losses for the year ended December 31, 1995, was $2.3 million, compared to $7.3 million for the year ended December 31, 1994. The provision for credit losses during the year ended December 31, 1994, was primarily due to the $20.8 million loan portfolio purchased from the FDIC during the year ended December 31, 1993. At the time of purchase in 1993, the Bank had recorded an allowance for credit losses of $4.0 million. This allowance was subsequently reclassified as a purchase discount and accreted over the term of the related loans. Concurrent with this reclassification in 1994, the Bank added $4.1 million to the provision for credit losses to absorb losses from this portfolio. Charge-offs related to the $20.8 million of purchased loans totaled $4.0 million during the year ended December 31, 1994. Since December 31, 1994, through December 31, 1996, the Bank has charged off $1.3 million related to this purchased portfolio.

  To improve asset quality and future profitability, in February 1995, the Bank sold loans with an outstanding principal balance of $13.5 million, realizing net proceeds of $6.6 million. This loan portfolio consisted of criticized and/or nonperforming loans and loans that were previously charged-off. At December 31, 1994, the loans sold in February 1995 were carried based on the ultimate sales price net of, lower of cost or market adjustment of $851,000, charge-offs totaling $2.0 million, and loans that were previously charged-off totaling $4.0 million.

  The decrease in the provision for credit losses during 1995 resulted from the decrease in loan balances, the sale of loans, improved collections, and reduced net charge-offs in 1995. As of December 31, 1996, the Company believes based on its periodic analysis that the allowance for credit losses was adequate.

OTHER OPERATING INCOME

 Securities Transactions

  1996 COMPARED TO 1995. During 1996, the Company restructured its investment portfolio in an effort to increase yield, reduce volatility to unexpected market changes, and stagger maturities to meet overall liquidity requirements. Accordingly, during the year ended December 31, 1996, the Company sold $10.5 million of investment securities available-for-sale, realizing a net loss of $3,300. The net loss on sale of $46.9 million of investment securities available-for-sale-for the year ended December 31, 1995, was $1.2 million. The net unrealized losses on securities available-for-sale decreased by $78,000 to $76,000 at December 31, 1996, primarily as a result of the sale of securities previously discussed. The net realized losses on securities available-for-sale decreased $2.9 million to $154,000 for the year ended December 31, 1995.

  1995 COMPARED TO 1994. The Company continued to reduce asset size through restructuring the securities portfolio during 1995, including the sale of securities available-for-sale that were funded by high rate deposits to minimize future interest-rate risk and decrease volatile liability dependency. During 1995, the Bank sold $46.9 million of investment securities available for sale, and terminated a related interest rate swap contract, realizing a net loss of $1.2 million on the sale of securities and a loss of $1.3 million on the termination of the interest rate swap contract. The 1994 losses on sales of securities were $1.4 million, resulting primarily from transactions occurring mainly in the fourth quarter of that year. The net unrealized loss on securities available-for-sale decreased by $2.9 million during the year ended December 31, 1995, primarily as a result of the sales of securities and realization of related losses, as compared to an increase of $3.5 million in net unrealized losses on securities available for sale during the year ended December 31, 1994.

  During the year ended December 31, 1994, losses on sales of securities were $1.4 million, primarily the result of transactions during the fourth quarter of that year. In the fourth quarter of 1994, the Bank sold approximately $30.0 million of investment securities and realized a loss of $1.3 million. The loss on sale of trading securities totaled $112,000 for the year ended December 31, 1994. Activity in trading securities ceased during 1994, and management does not intend to engage in this activity in the foreseeable future.

  The Bank's plan is to minimize its securities available-for-sale portfolio through sales and maturities and to allocate future purchases of securities to the held-to-maturity portfolio in order to provide a source of liquidity and maintain appropriate levels of pledged collateral for retail customers repurchase agreements and other deposits as required.

  Activity in trading securities ceased during 1994 and management does not intend to engage in this activity in the foreseeable future.

  As discussed further under "Repurchase Agreements", the Company pledges certain securities as collateral for retail (customer) repurchase agreements FRB discount lines, and other deposits, as required. At December 31, 1996, total securities pledged amounted to $4.0 million. The Company may pledge additional securities as collateral for borrowings against wholesale (dealer) repurchase agreements to the extent such agreements become necessary to meet future liquidity needs.

 Fee and Other Income

  As set forth in the accompanying consolidated statements of operations, the Company's principal sources of recurring other operating income currently are letters of credit and foreign exchange services, investment services, and deposit-related and other customer services. As set forth in the accompanying consolidated statements of operations, the Bank's principal sources of fee and other income is income related to international, investment, deposit, and other customer services. In addition, other operating income also includes the results of activities related to transactions involving the Bank's securities portfolio and the result of activities related to transactions primarily involving OREO, loans, and other assets.

  1996 COMPARED TO 1995. Fee income decreased $710,000 or 58.4% during the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily due to volume decreases in international, investment, deposit, and other customer services. The international services department was closed in December 1995, resulting in reduced letter of credit and foreign exchange functions during 1996 and reduced operating expenses.

  During 1996, the Bank restructured its investment service division by forming a strategic alliance with an investment brokerage firm. This strategic alliance enables the Bank to provide a wide array of products at a reduced overhead cost. Management expects that this alliance will allow fees from these services to increase without a corresponding increase in overhead expenses experienced in prior years. In addition, the Bank is currently reviewing the fee structure of its deposit-related services to ensure such services are competitively priced.

  1995 COMPARED TO 1994. Fee and other income for the year ended December 31, 1995, included $730,000 in income from insurance proceeds resulting from the settlement of a lawsuit. In addition, during the year ended December 31, 1994, other income included a loss of $1.1 million on the write-down of a movie library received as collateral for a loan. Income from international services decreased by 48.5% for the year ended December 31, 1995, as compared to the year ended December 31, 1994. The international department was closed in December 1995.

  To improve asset quality, the Bank sold in February, 1995, loans amounting to $6.6 million, net, which consisted of criticized and/or nonperforming loans and loans that were previously charged-off. At December 31, 1994, the loans sold in February 1995 were carried based on the sales price net of the lower of cost of market adjustment of $851,000.

OTHER OPERATING EXPENSE

  1996 COMPARED TO 1995. During the year ended December 31, 1996, other operating expense was $8.0 million, a 29% (including the settlement of a lawsuit for $1.0 million) decrease from the year ended December 31, 1995. This $3.2 million decrease was the result of management's continuing efforts to reduce operating expenses, and is primarily attributable to the reduction in salaries and related expenses of $1.2 million, the reduction in occupancy expense of $675,000, and the reduction in other professional services of $906,000. In 1995, the Bank negotiated with its landlord a restructuring of its lease for the Bank's premises. This restructuring of the Bank's lease represents an annual savings of approximately $850,000 over the five years ending December 31, 2000, and significantly contributed to the reductions in net occupancy expense achieved during the year ended December 31, 1996. See "Business-Properties." In addition, the decreases in compensation expense and other professional services is due to reductions in staff and changes in management during the year ended December 31, 1996.

  Other operating expense for the year ended December 31, 1996 includes a litigation settlement of $1.0 million from a settlement agreement reached in relation to counterclaims filed against the Bank by underwriters for Lloyd's ("Lloyd's Underwriters") and certain other parties. See "Business-Legal Proceedings." Other operating expense, excluding the $1.0 million settlement, decreased to $7.0 million for the year ended December 31, 1996, representing a $4.2 million or 38% decrease when compared to the year ended December 31, 1995. Other operating expense for the year ended December 31, 1996, includes $145,000 for consulting services directly related to efforts associated with the federal income tax refund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Income Taxes."

  In conjunction with the Bank's execution of the Lease Restructuring Agreement, the Company issued to its landlord (or its assignee) a seven-year warrant to purchase shares of the Company's Common Stock and granted the landlord registration rights with respect to any shares purchased by the landlord pursuant to such warrant. See "Business--Properties" and "Description of Capital Stock--Registration Rights."

  1995 COMPARED TO 1994. Other operating expenses decreased 18.1% for the year ended December 31, 1995, as compared to the year ended December 31, 1994. The decrease was due primarily to management's efforts to continue to reduce operating expenses. Compensation expense decreased $1.2 million or 23.8% for the year ended December 31, 1995, as compared to the year ended December 31, 1994.

  Other operating expenses decreased in all categories, except for customer service expenses, which increased $16,000 or 1.9%, and other professional services which increased $140,000 or 10.0%. The increase in customer services expenses were attributable to increased data processing costs associated with escrow account customers, and the increase in other professional services were attributable to accounting and auditing fees and the use of outside consultants to supplement management.

  As of December 31, 1995, the Bank entered into a Lease Restructure Agreement with its landlord, which modified the Bank's future lease obligations by substantially reducing its rent expense. As a result of the Lease Restructure Agreement, the Bank reduced its space under its leases from approximately 42,400 square feet to 23,883 square feet. Further, the Lease Restructure Agreement resulted in a decrease in the effective rent per square foot from approximately $4.00 to $2.33, or $55,666 per month for the period November 1, 1995, to

October 31, 2000. The effective rent for the period November 1, 2000, to October 31, 2004, will be $2.83 per square foot or $67,607 per month, and 1996 is the base year for increases in property taxes and operating costs, resulting in a further decline of operating expenses and a limit on annual increases. For the year 1996, pass-through expenses, or operating costs normally charged to the tenant, were zero. The restructuring of the Bank's leases represents an annual savings of $852,000 over the next five years.

  Under the provisions of the Lease Restructure Agreement, the Bank assigned its interests in its subleases to the landlord. In conjunction with the execution of the Lease Restructure Agreement, the Company has issued to the landlord a seven-year warrant to purchase up to 9.9% of the shares of the Company's capital stock at $1.50 per share (or such lower price as provided in the Warrant Agreement). The Company also granted the landlord registration rights with respect to any shares purchased by the landlord (or its assignee) pursuant to the Warrant.

FINANCIAL CONDITION

LOAN PORTFOLIO COMPOSITION AND CREDIT RISK

  The Bank's real estate construction and land development loans are primarily interim loans made by the Bank to finance construction of commercial and single family residential property. These loans are typically short-term. The Bank does not make loans for speculative or tract housing construction or for acquisition and development of raw land.

  The Bank's commercial loans secured by real estate consist primarily of loans made based on the borrower's cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. It is the Bank's policy generally to restrict real estate loans to no more than a range of 65% to 70% of the lower of the Bank's appraised value or the purchase price of the property, depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans are generally restricted to five years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity).

  The Bank's other secured and unsecured commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Included in this category are both secured and unsecured loans consisting of revolving lines of credit, term loans for equipment and short term working capital lines of credit. Collateral for the secured loans in this category is generally represented by accounts receivable, inventory, equipment, real estate, marketable securities and other assets, such as the cash surrender value of life insurance contracts. The Bank's policy pertaining to collateral support for such loans generally requires the filing of Uniform Commercial Code forms with the appropriate state agency, deeds of trust, purchase money interests and proper assignments of documents as required.

  Other Secured Commercial Loans. The Bank underwrites its commercial loans on the basis of the borrower's cash flow and ability to service debt from cash flow and earnings rather than on the basis of the underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow a loan decision to be made and to assess the value of the proposed collateral. This generally includes three years of financial statements, projected cash flows, current financial information on any and all guarantors, and other reports such as a current business plan, that show trends in the current assets and projects the impact of the proposed financing. While most loans do not exceed one year, except for equipment and real estate loans, those in excess of one year have covenants which generally require financial reporting and other financial performance.

  Other Unsecured Commercial Loans. This category, which includes term loans and lines of credit, represents a smaller portion of the portfolio, and is a customary product provided for the Bank's business clients. The Bank's underwriting guidelines include low levels of existing debt of the borrower, working capital sufficient to cover the loan and a history of earnings and cash flow. Lines of credit are generally required to be unused for a continuous 30-day period to demonstrate the borrower's ability to have sufficient funds to carry its operations on an annual basis. These lines are generally used for short term cash needs and do not represent permanent working capital requirements. Generally, these loans do not exceed the lesser of 50% to 100% of borrower's verified liquid assets, or 10% to 20% of the borrower's tangible net worth.

  Home equity lines of credit loans are made pursuant to which the borrower is granted a line of credit of up to 80% of the appraised value of their residential real estate net of any senior mortgages. This line of credit is secured by a mortgage on the borrower's property and can be drawn upon at any time.

  Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased.

  The loan portfolio decreased by $19.5 million to $62.6 million at December 31, 1996, from $82.0 million at December 31, 1995. Table 3 below indicates that the loan portfolio mix at December 31, 1996 had a larger portion of loans secured by real estate, representing approximately 63% of gross loans outstanding as compared to 60% at December 31, 1995. Loans secured by commercial real properties increased as a percentage of the portfolio to 42% at December 31, 1996 from 35% at December 31, 1995 due to the reduced portfolio size. Other secured and unsecured commercial loans represented 26% of the portfolio at December 31, 1996, a decline from 33% at December 31, 1995.

  The loan portfolio decreased by 33.3 million to $82.0 million at December 31, 1995 from $115.3 million at December 31, 1994. Table 3 below indicates that the loan portfolio mix at December 31, 1995 had a larger portion of loans secured by real estate, representing approximately 60% of gross loans outstanding as compared to 49% at December 31, 1994. Other secured and unsecured commercial loans represented 33% of the loan portfolio at December 31, 1995, a decline from 37% at December 31, 1994. Consumer loans to individuals represented 7% of the loan portfolio at December 31, 1995, a decline from 14% at December 31, 1994.

TABLE 3
LOAN PORTFOLIO COMPOSITION

                                                             DECEMBER 31,
                          ---------------------------------------------------------------------------------------
                               1996             1995              1994              1993              1992
                          ---------------- ---------------- ----------------- ----------------- -----------------
                          AMOUNT   PERCENT AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT  AMOUNT   PERCENT
                          -------  ------- -------  ------- --------  ------- --------  ------- --------  -------
                                                        (DOLLARS IN THOUSANDS)
Loan Portfolio
 Composition:
 Real estate
  construction and land
  development...........  $ 3,441      5%  $ 4,185      5%  $    948      1%  $  1,676      1%  $  5,407      3%
 Commercial loans:
  Secured by one-to-four
   family residential
   properties...........    6,233     10%    9,637     12%    18,398     16%    20,098     12%    27,801     16%
  Secured by multifamily
   residential
   properties...........    2,879      5%    2,876      3%     2,368      2%     4,985      3%     8,651      5%
  Secured by commercial
   real properties......   26,629     42%   28,734     35%    32,061     28%    40,330     25%    46,772     27%
  Other--secured and
   unsecured............   16,508     26%   27,393     33%    43,385     37%    67,614     41%    62,973     36%
 Home equity lines of
  credit................      581      1%    3,983      5%     2,867      2%     7,122      3%     8,030      5%
 Consumer installment
  and unsecured loans to
  individuals...........    6,545     11%    5,435      7%    15,691     14%    21,124     15%    16,761      8%
                          -------    ---   -------    ---   --------    ---   --------    ---   --------    ---
   Gross loans
    outstanding.........   62,816    100%   82,243    100%   115,718    100%   162,949    100%   176,395    100%
 Deferred net loan
  origination fees,
  purchased loan
  discount and gains on
  termination of
  interest rate swap and
  cap agreements........     (269)            (231)             (434)           (1,158)             (659)
                          -------          -------          --------          --------          --------
 Loans receivable.......  $62,547          $82,012          $115,284          $161,791          $175,736
                          =======          =======          ========          ========          ========

  EXPOSURE TO ECONOMIC CONDITIONS AND FLUCTUATIONS IN VALUE OF REAL ESTATE COLLATERAL. The Bank's business is subject to fluctuations in interest rates, general national and local economic conditions and consumer and institutional confidence in the Bank. Virtually all of the Bank's lending activities are conducted in Southern California. The Southern California economy and real estate market have suffered from the effects of a prolonged recession that has had a substantial adverse impact on the Company and the Bank, affecting the ability of certain borrowers of the Bank to repay their obligations to the Bank. While the Southern California economy has recently shown signs of recovery in certain segments, a continuation of the recession or a worsening of economic conditions in the region or in the Bank's market areas could have an adverse impact on the Company's operations and financial condition.

  Fluctuations in economic conditions are neither predictable nor controllable and may have materially adverse consequences on the Company's business, even if other favorable events occur. Such adverse effects could include further deterioration in the quality of the loan portfolio, a continuation of high levels of nonaccrual loans and charge-offs, a limited ability to increase loans and increased provisions for credit losses.

  At December 31, 1996, approximately 63% of the Bank's aggregate principal amount of loans were secured by real estate collateral. Of that total, approximately 42% of the Bank's loans were secured by commercial real estate, approximately 5% were secured by multifamily real estate, approximately 11% were secured by single-family real estate collateral and approximately 5% were secured by real estate construction and land development projects. The value of the Bank's real estate collateral has been, and could in the future continue to be, adversely affected by the economic recession and its impact on the real estate market in Southern California.

  ASSET QUALITY. The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the creditworthiness of the borrower. To minimize this credit risk, the Bank requires that all loans of $100,000 to $750,000 be approved by an officers' loan committee. Larger loans must be approved by the loan committee of the Board of Directors.

  The Bank has implemented an enhanced process by which it reviews and manages the credit quality of the loan portfolio. An officers' loan committee has been established with the Bank's senior officers serving as voting members. The committee reviews delinquencies and documentation exceptions and assigns a risk-rating grade to each loan. Loan loss exposure and grade performance histories are tracked and used as a part of the quarterly loan migration analysis to ensure that appropriate levels of allowance for credit losses are maintained. The Bank has expanded the role of an outside loan review firm to include a migration analysis on its loan portfolio on a quarterly basis, and has established an underwriting department to standardize loan write-ups, enhance portfolio quality, and allow officers time to service their clients and prospects.

  The ongoing credit control process includes a stringent risk rating system and regular monitoring of classified assets graded as "criticized" by the Bank's internal grading system. Under the Bank's internal grading system, loans are graded from "pass" to "loss," depending on credit quality. Loans in the "pass" category generally perform in accordance with their terms, and are, to companies which have profit records, adequate capital for normal operations and cash flow sufficient to service the loan. When a loan shows signs of potential weakness that may affect repayment of the loan or the collateral, the loan is reclassified as "special mentioned." A loan which has further deterioration and exhibits defined weaknesses in the borrower's capacity to repay is reclassified as "substandard." When loan repayment is questionable or not supported by collateral, the loan is labeled "doubtful," reserves are established to offset the estimated risk and when loans decline further, the partial or anticipated loss is charged off.

  ALLOWANCE FOR CREDIT LOSSES. The Bank has a process by which it reviews and manages the credit quality of the loan portfolio. The ongoing credit control process includes a stringent risk rating system, enhanced underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as "criticized" by the Bank's internal grading system, and an independent loan review process. The loan approval process is also tied to the risk rating system. The Classified Asset Committee ("CAC") meets on a monthly basis to review, monitor, take corrective action upon all criticized assets, and review the adequacy of the allowance for credit losses. This Committee is currently chaired by the President and CEO, with the results of the CAC's meetings reviewed by the officers and Directors' Loan Committees monthly.

  The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications and underlying cash flow and collateral values. On a quarterly basis, management engages an outside loan review firm to augment the preparation of the analysis of the allowance for credit losses which utilizes both a migration factor and specific loss reserves to determine the level necessary to allow for potential credit losses. Migration analysis is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Bank's portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Bank's marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

  The Board of Directors reviews the adequacy of the allowance for credit losses on a quarterly basis. Management utilizes its judgment in conjunction with the analysis prepared by an outside loan review firm to determine the provision for credit losses and establish the allowance for credit losses. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for credit losses. Such agencies may require the Bank to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. Following the OCC March 1996 examination of the Bank, the OCC accepted the Bank's allowance for credit losses.

  Management believes that the allowance for credit losses at December 31, 1996, was adequate to absorb estimated losses in the existing portfolio, including commitments under commercial and standby letters of credit. However, no assurance can be given on how continued weaknesses in the real estate market or future changes in economic conditions might affect the Bank's principal market area, and may result in increased losses in the Bank's loan portfolio.

  Table 4 presents, for the five-year period ended December 31, 1996, the composition of the Company's allocation of the allowance for credit losses to specific loan categories designated by management for this purpose. The Bank's current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on management's risk assessment. This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends. In addition, the portion of the allowance allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance is applicable to the entire portfolio.

TABLE 4
ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                    DECEMBER 31,
                                         --------------------------------------
                                          1996    1995    1994    1993    1992
                                         ------  ------  ------  ------  ------
                                               (DOLLARS IN THOUSANDS)
Allocation of the Allowance for Credit
 Losses:
Real estate construction and land
 development...........................  $   42  $   11  $   17  $   30  $  299
Commercial loans:
  Secured by one-to-four family
   residential properties..............     479     205      77     499     475
  Secured by multifamily residential
   properties..........................      41      25      51     472     358
  Secured by commercial real
   properties..........................     590     454     674   1,422   1,219
  Other--secured and unsecured.........   1,642   2,521   1,645   3,130   2,808
Home equity lines of credit............      13      64      18     149     137
Consumer instalment and unsecured loans
 to individuals........................     161     523     578     988     697
                                         ------  ------  ------  ------  ------
  Allowance allocable to loans
   receivable..........................   2,968   3,803   3,060   6,690   5,993
Commitments to extend credit under
 standby and commercial letters of
 credit................................       1       2       3       7      16
                                         ------  ------  ------  ------  ------
Total allowance for credit losses......  $2,969  $3,805  $3,063  $6,697  $6,009
                                         ======  ======  ======  ======  ======
Allowance for credit losses allocable
 as a percent of loans receivable......    4.75%   4.64%   2.66%   4.14%   3.42%

  LOAN CHARGE-OFFS AND RECOVERIES. Management regularly monitors the loan portfolio to identify promptly loans that may become nonperforming and conducts an ongoing evaluation of the Company's exposure to potential losses arising from such loans, as discussed above. Credit losses are fully or partially charged against the allowance for credit losses when, in management's judgment, the full collectability of a loan's principal is in doubt. However, there is no precise method of predicting specific losses which ultimately may be charged against the allowance in future periods.

  Loan charge-offs for the year ended December 31, 1996 were $1.3 million, primarily to two loans in the commercial--other secured and unsecured portfolio pertaining to the international division and purchased lease financing contracts.

  Loan charge-offs for the year ended December 31, 1995 of $2.6 million included $1.7 million for loans purchased in 1993 from the FDIC ("FDIC Loans"), and $700,000 for loans generated by the international division. This decrease from 1994 was predominantly the consequence of declining loan balances from the sale of loans.

  Charge-offs for the year ended December 31, 1994 of $14.2 million were primarily attributable to $6.0 million of charge-offs related to the portfolio of loans sold in February 1995. These loans had an outstanding principal balance of $13.5 million and were identified as criticized and/or non-performing. In addition, charge-offs related to the FDIC Loans in 1993 which were not subsequently sold totaled $3.3 million. Charge-offs during 1994 affecting the Bank's commercial--other secured and unsecured loan portfolio of $6.8 million were comprised of $4.0 million of loans sold in February 1995, $1.7 million of business banking and entertainment related lending and $1.1 million of FDIC Loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Credit Losses."

  Recoveries of loans previously charged-off amounted to $464,000 for the year ended December 31, 1996 and were primarily the result of recoveries related to the FDIC Loans and to business banking and entertainment related lending. The majority of these loans were in the commercial--other secured and unsecured category.

  Recoveries of loans previously charged-off for the year ended December 31, 1995 of $1.1 million included $700,000 of business banking and entertainment related lending and $150,000 related to the FDIC Loans. Recoveries pertaining to the commercial--other secured and unsecured loan portfolio included $400,000 of business banking and entertainment related lending and $100,000 FDIC loans.

  Recoveries of loans previously charged-off for the year ended December 31, 1994 of $3.3 million included $750,000 representing the proceeds of loans sold which were previously charged-off, $1.2 million of entertainment related loans, $900,000 for business banking and consumer loans and $350,000 for the FDIC Loans. Recoveries during 1994 pertaining to the commercial--other secured and unsecured loan portfolio primarily included $1.1 million of business banking and entertainment related loans and $600,000 of loans sold in 1994 previously charged off.

TABLE 5
ANALYSIS OF CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

                                             YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                        1996    1995    1994     1993    1992
                                       ------  ------  -------  ------  ------
                                             (DOLLARS IN THOUSANDS)
Balance, beginning of period.........  $3,805  $3,063  $ 6,697  $6,009  $8,381
Loans charged off:
  Real estate construction and land
   development.......................     --      --        45     558     971
  Commercial loans:
    Secured by one-to-four family
     residential properties..........       9     120    2,215      72      36
    Secured by multifamily residen-
     tial properties.................     --      --       702     --       65
    Secured by commercial real prop-
     erties..........................     --      --     1,407     581     519
    Other--secured and unsecured.....   1,183   1,913    6,781     774   4,504
  Home equity lines of credit........     --      --       257     --      153
  Consumer instalment and unsecured
   loans to individuals..............     108     599    2,810     450     261
                                       ------  ------  -------  ------  ------
  Total loan charge-offs.............   1,300   2,632   14,217   2,435   6,509
Recoveries of loans previously
 charged off:
  Real estate construction land de-
   velopment.........................     --      200      --        4       2
  Commercial Loans:
    Secured by one-to-four family
     residential properties..........      26      11      288       7       9
    Other--secured and unsecured.....     398     588    2,205     945   1,056
  Home equity lines of credit........     --      --        38      38       8
  Consumer instalment and unsecured
   loans to individuals..............      40     268      722     129      12
                                       ------  ------  -------  ------  ------
  Total recoveries of loans previ-
   ously charged off.................     464   1,067    3,253   1,123   1,087
                                       ------  ------  -------  ------  ------
Net loan charge-offs.................     836   1,565   10,964   1,312   5,422
Provision for credit losses..........     --    2,307    7,330   2,000   3,050
                                       ------  ------  -------  ------  ------
Balance, end of period...............  $2,969  $3,805  $ 3,063  $6,697  $6,009
                                       ======  ======  =======  ======  ======
Allowance for credit losses as a per-
 cent of average annual net loan
 charge-offs during the three-year
 period..............................    66.6%   82.5%    51.9%  132.6%   86.5%
Provision for credit losses as a per-
 cent of net loan charge-offs during
 the period..........................     --   147.41%   66.86% 152.44%  56.25%
Net loan charge-offs as a percent of
 average gross loans
 outstanding during the period.......    1.19%   1.63%    7.83%   0.82%   2.82%
Recoveries of loans previously
 charged off as a percent of loans
 charged off in the previous year....    17.6%    7.5%   133.6%   17.3%   11.7%

  REAL ESTATE-RELATED AND ENTERTAINMENT INDUSTRY LENDING. In addition to the Company's concentration in loans secured by real estate, the Company is a provider of banking services to the entertainment industry in southern California. Table 6 presents information about the Company's loans outstanding to entertainment-related customers at December 31, 1996, 1995 and 1994. The concentration of loans to the entertainment-related industry at December 31, 1996, decreased to $6.5 million or 10.3% of the total portfolio, as compared to $9.4 million, or 11.4% at December 31, 1995 and $21.2 million, or 18.4% at December 31, 1994. The amounts presented in Table 6 also include loans to customers in this industry group which are secured by real estate, which represent 46.2% of the total entertainment industry loans at December 31, 1996, compared to 12.8% at December 31, 1995, and 6.1% at December 31, 1994.

  Management believes that the varying nature of customers represented within this group, as set forth in Table 6, indicates reasonable diversification. In addition, loans for the production of independently produced motion picture and television feature films presented in Table 6, are supported during production by performance bonds from highly-rated insurers, and, either distribution commitments from major studios or, in the case of smaller studios, standby letters of credit from large commercial banks. Management therefore believes that this concentration does not represent an undue concentration of credit risk.

  The following table presents information about the Company's loans outstanding to entertainment-related customers at the dates indicated:

TABLE 6
INDUSTRY CONCENTRATIONS OF LOANS

  The following table presents information about the Company's loans outstanding to entertainment-related customers at the date indicated:

                                                           DECEMBER 31,
                                                       -----------------------
                                                        1996    1995    1994
                                                       ------  ------  -------
                                                            (DOLLARS IN
                                                            THOUSANDS)
   Entertainment industry-related loans (1):
   Loans for single productions of motion picture and
    television
    feature films..................................... $  --   $1,739  $ 5,662
   Other loans to entertainment-related enterprises,
    such as television
    and film production or distribution...............  1,158   3,020    4,814
   Loans to individuals involved primarily in the
   entertainment industry.............................  2,516   1,663    5,633
   Loans to business management, legal and accounting
    firms,
    including their principals and employees, serving
    primarily the entertainment industry..............  2,791   2,930    5,048
                                                       ------  ------  -------
   Total entertainment industry-related loans (2)..... $6,465  $9,352  $21,157
                                                       ======  ======  =======
   Percent of loans receivable........................   10.3%   11.4%    18.4%

--------
(1) Included are loans secured by liens on residential and commercial real property amounting to $3.0 million, $1.2 million and $1.3 million at December 31, 1996, 1995 and 1994, respectively.

(2) Includes nonperforming loans of $400,000 at December 31, 1995.

 Nonperforming Assets

  Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due ninety days with respect to principal or interest, and have not been restructured or placed on nonaccrual status, as described below. Other real estate owned consists of real properties securing loans of which the Bank has taken title in partial or complete satisfaction of the loan. Information about nonperforming assets is presented in Table 7.

TABLE 7
NONPERFORMING ASSETS

                                                 DECEMBER 31,
                                     -----------------------------------------
                                      1996    1995    1994     1993     1992
                                     ------  ------  -------  -------  -------
                                            (DOLLARS IN THOUSANDS)
Nonaccrual loans...................  $  928  $  573  $ 3,426  $ 7,780  $ 6,316
Troubled debt restructurings.......   5,016   5,167    5,582    5,584    5,043
Loans contractually past due ninety
 or more days with respect to
 either principal or interest and
 still accruing interest...........     300     221    1,507    2,502       47
                                     ------  ------  -------  -------  -------
Nonperforming loans................   6,244   5,961   10,515   15,866   11,406
Other real estate owned............     556     581    1,529    6,175    5,613
                                     ------  ------  -------  -------  -------
Total nonperforming assets.........  $6,800  $6,542  $12,044  $22,041  $17,019
                                     ======  ======  =======  =======  =======
Allowance for credit losses as a
percent of nonaccrual loans........   319.9%  664.0%    89.4%    86.1%    95.1%
Allowance for credit losses as a
 percent of
 nonperforming loans...............    47.5%   63.8%    29.1%    42.2%    52.7%
Total nonperforming assets as a
percent of loans receivable........    10.9%    8.0%    10.4%    13.6%     9.7%
Total nonperforming assets as a
 percent of total
 shareholders' equity..............   140.4%  108.8%   116.8%    99.3%    78.8%

  At December 31, 1996, total nonperforming assets were $6.8 million representing a $258,000 increase from the level at December 31, 1995. The balance at December 31, 1996 was comprised of $928,000 of nonaccrual loans, $300,000 of loans delinquent for 90 days or more but still accruing interest, $5.0 million of restructured loans and $556,000 of OREO. Nonperforming loans represented 10.0% of loans receivable at December 31, 1996. One loan, a troubled debt restructure, represents $4.9 million of the total $6.8 million of nonperforming assets. This $4.9 million loan is currently performing in accordance with its restructured terms and is secured by a first deed of trust on a single family residence with an appraised value as of December 1996 of $10.0 million.

  At December 31, 1995, nonperforming assets totaled $6.5 million or 8.0% of total loans outstanding, representing a $5.5 million decrease from the level at December 31, 1994. The decrease in nonperforming assets was due primarily to improved collection procedures and the sales of loans and OREO in 1995. One loan, classified as a Troubled Debt Restructuring at December 31, 1995 as described above, represented $4.9 million of the total of $6.5 million.

  NONACCRUAL LOANS. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest.

  When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received, and, where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower's current financial condition, historical repayment performance, and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current, and (ii) such loans are either considered, in management's judgment, to be fully collectible or otherwise become well secured and in the process of collection. (See "Net Interest Income" for a discussion of the effects on operating results of nonperforming loans.)

  Nonaccrual loans at December 31, 1996, increased to $928,000 from $573,000 at December 31, 1995 and decreased significantly from $3.4 million at December 31, 1994.

  The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures", which eliminates the provisions of SFAS No. 114 regarding how a creditor should report income on an impaired loan and clarifies certain disclosure requirements. SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Due to the size and nature of the Bank's loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset.

  At December 31, 1996, the Bank had classified $7.2 million of its loans as impaired under SFAS No. 114, for which the related allowance for credit losses was $800,000. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the year ended December 31, 1996, were $7.8 million and $700,000 respectively. Of the loans considered to be impaired at December 31, 1996, $4.9 million or 68% was represented by one loan, a troubled debt restructuring. Due to the size and nature of the Bank's loan portfolio, impaired loans are determined based on a periodic evaluation on an individual loan basis.

  Foregone interest income attributable to nonperforming loans amounted to $171,000 for the year ended December 31, 1996 and $160,000 for the same period in 1995. See "Effects of Nonperforming Loans and Net Interest Income." This resulted in a reduction in yield on average loans receivable of 24 basis points and 17 basis points for the years ended December 31, 1996 and 1995, respectively. Although the Bank sold a large portion of the nonperforming loans in February 1995, to the extent that additional loans are identified as nonperforming in future periods, operating results will continue to be adversely affected.

  TROUBLED DEBT RESTRUCTURINGS. Included within nonperforming assets are troubled debt restructurings ("TDR"). TDR is defined in Statement of Financial Accounting Standards No. 15 and No. 114 (see discussion above) as a loan for which the Company has, for economic or legal reasons related to a borrower's financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower's near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 1996, a single TDR loan represented $4.9 million of the total $5.0 million of TDRs. This loan is secured by a first deed of trust on residential real property which, at December 1996, had an appraised value of $10.0 million. This loan is currently performing in accordance with its restructured terms and the property is currently on the market for sale. No assurance can be given that the property will sell for its appraised value. Loans for which the Company had modified the terms by reductions in interest rates to below-market rates for loans with similar credit risk characteristics or extensions of maturity dates are presented in Table 3.

  LOANS CONTRACTUALLY PAST DUE NINETY OR MORE DAYS. Loans contractually past due ninety or more days are those loans which have become contractually past due at least ninety days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due ninety days when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

  For this purpose, loans are considered well secured if they have collateral having a realizable value in excess of the amount of principal and accrued interest outstanding and/or are guaranteed by a financially capable party. Loans are considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts which management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

  Loans contractually past due ninety or more days increased to $300,000 at December 31, 1996, from $221,000 at December 31, 1995, and $1.5 million at December 31, 1994.

  OTHER REAL ESTATE OWNED ("OREO"). When appropriate or necessary to protect the Bank's interests, real estate pledged as collateral on a loan may be acquired by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank is known as OREO. OREO is carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value. The Bank periodically revalues OREO properties and charges other expenses for any further write-downs. OREO represents an additional category of "non-performing assets." OREO at December 31, 1996 consisted of two properties totaling $556,000 representing two undeveloped commercially zoned parcels and one residential parcel. The Bank is currently marketing the properties for sale. No assurances can be given that the remaining properties will be sold at 100% of the value at which the properties were carried by the Bank at December 31, 1996.

  OREO at December 31, 1996 decreased to $556,000, from $581,000 at December 31, 1995, and $1.5 million at December 31, 1994. There were no losses on OREO in 1996.

  POTENTIAL NONPERFORMING LOANS. At December 31, 1996, management identified potential nonperforming loans as presented in Table 8. Potential nonperforming loans are those which are not already considered as nonperforming, as defined above, but where information about possible cash flow causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in the designation of such loans as nonperforming. Management is unable to predict the extent to which potential nonperforming loans may ultimately be designated nonperforming, since, as discussed below, those events are largely dependent on future conditions outside the Company's control. Further deterioration of residential and commercial real estate values may continue to affect adversely the Company's level of nonperforming loans and provisions for credit losses. At December 31, 1996, potential nonperforming loans decreased to $409,000 from $1.6 million at December 31, 1995.

  The significant losses incurred during 1996, 1995 and 1994 reduced the Company's capital. These losses were primarily a result of increased provisions for credit losses, losses on securities, OREO and other assets, legal settlements and reductions in interest earning assets without a corresponding reduction in operating expenses. To the extent that such nonperforming loan levels increase and result in increased provisions for credit losses and loan charge-offs or adversely affect the level of income from those loans, the Company's ability to generate adequate future earnings will be negatively affected. (See "Net Interest Income.")

TABLE 8
POTENTIAL NONPERFORMING LOANS

                                                                   AT DECEMBER
                                                                     31, 1996
                                                                  --------------
                                                                  AMOUNT PERCENT
                                                                  ------ -------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
      Commercial Loans
       Secured by commercial real properties.....................  $207     51%
       Other--secured and unsecured..............................    44     11%
      Home equity lines of credit................................   --       0%
      Consumer installment and other loans.......................   158     38%
                                                                   ----    ---
                                                                   $409    100%
                                                                   ====    ===

 Loan Delinquencies

  Total loan delinquencies increased to $2.0 million, or 3.2% of loans receivable at December 31, 1996, from $1.2 million, or 1.6% of loans receivable at December 31, 1995, and declined $7.9 million or 79.8% from $9.9 million or 8.6% of loans receivable at December 31, 1994.

 Credit Administration and Regulatory Oversight

  As the Bank's principal regulator, the OCC examines and evaluates the financial condition, operations, and policies and procedures of nationally chartered banks on a regular basis as part of its legally prescribed oversight responsibilities. The OCC conducted a general loan portfolio examination of the Bank in early 1991 which identified deficiencies in the Bank's loan underwriting and administration policies and procedures. As discussed under "Regulatory Agreements," the OCC determined the Bank required special supervisory attention. To implement this determination, the OCC and the Bank entered into a formal regulatory agreement on July 26, 1991. This agreement was amended and superseded in its entirety on December 14, 1995, by the 1995 Formal Agreement.

  In response to the 1995 Formal Agreement, the Bank retained qualified management and strengthened credit policies designed to minimize the level of losses and nonperforming loans. The Bank's loan policies and procedures have been revised to reduce the Bank's exposure to future loan problems. In addition to reducing officer lending limits, the Bank has established an Officers Loan Committee, with senior lending officers serving as voting members. Loans from $100,000 to $750,000 require the approval of the officers loan committee. The Officers Loan Committee reviews delinquencies and documentation exceptions, as well as, assigns a risk rating grade to each loan. Loan loss exposure and grade performance histories are tracked and used as a part of the quarterly loan migration analysis, to ensure that appropriate levels of allowance for credit losses are maintained. The Bank has expanded the role of an outside loan review firm to include a migration analysis on its loan portfolio on a quarterly basis; and has established an underwriting department to standardize loan write-ups, enhance portfolio quality and allow officers time to service their clients and prospects

 Off-Balance Sheet Credit Commitments and Contingent Obligations

  The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its clients. In addition to undisbursed commitments to extend credit under loan facilities, these instruments include conditional obligations under standby and commercial letters of credit. The Company's exposure to credit loss in the event of nonperformance by customers is represented by the contractual amount of the instruments.

  Standby letters of credit are conditional commitments issued by the Company to secure the financial performance of a client to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company uses the same credit underwriting policies in accepting such contingent obligations as it does for loan facilities. When deemed necessary, the Company holds appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.

  Management does not anticipate any material losses as a result of commitments under letters of credit. A portion of the allowance for credit losses has been allocated to these contingent obligations, as presented in Table 4. Losses, if any, are charged against the allowance for credit losses. At December 31, 1996 and 1995, standby letters of credit amounted to $175,000 and $413,000, respectively, and there were no commercial letters of credit outstanding.

  Undisbursed commitments under revocable and irrevocable loan facilities amounted to $8.0 million and $11.6 million at December 31, 1996 and 1995, respectively. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements (see "Liquidity").

INVESTMENT PORTFOLIO

  In order to maintain a resource of readily saleable assets to meet the Bank's liquidity and loan requirements, the Bank purchases United States Government and Agency securities and other investments. In addition, sales of "Federal funds" (short-term loans to other banks) are regularly utilized. Placement of funds in certificates of deposit with other financial institutions may be made as alternative investments pending utilization of funds for loans or other purposes.

  Securities may be pledged to meet security requirements imposed as collateral for retail (customer) repurchase agreements, FRB discount lines and other deposits. At December 31, 1996, the carrying values of securities pledged were $4.0 million.

  As illustrated in Table 9 below, the Bank's investment portfolio generally consisted of U.S. Government and Agency securities, mortgage-backed securities including CMOs, and municipal securities at December 31, 1996 and 1995. The Bank's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Bank. The Bank's current policy is to invest only in securities with maturities of generally less than ten years as shown in Table 10 below.

TABLE 9
ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES
AND DEBT SECURITIES

                                    AT DECEMBER 31, 1996                      AT DECEMBER 31, 1995
                          ----------------------------------------- -----------------------------------------
                            TOTAL     GROSS      GROSS    ESTIMATED   TOTAL     GROSS      GROSS    ESTIMATED
                          AMORTIZED UNREALIZED UNREALIZED   FAIR    AMORTIZED UNREALIZED UNREALIZED   FAIR
                            COST      GAINS      LOSSES     VALUE     COST      GAINS      LOSSES     VALUE
                          --------- ---------- ---------- --------- --------- ---------- ---------- ---------
                                                        (DOLLARS IN THOUSANDS)
Securities held-to-matu-
 rity:
Other government spon-
 sored agency securi-
 ties...................   $14,395     $--        $40      $14,355   $   --      $--        $ --     $   --
                           =======     ===        ===      =======   =======     ===        ====     =======
Securities available-
 for-sale:
U.S. Treasury securi-
 ties...................   $   --      $--        $--      $   --    $ 1,010     $--        $ --     $ 1,010
GNMA-guaranteed mortgage
 pass-through certifi-
 cates..................       --       --         --          --        119       1          --         120
FHLMC-issued mortgage
 pass-through certifi-
 cates..................       --       --         --          --      6,001      11          41       5,971
Other government-spon-
 sored agency securi-
 ties...................     1,000       3         --        1,003     9,683      --          55       9,628
CMO's and REMIC's issued
 by U.S. government
 agencies...............     3,078      --         79        2,999     3,443      --          70       3,373
                           -------     ---        ---      -------   -------     ---        ----     -------
                           $ 4,078     $ 3        $79      $ 4,002   $20,256     $12        $166     $20,102
                           =======     ===        ===      =======   =======     ===        ====     =======

TABLE 10
MATURITIES OF AND WEIGHTED AVERAGE YIELDS ON
INVESTMENT SECURITIES AND DEBT SECURITIES

                                                  DECEMBER 31, 1996
                          --------------------------------------------------------------------
                                       AFTER ONE BUT   AFTER FIVE
                           WITHIN ONE   WITHIN FIVE    BUT WITHIN   AFTER TEN
                              YEAR         YEARS       TEN YEARS      YEARS
                          ------------ -------------  ------------ ------------
                          AMOUNT YIELD AMOUNT  YIELD  AMOUNT YIELD AMOUNT YIELD   TOTAL  YIELD
                          ------ ----- ------- -----  ------ ----- ------ -----  ------- -----
                                                (DOLLARS IN THOUSANDS)
Securities held-to-matu-
 rity:
Other government-spon-
 sored agency securi-
 ties...................   $ --    --  $14,395 6.67%   $--     --  $  --    --   $14,395 6.67%
                           ====        =======         ===         ======        ======= ====
Securities available-
 for-sale:
Other government spon-
 sored agency securi-
 ties...................   $ --    --  $ 1,003 6.05%   $--     --  $  --    --   $ 1,003 6.05%
CMO's and REMIC's issued
 by U.S. government-
 sponsored agencies.....     --    --      --    --     --     --   2,999 5.73%    2,999 5.73%
                           ----   ---  ------- ----    ---    ---  ------ ----   ------- ----
                           $ --    --  $ 1,003 6.05%   $--     --  $2,999 5.73%  $ 4,002 5.81%
                           ====        =======         ===         ======        =======

  Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or repay obligations with or without call or repayment penalties.

  As of December 31, 1996, the only securities held by the Bank where the aggregate book value of the Bank's investment in securities of a single issuer exceeded ten percent (10%) of the Bank's shareholders' equity were issued by U.S. government agencies.

DEPOSITS AND OTHER SOURCES OF FUNDS

  As indicated in Table 11, the Bank experienced a 22.4% decline in average total deposits during 1996 compared to 1995. The decline in deposits occurred throughout various deposit categories as the mix of deposits during 1996 did not significantly change from 1995 except for the decrease in money desk operations, which was consistent with management's restructuring plan.

  See "Net Interest Income" and "Other Operating Expense" for a discussion of the effects of these events on recent or prospective operating results.

TABLE 11
FUNDING COMPOSITION AND LIQUIDITY TRENDS
(BALANCES ARE PERIOD AVERAGES)

                                 THREE-MONTH PERIOD ENDED                             YEAR ENDED DECEMBER 31,
                     --------------------------------------------------------  -------------------------------------------
                      DECEMBER      SEPTEMBER      JUNE 30,      MARCH 31,
                      31, 1996      30, 1996         1996           1996           1996           1995           1994
                     ------------  ------------  -------------  -------------  -------------  -------------  -------------
                                                      (DOLLARS IN THOUSANDS)
Noninterest-bearing
 demand deposits:
Real estate title
 and escrow company
 customers.........  $ 8,419    9% $ 8,506    9% $ 11,809   11% $  8,385    7% $  9,280    9% $ 10,932    8% $ 18,949    8%
All other
 noninterest-
 bearing demand....   28,181   29%  25,458   25%   25,149   24%   30,194   26%   27,238   26%   41,313   30%   58,496   26%
Interest-bearing
 demand, money
 market and
 savings...........   26,587   27%  27,326   27%   26,389   25%   29,635   25%   27,470   26%   36,342   26%   49,345   22%
Time certificates
 of deposit:
Money desk
 operation.........   22,729   23%  24,939   25%   28,030   26%   32,358   28%   27,014   26%   33,806   24%   74,657   33%
All other:
 $100,000 or more..    5,487    5%   4,865    5%    5,167    5%    5,688    5%    5,302    5%    6,506    5%    6,141    3%
 Under $100,000....    6,726    7%   7,442    8%    8,290    8%    8,889    8%    7,814    7%    5,318    4%    5,167    3%
                     ------------  ------------  -------------  -------------  -------------  -------------  -------------
  Total time
  certificates of
  deposit..........  $34,942   35% $37,246   38% $ 41,487   39% $ 46,935   41% $ 40,130   38% $ 45,630   33% $ 85,965   39%
                     ------------  ------------  -------------  -------------  -------------  -------------  -------------
   Total deposits..   98,129  100%  98,536   99%  104,834   99%  115,149   99%  104,118   99%  134,217   97%  212,755   95%
Federal funds
purchased..........      --   --       --   --        --   --        --   --        --   --        --   --        179  --
Securities sold
 under agreements
 to repurchase.....      357    0%   1,346    1%    1,517    1%    1,344    1%    1,140    1%    4,154    3%   10,685    5%
                     ------------  ------------  -------------  -------------  -------------  -------------  -------------
  Total funding
  liabilities......  $98,486  100% $99,882  100% $106,351  100% $116,493  100% $105,258  100% $138,371  100% $223,619  100%
                     ============  ============  =============  =============  =============  =============  =============
Average loan-to-
 deposit ratio.....     64.6%         67.8%          68.7%          67.5%          67.2%          71.4%          65.8%
Average purchased
 funds ratio.......      0.0%          0.0%           0.0%           0.0%           0.0%           0.0%           0.1%
Period-end pledged
 securities ratio..     21.5%         61.3%          61.7%          57.6%          21.5%          88.1%          94.9%

  As indicated in Table 12, time certificates of deposit of $100,000 or more from money desk operations represented a slightly less significant source of funding during 1996 than in 1995. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000. At December 31, 1996, 22.7% of total time certificates of deposit of $40.6 million were represented by accounts individually in excess of $100,000 as compared to 18.2% of total time certificates of deposit of $47.1 million at December 31, 1995. Time certificates of deposit from the money desk operation comprised 25.5% of time certificates of deposit in excess of $100,000 in 1996 as compared to 29.2% in 1995.

  While time certificates of deposit in the aggregate do not exhibit the daily volatility that characterizes commercial customers' noninterest-bearing demand deposits, the stability of time certificates of deposit is dependent, in significant part, on such depositors' perceptions of the Bank's financial strength. Management believes that the Bank's ability to compete for potential clients' deposits during 1996 was hampered by the Company's reported net losses and the need to raise additional capital.

  The Bank's customers are principally commercial in nature and are attracted primarily on the basis of personal relationships and service quality. A portion of those customers maintain deposit accounts having balances significantly in excess of current federal deposit insurance limits. At December 31, 1996 and 1995, 41.7% and 45.1%, respectively, of total deposits, excluding time certificates of deposit attributable to the money desk, were held in accounts with balances of $100,000 or more.

TABLE 12
MATURITIES OF TIME CERTIFICATES OF DEPOSIT
$100,000 OR MORE

                                                             AT DECEMBER 31, 1996
                                                             --------------------
                                                             MONEY   ALL
                                                              DESK  OTHER  TOTAL
                                                             ------ ------ ------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Aggregate maturities of time certificates of deposit:
  In three months or less................................... $  206 $5,390 $5,596
  After three months but within six months..................    300    667    967
  After six months but within twelve months.................  1,335    803  2,138
  After twelve months.......................................    513      0    513
                                                             ------ ------ ------
    Total time certificates of deposit $100,000 or more..... $2,354 $6,860 $9,214
                                                             ====== ====== ======
                                                              DECEMBER 31, 1995
                                                             --------------------
                                                             MONEY   ALL
                                                              DESK  OTHER  TOTAL
                                                             ------ ------ ------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Aggregate maturities of time certificates of deposit:
  In three months or less................................... $  400 $4,196 $4,596
  After three months but within six months..................    300    958  1,258
  After six months but within twelve months.................  1,392    900  2,292
  After twelve months.......................................    405    --     405
                                                             ------ ------ ------
    Total time certificates of deposit $100,000 or more..... $2,497 $6,054 $8,551
                                                             ====== ====== ======

  MONEY DESK DEPOSITS. The Bank's wholesale institutional funds acquisition operation ("money desk") was established in September 1990. The money desk solicits time certificates of deposit from institutional investors nationwide, including other banks, savings and loans, credit unions, trust companies, and pension funds beyond the Bank's traditional market area, comprised of the west side of the City of Los Angeles.

  Although management believes that deposits gathered through the money desk are less costly and provide greater capacity for overall deposit growth than brokered deposits, the rates paid on certificates of deposits gathered through this vehicle are higher than those offered in the local market. The Banks focus will be to attract deposits from its traditional local market area. However, the Banks policy is to activate the money desk operation as necessary, if the Banks liquidity falls below specified levels. Brokered deposits will not be solicited through the money desk.

OTHER LIQUIDITY SOURCES

  Management continues to seek additional sources of liquidity. Additional sources of liquidity available to the Bank are securities available-for-sale and federal funds sold which may be immediately converted into cash at a minimal cost. Management intends to use these additional sources of liquidity to the extent necessary.

  Pursuant to FDICIA, the use of brokered deposits is limited to institutions categorized as "well-capitalized" and, upon the issuance of a waiver by the FDIC, to "adequately capitalized" institutions. As a result of the 1995 Formal Agreement, the Bank is presently considered only adequately capitalized under the FDIC regulations and cannot avail itself of brokered deposits as a source of liquidity.

  REPURCHASE AGREEMENTS. The Bank has borrowed funds from investment banking firms (dealers) and customers pursuant to sales of securities under repurchase agreements. Those repurchase agreements provide for the Banks sale of investment securities to dealers or customers with simultaneous agreement to repurchase identical securities on specified dates and at specified prices. The initial price paid to the Bank under such wholesale (dealer) and retail (customer) repurchase agreements is less than the fair market value of the investment securities sold, and the Bank may be required to pledge or deliver additional securities if the fair market value of the investment securities sold declines below the price initially paid to the Bank for those securities. Borrowings under repurchase agreements are collateralized by U.S. Treasury or government agency securities and mortgage pass-through certificates guaranteed or issued by the Government National Mortgage Corporation, Federal National Mortgage Association, and Federal Home Loan Mortgage Corporation.

  The Banks borrowings under repurchase agreements are summarized in Table 13. Wholesale (dealer) repurchase agreements have not represented a significant source of liquidity. However, there remain market and credit risks associated with repurchase agreements. In the event of sudden short-term market interest rates increases, the costs of this funding source could increase concurrent with a decline in the fair value of the underlying investment securities. As a result, the Bank would be required to deliver additional securities, thereby reducing the amount of investment securities otherwise available for collateralized borrowings.

  Wholesale (dealer) repurchase agreements involve credit risk to the extent that the fair value of underlying investment securities exceeds the amount advanced to the Bank under the related repurchase agreement. Securities subject to such repurchase agreements are held in the name of the Bank by the dealers who arrange the transactions. In the event the dealer defaults and the Bank is unable to obtain the collateralizing investment securities, the Banks risk of loss is the amount of any such excess fair market value. The Banks wholesale (dealer) repurchase agreements are primarily overnight transactions. As a result, management believes that the credit risks associated with this funding source are substantially limited.

TABLE 13
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                                                 1996    1995
                                                                ------  ------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Balance at December 31......................................... $  --   $4,497
Weighted average interest rate at December 31..................    --     2.18%
Weighted average maturity at December 31 (days)................    --        7
Average balance during the year ended December 31.............. $1,140  $4,093
Weighted average interest rate during the year ended December
 31............................................................   2.20%   2.61%
Maximum balance outstanding at any month-end during the year ended December 31............................................. $1,546  $7,031

INTEREST-RATE RISK MANAGEMENT

  Interest-rate risk management focuses on controlling changes in net interest income that result from fluctuating market interest rates as they impact the rates earned and paid on interest earning assets and interest-bearing liabilities whose interest rates are subject to change prior to their maturity. Net interest income is subject to fluctuations arising from changes in market interest rates to the extent that the yields on various categories of earning assets respond differently to such changes as compared to interest rate-sensitive funding sources.

  As part of the Bank's efforts to manage interest-rate risk, the Interest Rate Risk Committee of the Board of Directors meets monthly to review the exposure of earnings to potential changes in market interest rates.

  HEDGING CONTRACTS. The Company's ability to manage interest-rate risk using an on-balance sheet approach (such as offering loan and deposit products with varying terms and pricing characteristics) is limited by competitive factors and customer options. As a result, the Company's previous management of interest-rate risk used off-balance sheet techniques, including interest-rate swap agreements and collar and floor contracts. Interest-rate swap transactions involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional (principal) amounts. In exchange for a premium, interest rate collar and floor contracts provide for the purchaser's (seller's) receipt (payment) of interest on the notional amount of the contract to the extent that a specified index interest rate declines below (rises above) a fixed rate established in the contract.

  In December 1994, the Bank entered into an interest-rate swap contract. Under the terms of the agreement the Bank received a floating U.S. Libor rate, initial rate of 6.8%, and paid an 8.2% fixed rate. Payments were calculated on a $30 million notional amount based on a three year term to be paid semi annually. The original expiration of the contract was March 31, 1995, and was subsequently extended to July 31, 1995. The swap was intended to hedge the market value fluctuations of investment securities available-for-sale and was therefore recorded at its fair value at December 31, 1994. The unrealized gain of $135,000 at December 31, 1994 was recorded with the unrealized gain/loss on securities available-for-sale. The swap was terminated in 1995 with a realized loss of $1.3 million.

  The interest-rate swap agreements and floor contract were entered into to reduce the effects on loan interest income and net interest income from potential changes in interest rates generally and the prime interest rate in particular. As illustrated in Table 14 below, at December 31, 1996 the Company's loan portfolio included $46.5 million of loans having interest rates that float, primarily with changes in the prime interest rate, representing 74.3% of total loans outstanding at that date. The Company does not plan to utilize hedging contracts in the foreseeable future.

  The Company and the Bank did not have any open contracts at December 31, 1996.

TABLE 14
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

                                                   AT DECEMBER 31, 1996
                                           ------------------------------------
                                                            INTEREST
                                           INTEREST RATES   RATES ARE
                                            ARE FLOATING    FIXED OR
                                           OR ADJUSTABLE  PREDETERMINED  TOTAL
                                           -------------- ------------- -------
                                                  (DOLLARS IN THOUSANDS)
Aggregate maturities of net loan balances
 which are due (1):
  In one year or less....................     $46,442        $ 6,180    $52,622
  After one year but within five years...          22          7,891      7,913
  After five years.......................         --           2,012      2,012
                                              -------        -------    -------
Total....................................     $46,464        $16,083    $62,547
                                              =======        =======    =======

--------
(1) Scheduled repayments are reported in the maturity category in which the payments are due, based on the loans' contractual terms, without regard to any potential renewals (rollovers) of such loans. The Company may renew loans upon their maturity, pursuant to credit underwriting guidelines established for all extensions of credit (see "Credit Portfolio Composition and Credit Risk").

  INTEREST RATE MATURITIES OF ASSETS AND FUNDING SOURCES. The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets and timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates. In its overall attempt to match assets and liabilities, management takes into account rates and maturities to be offered in connection with its certificates of deposit and offers variable rate loans.

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would theoretically tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap position would theoretically tend to result in an increase in net interest income while a positive gap would tend to affect net interest income adversely.

  Table 15 sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 which are anticipated by the Bank, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 1996, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. Money market and demand deposits and savings accounts are all assumed to reprice immediately, and so are allocated to the shortest period (three months or less) for purposes of the table.

  At December, 1996, the Bank had net repriceable assets (a "positive" gap) as measured at one year of 18% of total assets. The net repriceable assets over a five-year time horizon totaled approximately $5.2 million or 4.8% of total assets. A positive gap implies that the Bank is asset sensitive, and therefore subject to a decline in net interest income as interest rates decline. In a relatively stable interest rate environment that follows a rise in interest rates, variable rate liabilities will continue to reprice upward while variable rate assets, particularly those indexed to prime rate, remain relatively constant, thereby narrowing net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. During a period of rising interest rates, this positive gap would tend to result in an increase in net interest income.

  Although certain assets and liabilities are assumed to have similar maturities or periods to repricing, they may actually react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate materially from those assumed in calculating the foregoing table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of a significant interest rate increase. Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Bank's interest rate sensitivity position.

TABLE 15
INTEREST RATE MATURITIES OR REPRICING
OF ASSETS AND FUNDING SOURCES

                                            AT DECEMBER 31, 1996
                          ------------------------------------------------------------
                           LESS    AFTER THREE AFTER ONE
                           THAN    MONTHS BUT     YEAR
                           THREE   WITHIN ONE  BUT WITHIN  AFTER   NOT RATE
                          MONTHS      YEAR      5 YEARS   5 YEARS  SENSITIVE   TOTAL
                          -------  ----------- ---------- -------  ---------  --------
                                            (DOLLARS IN THOUSANDS)
Assets:
Federal Funds sold and
 securities purchased
 under agreements to
 resell.................  $23,000    $   --     $   --    $   --   $    --    $ 23,000
Securities held-to-
 maturity...............      --         --      14,395                 --      14,395
Securities available-
 for-sale...............      --         --       1,003     2,999       --       4,002
Federal Reserve Bank
 stock..................      --         --         --        233       --         233
Loans receivable........   37,050     15,572      7,913     2,012       --      62,547
                          -------    -------    -------   -------  --------   --------
    Total earning
     assets.............   60,050     15,572     23,311     5,244       --     104,177
Non-earning assets......
Cash and due from banks.      --         --         --        --      5,113      5,113
Other real estate owned.      --         --         --        --        556        556
All other assets........      --         --         --        --      2,539      2,539
Allowance for credit
 losses.................      --         --         --        --     (2,969)    (2,969)
                          -------    -------    -------   -------  --------   --------
    Total assets........   60,050     15,572     23,311     5,244     5,239    109,416
Liabilities &
 Shareholders' Equity:
Interest bearing
 Deposits:
Interest-bearing demand,
 money market and
 savings................   28,454        --         --        --        --      28,454
Time certificates of
 deposit................   10,934     22,346      7,368       --        --      40,648
Federal funds purchased
 and securities sold
 under agreements to
 repurchase.............      --         --         --        --        --         --
                          -------    -------    -------   -------  --------   --------
  Total Interest bearing
   liabilities..........   39,388     22,346      7,368       --        --      69,102
Non-Interest bearing
 liabilities:
  Non-Interest bearing
   deposits.............      --         --         --        --     34,752     34,752
  Other liabilities.....      --         --         --        --        717        717
  Shareholders' equity..      --         --         --        --      4,845      4,845
                          -------    -------    -------   -------  --------   --------
Total Liabilities &
shareholders' equity....   39,388     22,346      7,368       --     40,314    109,416
                          -------    -------    -------   -------  --------   --------
Interest rate-
 sensitivity gap........  $20,662    $(6,774)   $15,943   $ 5,244  $(35,075)  $    --
                          =======    =======    =======   =======  ========   ========
Cumulative interest
 rate-sensitivity gap...  $20,662    $13,888    $29,831   $35,075       --         --
                          =======    =======    =======   =======  ========   ========
Cumulative rate
 sensitivity gap as a
 percent of cumulative
 earning assets.........       34%        18%        30%       34%
                          =======    =======    =======   =======

INCOME TAXES

  The Company utilized all available financial statement income tax benefits in 1991, therefore, the cumulative losses through December 31, 1995, resulted in income tax carryforwards for the Company. The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. At December 31, 1996, the Company had $24.7 million of financial statement net operating loss carryforwards ("NOL") for federal and state income tax purposes, respectively, and $22.3 million and $13.0 million of income tax NOL for federal and state income tax purposes, respectively. Future losses will not result in income tax benefits to the Company until it generates sufficient taxable income to utilize the present net operating loss carryforwards. The Company has maximized its carryback potential for federal income tax purposes. The federal NOLs expire beginning in 2007 through 2011 and the state NOLs expire beginning in 1997 through 2001.

  The Company filed a loss carryback claim in 1995, and during the year ended December 31, 1996 realized a tax benefit for federal income tax purposes and received a refund of approximately $579,000 (including $43,000 in interest) related to a carryback of a portion of the Company's NOLs previously unrecognized.

  Federal income tax laws permit the Company to carry back NOLs three years to offset taxable income in those periods, if any, and forward fifteen years to offset taxable income in those future periods. Under special circumstances losses may be carried back up to 10 years. California franchise tax laws do not provide for the carryback of such losses and generally permit one-half of net operating losses to be carried forward five years.

CAPITAL RESOURCES AND LIQUIDITY

 Capital Resources

  The Company's shareholders' equity at December 31, 1996, decreased to $4.9 million from $6.0 million at December 31, 1995. The decrease is attributed to the current years net loss of $1.2 million net of a decrease in unrealized losses on the securities available-for-sale of $78,000.

  The ability of the Company and the Bank to maintain appropriate levels of capital resources is substantially dependent on their ability to support earning assets and sustain profitability. The Company's plan for 1997 is to further improve operations to achieve profitability by increasing interest-earning assets, improving asset quality by reducing nonperforming loans, continuing to reduce operating expenses, and augmenting capital through the offerings of capital stock as described below.

 Plans to Raise Additional Capital

  On February 10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Registration Statement on Form S-2 pursuant to the Securities Act of 1933, as amended, with respect to a proposed rights offering (the "Rights Offering") to its shareholders and certain qualified investors. The Rights Offering provides for the purchase of a minimum of $2.5 million to a maximum of $6.5 million of 6.5% noncumulative convertible preferred stock ("Preferred Stock") with a $10.00 stated value, for a subscription price per share currently undetermined. In connection with the Rights Offering, the Company plans to offer to qualified institutional investors a minimum of $1.0 million to a maximum of $2.5 million of Preferred Stock. The maximum available to qualified institutional investors is subject to a reduction based on the level of shareholder participation.

  In addition, the Company entered into private purchase agreements with two investors, Conrad Company, a bank holding company which is controlled by the Carl Pohlad and Wildwood Enterprises, Inc. Profit Sharing Plan and Trust and one of the beneficiaries thereunder (the "Private Offering"). The Private Offering provides for the acquisition of a minimum of $2.5 million to a maximum of $5.5 million of Preferred Stock at a purchase price per share of the lower of $1.10 ($10.00 after the reverse stock split discussed below) or the subscription price in the Rights Offering. The Preferred Shares available in the Private Offering are subject to a reduction based on the level of shareholder participation. The minimum amount to be raised in the Rights Offering and the Private Offering (collectively the "Offerings") will be $8.0 million consisting of $5.5 million in the Private Offering and $2.5 million in the Rights Offering by qualified institutional investors assuming no rights are exercised by the shareholders. The maximum amount to be raised in the Offerings will be $9.0 million, consisting of $6.5 million in the Rights Offering and $2.5 million in the Private Offering assuming 100% of the rights are exercised by the shareholders. However, the maximum amount raised of $9.0 million may be achieved should the level of shareholder participation exceed 18.2%.

  The completion of the Offerings is conditioned upon (i) the receipt by the Company of minimum proceeds of $5.5 million, (ii) shareholder approval of a
9.09 to 1 reverse stock split, (iii) shareholder approval of a limitation on the acquisition by any person (other than persons to whom the Company is contractually obligated on or before the date of the Offerings to transfer up to 4.9% of the Preferred Stock) of the Preferred Stock or Common Stock if such acquisition would cause that person's aggregate ownership to be equal to or in excess of 4.5% (or 4.9% as described above) of the shares of the Company's stock, as the term is defined, and such ownership is determined, under Section 382 of the Internal Revenue Code of 1986, as amended (a "4.5% Holder") and a restriction on the acquisition, sale, assignment or transfer of Common Stock held by any current 4.5% Holder of the Company, (iv) shareholder approval of the terms and conditions of the Preferred Stock, and (v) approval by the Federal Reserve Board of an application filed by Conrad Company to acquire more than 4.9% of the voting stock of the Company. The Company believes that the Minimum Condition will be satisfied.

  The primary purposes of the Offerings are to enable the Company to downstream sufficient capital to the Bank to comply with the requirements of the 1995 Formal Agreement and the 1995 MOU and to facilitate the implementation of the Company's and Bank's operating strategies. See Item 1 "Business--Operating Strategy" and Item 7 Management's "Discussion and Analysis of Financial Condition and Results of Operations--Regulatory Agreements." The Company anticipates that the net proceeds contributed to the Bank will be invested in earning assets. Proceeds retained by the Company will be used for general corporate purposes, including possible strategic acquisitions. The Company has no current understandings or agreements, is not presently negotiating any such acquisitions and is not able to effect any acquisitions due to regulatory constraints. Proceeds from the Offerings will not be used to pay dividends on the Preferred Stock. Notwithstanding the foregoing, the Company may not pay dividends unless the Bank is in full compliance with federal regulatory capital requirements, the Company and the Bank are permitted to pay dividends by their regulators and the Company has adequate retained earnings in accordance with California law. At present, the Company is prohibited by the terms of the 1995 MOU from declaring or paying a dividend without prior approval of the Reserve Bank and does not have adequate retained earnings to declare a dividend in compliance with California law. See
Item 7 "Management Discussion and Analysis of Financial Conditions and Results of Operations--Regulatory Agreements."

  The Bank is currently operating under the 1995 Formal Agreement dated December 14, 1995 with the OCC. To the extent significant losses continue and capital continues to decline, the Bank could fall into an "undercapitalized" category. In such event, the Bank would be even more closely monitored by the federal regulators, and could be subject to other restrictions. See Item 1. "Business--Federal Deposit Insurance Corporation Improvement Act of 1991" for additional information.

Liquidity

  THE BANK. Liquidity management for banks requires that funds be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. Over a very short time frame, maturing assets provide only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities.

  Market and public confidence in the financial strength of the Bank and financial institutions in general will largely determine the Bank's access to appropriate levels of liquidity. This confidence is significantly dependent on the Bank's ability to maintain continued sound asset credit quality and appropriate levels of capital resources.

  Management has defined liquidity as the ability of the Bank to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. Management measures the Bank's liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds. Management believes this method provides a comprehensive measure of the Bank's net liquidity position.

  Liquidity includes cash and due from banks, federal funds sold and investment securities. Sources of liquidity include loan repayments, deposits and borrowings under informal overnight federal fund lines available from correspondent banks. In addition to volatile noninterest-bearing demand and interest rate-sensitive deposits, the Bank's principal demand for liquidity is anticipated fundings under credit commitments to customers.

  To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, Federal funds sold and investment securities. As of December 31, 1996, the Bank's liquidity ratio was 44.8%, defined as $23.0 million in Federal funds sold, $18.4 million in investment securities and $5.1 million in cash and due from banks, as a percentage of deposits.

  In response to the 1995 Formal Agreement, the Bank's Board of Directors adopted revised measurement guidelines for management of the Bank's liquidity position (the "liquidity guidelines"), including limitations on the maximum acceptable ratios as follows: (i) loan-to-deposit ratio of 85%, (ii) amounts of purchased funds as a percentage of aggregate funding sources, comprised of purchased funds, deposits, and borrowings from customers under retail repurchase agreements ("purchased funds ratio") of 20%, (iii) pledged investment securities as a percentage of the total investment securities portfolio ("pledged securities ratio") of 75%, (iv) money desk deposits, as discussed further below, in the aggregate and as a percentage of total deposits of 40% and time certificates of deposit of $100,000 or more to total deposits of 15% (See "Regulatory Agreements"). For this purpose, purchased funds include borrowings from securities dealers under wholesale repurchase agreements, borrowings from correspondent banks under overnight federal fund lines and brokered deposits. The liquidity guidelines further establish a minimum net liquidity position to be maintained by the Bank. The Bank was in compliance with these guidelines throughout 1996. (See Item 8. "CONSOLIDATED FINANCIAL STATEMENTS.")

  As described above, maintaining appropriate levels of capital is an important factor in determining the availability of critical sources of liquidity. Accordingly, the liquidity guidelines also require that the Bank maintain a minimum level of total regulatory capital in excess of the minimum level required under the FRB's guidelines (see "Capital Resources").

  Management and the Interest Rate Risk Committee of the Board of Directors of the Bank seek to maintain a stable net liquidity position while optimizing operating results, as reflected in net interest income, the net yield on earning assets and the cost of interest-bearing liabilities in particular (see "Net Interest Income and Interest Rate Risk"). The Committee meets monthly to review the Banks current and projected net liquidity position and to review actions taken by management at its weekly Interest Rate Risk Committee meetings to achieve this liquidity objective.

  The Company's consolidated statements of cash flows included in the accompanying consolidated financial statements present certain information about cash flows from operating, investing and financing activities. The Company's principal cash flows relate to investing and financing activities of the Bank, rather than operating activities. While the statement presents the periods' net cash flows from lending and deposit activities, it does not reflect certain important aspects of the Bank's liquidity described above, including (i) anticipated liquidity requirements under outstanding credit commitments to customers, (ii) intraperiod volatility of deposits, particularly fluctuations in the volume of commercial customers' noninterest-bearing demand deposits, and (iii) unused borrowings available under federal funds lines, repurchase agreements, and other arrangements. As such, management believes that the measurements provided in the liquidity guidelines discussed above are generally more indicative of the Bank's overall liquidity position. The Bank's principal source of operating cash flows is net interest income. See "Net Interest Income" for a discussion of the impact of recent trends and events on this source of operating cash flows during the three-year period ended December 31, 1996.

  THE COMPANY. The Company's liquidity is limited. The Company is relying on equity sales and dividends from the Bank as sources of liquidity. Dividends from subsidiaries ordinarily provide a source of liquidity to a bank holding company. The Bank is prohibited from paying cash dividends without the prior written consent of the OCC and Reserve Bank.

  During 1996, the Company did not receive dividends.

  The Company anticipates cash expenditures during 1997 to consist of operating expenses. A cash shortfall is anticipated unless additional cash can be raised. (See "Regulatory Agreement").

REGULATORY CAPITAL REQUIREMENTS

RISK-BASED CAPITAL GUIDELINES

  The Federal Reserve Board and the OCC have issued guidelines to implement risk-based capital requirements. The risk-based capital ratio of the Company and the Bank are calculated under the guidelines by dividing their respective qualifying total capital by their respective total risk-weighted assets. The Company's qualifying total capital and total risk-weighted assets are determined on a fully consolidated basis. A bank holding company's total qualifying capital is comprised of the sum of core capital elements ("Tier 1 capital") and supplementary capital elements ("Tier 2 capital"), minus certain specified deductions (collectively, the "deductions"), if any. Tier 1 capital consists primarily of common stock and retained earnings. Tier 2 capital is comprised of the allowance for credit losses limited to 1.25% of total risk weighted assets. Total risk-based capital is Tier 1 plus Tier 2 capital; however, at least 50% of total capital must be comprised of Tier 1 capital. The capital standards specify that assets, including certain off-balance items be assigned risk weights based on credit and liquidity risk which range from 0% risk weight for cash to 100% risk weight for commercial loans and certain other assets. The leverage ratio is Tier 1 capital to adjusted average assets. The Tier 1 capital ratio is Tier 1 capital to risk weighted assets. The total risk-based capital ratio is Tier 1 plus Tier 2 capital to risk weighted assets.

  The risk-based capital ratio focuses principally on broad categories of credit risk. The ratio does not take into account many other factors that can affect the Company's or the Bank's financial condition. Those factors include interest-rate risk, liquidity risks, the levels and quality of earnings, investment or loan portfolio concentrations, the quality of loans and investments, the effectiveness of lending and investment policies, and management's overall ability to monitor and control financial and operating risks. In addition to evaluating capital ratios, an overall assessment of capital adequacy will take into account each of those other factors, including, in particular, the level of nonperforming and potential nonperforming loans. For these reasons, the final supervisory judgment on a banking organization's capital adequacy may differ from the conclusions that may be drawn solely from the entity's risk-based capital ratio. Accordingly, the FRB and OCC generally expect bank holding companies and national banks to operate with risk-based capital ratios above the minimums required.

CAPITAL LEVERAGE RATIO STANDARDS

  The FDIC Improvement Act requires that for banks to be considered "well capitalized," they must maintain a leverage ratio of 5.0%, a Tier 1 capital ratio of 6.0% and a risk-based capital ratio of 10.0% and not be under a written agreement or capital directive. Banks will be considered "adequately capitalized" if they maintain a leverage ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0%, and a total risk-based capital ratio of 8.0%.

FORMAL AGREEMENT

  On December 14, 1995, the Bank entered into the 1995 Formal Agreement with the OCC, pursuant to which the Bank is required to achieve and maintain, (i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 capital to risk weighted assets ratio equal to at least 10.0%. As set forth in Table 16, the Bank's capital leverage and Tier 1 capital to risk weighted assets ratios at December 31, 1996, were 4.67% and 6.95%, respectively. At

December 31, 1996, the Bank was not in compliance with maintaining a capital leverage ratio of 6.5% or a Tier 1 capital to risk weighted assets ratio of 10% pursuant to the 1995 Formal Agreement. Accordingly, the Bank may be subject to further regulatory enforcement action by the OCC. A Capital Plan was filed with the OCC on February 8, 1996. See "Regulatory Agreements."

TABLE 16
REGULATORY CAPITAL INFORMATION
OF THE COMPANY AND THE BANK

                              AT DECEMBER 31, 1996              AT DECEMBER 31, 1995
                          -------------------------------   -------------------------------
                             COMPANY           BANK            COMPANY           BANK
                          --------------  ---------------   --------------  ---------------
                           AMOUNT  RATIO   AMOUNT   RATIO    AMOUNT  RATIO   AMOUNT   RATIO
                          -------- -----  --------  -----   -------- -----  --------  -----
                                            (DOLLARS IN THOUSANDS)
Risk-based capital (3):
 Tier 1 capital.........  $  4,921 6.96%  $  4,911   6.95 % $  6,166 6.96%  $  6,157   6.95 %
 Tier 1 capital minimum
  requirement (1).......     2,828 4.00%     7,071  10.00 %    3,542 4.00%     8,856  10.00 %
                          -------- ----   --------  -----   -------- ----   --------  -----
 Excess (Deficiency)....  $  2,093 2.96%  $ (2,160) (3.05)% $  2,624 2.96%  $ (2,699) (3.05)%
                          ======== ====   ========  =====   ======== ====   ========  =====
Total capital...........  $  5,831 8.25%  $  5,820   8.23 % $  7,306 8.25%  $  7,297   8.24 %
Total capital minimum
 requirement............     5,657 8.00%     5,657   8.00 %    7,085 8.00%     7,085   8.00 %
                          -------- ----   --------  -----   -------- ----   --------  -----
 Excess.................  $    174 0.25%  $    163   0.23 % $    221 0.25%  $    212   0.24 %
                          ======== ====   ========  =====   ======== ====   ========  =====
Total risk-weighted
 assets.................  $ 70,170        $ 70,710          $ 88,558        $ 88,558
Capital Leverage Ratio
 Standard (2) (3)
 Tier 1 capital.........  $  4,921 4.68%  $  4,911   4.67 % $  6,166 4.68%  $  6,157   4.67 %
 Tier 1 capital minimum
  requirement (1).......     4,210 4.00%     6,841   6.50 %    5,271 4.00%     8,565    6.5 %
                          -------- ----   --------  -----   -------- ----   --------  -----
 Excess (Deficiency)....  $    711 0.68%  $ (1,930) (1.83)% $    895 0.68%  $ (2,408) (1.83)%
                          ======== ====   ========  =====   ======== ====   ========  =====
Average total assets, as
 adjusted, during three-
 month periods ended
 December 31,...........  $105,249        $105,249          $131,764        $131,764

--------
(1) The Bank's minimum Tier 1 capital to risk weighted assets and Tier 1 capital leverage requirements are based on the provisions of the 1995 Formal Agreement, which became effective on December 14, 1995.
(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at December 31, 1996 and December 31, 1995 to average total assets during the three-month period then ended.
(3) Tier 1 capital excludes any unrealized gains or losses recorded under Statement of Financial Accounting Standards No. 115.

REGULATORY AGREEMENTS

  FORMAL AGREEMENT (OCC)

  The OCC conducted examinations of the Bank in late 1990 and early 1991 which identified deficiencies in the Bank's loan underwriting and administration policies and procedures. Information derived from these examinations resulted in significant increases in loans identified as nonperforming in 1991 and concurrent increases in the 1991 provisions for credit losses, charge-offs of nonperforming loans and the allowance for credit losses. These developments caused the OCC to determine that the Bank required special supervisory attention. Accordingly, the OCC and the Bank entered into the 1991 Formal Agreement.

  The 1991 Formal Agreement provided, among other things, that the Bank must:
(i) employ a Chief Credit Officer after approval by the OCC; (ii) retain an independent management consultant to evaluate the Bank's operations and personnel; (iii) develop a strategic plan; (iv) review and revise existing loan policies, develop written policies and procedures for loan administration and nonaccrual loans, implement a written plan to reduce the level of classified assets and establish an independent loan review program; (v) develop written policies for liquidity maintenance and asset and liability management; and (vi) achieve by October 31, 1991, and thereafter maintain, a Tier 1 risk-based capital ratio of at least 10% and a leverage-capital ratio of at least 6.5%.

  Subsequent to the 1991 Formal Agreement and 1991 MOU (described below), the Company continued to experience losses due to the prolonged nature of the recession in Southern California, losses embedded in the existing loan portfolio, and losses associated with a bulk loan purchase from the FDIC in 1993. From January 1, 1991 through December 31, 1995, the Company's cumulative net losses amounted to $22.4 million. These losses were primarily the result of substantial provisions for credit losses, losses on interest-rate hedges and swaps and losses on the sale of securities combined with the adverse effects of the substantial reduction in the asset levels of the Bank. Nonperforming assets increased from $14.8 million at December 31, 1990, to a peak of $22.0 million at December 31, 1993.

  As a result of these losses, following the OCC's examination of the Bank conducted in 1995, the Bank entered into a second formal agreement with the OCC, the 1995 Formal Agreement, which supersedes and replaces in its entirety the 1991 Formal Agreement. The 1995 Formal Agreement provides that the Bank must: (i) provide monthly progress reports to the OCC; (ii) within sixty (60) days thereof, employ a Chief Financial Officer after approval by the OCC;
(iii) not pay directors fees until the Bank has regained profitability and is deemed to be in satisfactory condition by the OCC; (iv) review all management fees, consulting contracts and severance plans; (v) analyze new products and services; (vi) maintain sufficient liquidity; (vii) maintain a Tier 1 risk-based capital ratio of at least 10% and a leverage-capital ratio of at least 6.5%; (viii) develop a three-year capital plan; (ix) develop a strategic plan; and (x) implement a written loan administration program. A capital plan was submitted to the OCC on February 8, 1996, a loan administration program was submitted on February 29, 1996 and a strategic plan was submitted in May, 1996. A Chief Financial Officer was employed in August, 1996. As required under the 1995 Formal Agreement, the Bank reports quarterly on the status of its progress to the OCC. The Bank has developed a detailed internal tracking system for determining and reporting compliance with the 1995 Formal Agreement.

  At December 31, 1996, the Bank's Tier 1 risk-based capital ratio was 6.95% and its leverage capital ratio was 4.67%. With the exception of the minimum capital ratio requirements, loan administration requirements (with which the Bank is in the process of achieving compliance), and the consulting contracts requirements (with which the Bank is in the process of achieving compliance), the Bank is in compliance with the 1995 Formal Agreement. The Company believes that, following completion of the Offerings, it will be in substantial compliance with all requirements of the 1995 Formal Agreement. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity." However, there can be no assurance as to whether or when the OCC will lift the 1995 Formal Agreement. Failure to comply with the 1995 Formal Agreement may result in further regulatory action such as a cease and desist order, the imposition of civil money penalties against the Bank and its directors and executive officers or the removal of one or more directors or executive officers.

 Memorandum of Understanding (Reserve Bank)

  The Reserve Bank periodically conducts inspections of the Company as part of its oversight of bank holding companies. Following the Reserve Bank's inspection of the Company in mid-1991, the Reserve Bank and the Company entered into the 1991 MOU. In accordance with the 1991 MOU, the Company submitted to the Reserve Bank a plan to improve its financial condition and to assure compliance by the Bank with the 1991 Formal Agreement. Pursuant to the 1991 MOU, the Company adopted written policies concerning dividends, intercompany transactions and tax allocations and management or service fees. Further, the Company agreed to refrain from paying dividends or incurring debt without the prior written approval of the Reserve Bank.

  The Reserve Bank's examination of the Company as of June 30, 1993, found the Company to be in compliance with all provisions of the 1991 MOU except one, which was to improve the financial condition of the Bank. Based on the results of this examination, the Reserve Bank determined that the Company continued to require supervisory attention and required the Company to have new appointments of senior executive officers reviewed by the Reserve Bank prior to their appointment.

  As a result of the Reserve Bank's examination of the Company as of March 31, 1995, the Company entered into the 1995 MOU on October 26, 1995 with the Reserve Bank, which supersedes and replaces the 1991 MOU.

Among other things, the 1995 MOU (i) prohibits the Company from paying dividends without the prior approval of the Reserve Bank, (ii) requires the submission of a plan to increase the Bank's capital ratios, (iii) requires the Company to conduct a review of the senior and executive management of the Company and the Bank, (iv) prohibits the incurrence or renewal of debt without the Reserve Bank's approval, (v) restricts cash expenditures in excess of $10,000 in any month and (vi) prohibits the Company from making acquisitions or divestitures or engaging in new lines of business without the Reserve Bank's approval. The Company may be subject to further regulatory enforcement action by the Reserve Bank and its ability to effect acquisitions may be limited by regulatory constraints.

  The Company believes that, following the completion of the Offerings, it will be in full compliance with the 1995 MOU. However, there can be no assurance as to whether or when the Reserve Bank will lift the 1995 MOU. See Capital Resources and Liquidity.

  Management expects that, until lifted, the 1995 Formal Agreement will substantially impair the ability of the Bank to declare and pay dividends to the Company, since the Bank currently intends to retain any earnings to augment its regulatory capital. Since the Company's only source of funds for the payment of dividends on the Preferred Stock will be dividends received from the Bank, it is unlikely that the Company will declare and pay dividends in the foreseeable future. In accordance with the 1995 MOU, the Company has agreed to refrain from paying dividends without the prior written approval of the Reserve Bank. The Company's ability to pay dividends is also dependent on whether it has adequate retained earnings under California law.

Recent Accounting Developments

  No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statements also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The statement requires pro forma disclosures of net earnings and earnings per share computed as if the fair value-based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB Opinion 25. The Company has chosen not to adopt the fair value provisions of SFAS No. 123 and will continue accounting for stock compensation awards at their intrinsic value at the grant date, and will adopt the disclosure requirements of SFAS No. 123.

  No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. SFAS No. 125 distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company has not completed its analysis of the impact SFAS No. 125 may have on the financial condition and results of operations of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1. The supplementary data pursuant to Item 8 is included in "Note 18--Quarterly Financial Data (unaudited)"--of the Notes to Consolidated Financial Statements" on page F-28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item will appear under the captions "Proposal 1: Nomination and Election of Directors," "Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1995 and 1996 Annual Meetings of Shareholders (the "1996 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item will appear under the captions "Directors and Executive Officers--Compensation of Directors," "Directors and Executive Officers--Executive Compensation," "Report of the Compensation Committee on Executive Compensation", "Directors and Executive Officers--Stock Option Grants," "Directors and Executive Officers--Option Exercises and Holdings," "Directors and Executive Officers--Compensation Committee Interlocks and Insider Participation." and "Performance Graph" in the 1996 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to those portions of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in amendment to this report filed with the Commission on Form 10-K/A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will appear under the captions "Outstanding Securities and Voting Rights" and "Security Ownership of Principal Shareholders and Management" in the 1996 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the 1996 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1996 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents have been filed as part of this report:

1. Financial Statements

                                                                           PAGE
                                                                           ----
  Independent Auditors' Report............................................ F-1
  Consolidated Balance Sheets at December 1996 and 1995................... F-2
  Consolidated Statements of Operations for the years ended December 31,
   1996, 1995, and 1994................................................... F-3
  Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994................................. F-4
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994.................................................... F-5
  Notes to Consolidated Financial Statements for the three years ended De-
   cember 31, 1996........................................................ F-6

2. Financial Statement Schedules

  None.

  (b) Reports on Form 8-K

  None.

  (c) Exhibits

  See Index to Exhibits on page E-1 of this Report on Form 10-K

  (d) See Item 14(a) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL MERCANTILE BANCORP
                                          (Registrant)

                                          By /s/ HOWARD P. LADD
                                          -------------------------------------
                                                     Howard P. Ladd
                                                 Chief Executive Officer

                                          By /s/ JOSEPH W. KILEY III
                                          -------------------------------------
                                                   Joseph W. Kiley III
                                                 Chief Financial Officer

Date: March 31, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
/s/ HOWARD P. LADD                   Chairman of the Board           March 31, 1997
------------------------------------  and Chief Executive Officer
   Howard P. Ladd

/s/ ROBERT E. THOMSON                Vice Chair                      March 31, 1997
------------------------------------
   Robert E. Thomson

/s/ ROBERT E. GIPSON                 Director                        March 31, 1997
------------------------------------
   Robert E. Gipson

/s/ ALAN GRAHM                       Director                        March 31, 1997
------------------------------------
   Alan Grahm

/s/ A. THOMAS HICKEY                 Director and Secretary          March 31, 1997
------------------------------------
   A. Thomas Hickey

/s/ SCOTT A. MONTGOMERY              Director                        March 31, 1997
------------------------------------
   Scott A. Montgomery

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
National Mercantile Bancorp
Los Angeles, California

  We have audited the accompanying consolidated balance sheets of National Mercantile Bancorp and subsidiary (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mercantile Bancorp and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

  The accompanying 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company and its wholly owned subsidiary, Mercantile National Bank (the "Bank"), are operating under regulatory agreements with the Federal Reserve Bank of San Francisco and the Office of the Comptroller of the Currency ("OCC"), respectively, that require them to meet prescribed requirements. At December 31, 1996, the Bank did not meet the leverage and tier-one risk-based capital requirements under the regulatory agreements. If the Company or the Bank are unable to comply with the terms of the agreements, they may be subject to further regulatory enforcement actions. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
Los Angeles, California

March 7, 1997

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                              1996      1995
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
ASSETS
Cash and due from banks-demand............................. $  5,113  $  9,272
Federal funds sold and securities purchased under
 agreements to resell......................................   23,000    21,000
                                                            --------  --------
 Cash and cash equivalents.................................   28,113    30,272
Securities available-for-sale, at fair value; aggregate
 amortized cost of $4,078 and $20,256 at December 31, 1996
 and 1995, respectively....................................    4,002    20,102
Securities held-to-maturity, at amortized cost; aggregate
 market value of $14,355 at December 31, 1996..............   14,395       --
Federal Reserve Bank stock.................................      233       315
Loans receivable...........................................   62,547    82,012
 Allowance for credit losses...............................   (2,969)   (3,805)
                                                            --------  --------
  Net loans receivable.....................................   59,578    78,207
Premises and equipment, net................................      943     1,126
Other real estate owned....................................      556       581
Accrued interest receivable and other assets...............    1,596     1,389
                                                            --------  --------
    Total Assets........................................... $109,416  $131,992
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand............................... $ 34,752  $ 44,579
  Interest-bearing demand..................................    7,292     7,737
  Money market accounts....................................   15,512    18,901
  Savings..................................................    5,650     1,927
  Time certificates of deposit:
    $100,000 and over......................................    9,214     8,551
    Under $100,000.........................................   31,434    38,548
                                                            --------  --------
    Total deposits.........................................  103,854   120,243
Securities sold under agreements to repurchase.............       --     4,497
Accrued interest payable and other liabilities.............      717     1,241
                                                            --------  --------
    Total liabilities......................................  104,571   125,981
                                                            --------  --------
Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000
   shares..................................................      --        --
  Common stock, no par value; authorized 10,000,000
   shares; issued and outstanding 3,078,146 at December 31,
   1996 and 1995...........................................   24,614    24,614
  Accumulated deficit......................................  (19,693)  (18,449)
  Net unrealized loss on securities available-for-sale.....      (76)     (154)
                                                            --------  --------
    Total shareholders' equity.............................    4,845     6,011
                                                            --------  --------
    Total Liabilities and Shareholders' Equity............. $109,416  $131,992
                                                            ========  ========

          See accompanying notes to consolidated financial statements

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                       1996     1995     1994
                                                      -------  -------  -------
                                                      (DOLLARS IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Interest income:
  Loans, including fees.............................  $ 6,743  $ 9,299  $16,149
  Securities held-to-maturity.......................       62      --       610
  Securities available-for-sale.....................      928    1,395    3,675
  Trading securities................................      --       --       130
  Federal funds sold and securities purchased under
   agreements to resell.............................    1,024      933      333
  Interest-bearing deposits with other financial
   institutions.....................................      --         7        3
                                                      -------  -------  -------
   Total interest income............................    8,757   11,634   20,900
Interest expense:
  Interest-bearing demand...........................       76      137      144
  Money market and savings..........................      634    1,002    1,274
  Time certificates of deposit:
  $100,000 and over.................................      419      542      471
  Under $100,000....................................    1,925    2,188    3,309
                                                      -------  -------  -------
   Total interest expense on deposits...............    3,054    3,869    5,198
  Federal funds purchased and securities sold under
   agreements to repurchase.........................       25      110      328
                                                      -------  -------  -------
   Total interest expense...........................    3,079    3,979    5,526
                                                      -------  -------  -------
   Net interest income..............................    5,678    7,655   15,374
Provision for credit losses.........................      --     2,307    7,330
                                                      -------  -------  -------
  Net interest income after provision for credit
   losses...........................................    5,678    5,348    8,044
Other operating income (losses):
  Net loss on sale of trading securities............      --       --      (112)
  Net loss on sale of securities available-for-sale.       (3)  (1,233)  (1,327)
  Loss on termination of interest-rate swap.........      --    (1,294)     --
  International services............................      124      224      435
  Investment services...............................       73      254      283
  Deposit-related and other customer services.......      308      737      696
  Other income-shareholders' insurance claims.......      --       730      --
  Loss on other real estate owned...................      --      (733)    (894)
  Loss on sale of other assets......................      --       --    (1,087)
  Lower-of-cost-or-market adjustment on loans held
   for sale.........................................      --       --      (851)
                                                      -------  -------  -------
   Total other operating income (losses)............      502   (1,315)  (2,857)
Other operating expenses:
  Salaries and related benefits.....................    2,718    3,878    5,088
  Severance costs...................................      --       141      333
  Net occupancy.....................................      793    1,468    1,832
  Furniture and equipment...........................      298      385      539
  Printing and communications.......................      211      270      420
  Insurance and regulatory assessments..............      629      971    1,203
  Customer services.................................      607      853      837
  Computer data processing..........................      359      413      495
  Legal Settlement..................................    1,000      --       --
  Legal services....................................      503      749      768
  Other professional services.......................      640    1,546    1,406
  Other real estate owned expenses..................       39       41       87
  Promotion and other expenses......................      206      518      706
                                                      -------  -------  -------
   Total other operating expenses...................    8,003   11,233   13,714
                                                      -------  -------  -------
  Net loss before income tax benefit................   (1,823)  (7,200)  (8,527)
Income tax benefit..................................     (579)     --       --
                                                      -------  -------  -------
  Net loss..........................................  $(1,244) $(7,200) $(8,527)
                                                      =======  =======  =======
  Net loss per share................................  $ (0.40) $ (2.34) $ (2.79)
                                                      =======  =======  =======

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                      NET
                                                                   UNREALIZED
                                                                  GAIN (LOSS)
                                     COMMON STOCK                ON SECURITIES
                         PREFERRED ----------------- ACCUMULATED  AVAILABLE-
                           STOCK    SHARES   AMOUNT    DEFICIT     FOR-SALE     TOTAL
                         --------- --------- ------- ----------- ------------- --------
                                             (DOLLARS IN THOUSANDS)
Balance at January 1,
 1994...................    --     3,044,446 $24,525  $ (2,722)     $   396    $ 22,199
 Stock options
  exercised.............              33,700      89                                 89
 Net unrealized loss on
  securities available-
  for-sale..............                                             (3,453)     (3,453)
 Net income.............                                (8,527)                  (8,527)
                            ---    --------- -------  --------      -------    --------
Balance at December 31,
1994....................    --     3,078,146  24,614   (11,249)      (3,057)    (10,308)
 Decrease in net
  unrealized loss on
  securities available-
  for-sale..............                                              2,903       2,903
 Net loss...............                                (7,200)                  (7,200)
                            ---    --------- -------  --------      -------    --------
Balance at December 31,
1995....................    --     3,078,146  24,614   (18,449)        (154)      6,011
 Decrease in net
  unrealized loss on
  securities available-
  for-sale..............                                                 78          78
 Net loss...............                                (1,244)                  (1,244)
                            ---    --------- -------  --------      -------    --------
Balance at December 31,
1996....................    --     3,078,146 $24,614  $(19,693)     $   (76)   $  4,845
                            ===    ========= =======  ========      =======    ========


          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996      1995      1994
                                                 --------  --------  ---------
                                                   (DOLLARS IN THOUSANDS)
Net cash flows from operating activities:
  Net loss...................................... $ (1,244) $ (7,200) $  (8,527)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Accretion of sublease loss....................      --       (458)      (386)
  Depreciation and amortization.................      194       365        468
  Gain on sale of fixed assets..................       (1)      --         --
  Provision for credit losses...................      --      2,307      7,330
  Provision for OREO............................      --        733        411
  Lower of cost or market adjustment on loans
   held-for-sale................................      --        --         851
  Net loss on sale of securities available-for-
   sale.........................................        3     1,233      1,327
  Net amortization of premiums on securities
   held-to-maturity.............................      --        --          19
  Net amortization of premiums on securities
   held-for-sale................................       57        57        177
  Net accretion of discounts on loans purchased.       (9)     (163)    (4,196)
  Accretion of deferred gains, net of
   amortization of premiums on interest-rate
   hedging contracts terminated.................      --        --        (588)
  Loss on sale of other assets..................      --        --       1,087
  Net loss on sale of OREO......................      --        --         483
  Net decrease in trading securities............      --        --       9,992
  (Increase) decrease in accrued interest
   receivable and other assets..................     (201)      723        906
  Decrease in accrued interest payable and other
   liabilities..................................     (524)     (287)      (409)
                                                 --------  --------  ---------
    Net cash provided by (used in) operating
     activities.................................   (1,725)   (2,690)     8,945
Cash flows from investing activities:
  Net decrease (increase) in interest-bearing
   deposits with other financial institutions...      --        195        (96)
  Purchase of securities held-to-maturity.......  (14,395)      --     (11,964)
  Proceeds from repayments and maturities of
   securities held-to-maturity..................       --       --       8,000
  Purchase of securities available-for-sale.....   (1,000)   (8,013)  (151,752)
  Proceeds from sales of securities available-
   for-sale.....................................   10,632    46,862    154,040
  Proceeds from repayments and maturities of
   securities available-for-sale................    6,568     4,276      8,326
  Proceeds from sale of loans...................      --      6,599        --
  Net decrease in loans.........................   18,638    31,870     30,533
  Purchase of OREO..............................      (43)
  Proceeds from sale of OREO....................       62       215      4,637
  Proceeds from sale of other assets............      --        --         372
  Net purchases of premises and equipment.......      (10)     (105)      (320)
                                                 --------  --------  ---------
    Net cash provided by investing activities...   20,452    81,899     41,776
Cash flows from financing activities:
  Net decrease in demand deposits, money market
   and savings accounts.........................   (9,938)  (58,649)   (40,690)
  Net decrease in time certificates of deposit..   (6,451)  (28,923)   (20,341)
  Net decrease in funds payable on purchase of
   securities not yet settled...................      --        --        (973)
  Net (decrease) increase in securities sold
   under agreements to repurchase and federal
   funds purchased..............................   (4,497)   (8,075)     4,549
  Net proceeds from exercise of stock options...      --        --          89
                                                 --------  --------  ---------
    Net cash used in financing activities.......  (20,886)  (95,647)   (57,366)
                                                 --------  --------  ---------
Net decrease in cash and cash equivalents.......   (2,159)  (16,438)    (6,645)
Cash and cash equivalents, January 1............   30,272    46,710     53,355
                                                 --------  --------  ---------
Cash and cash equivalents, December 31.......... $ 28,113  $ 30,272  $  46,710
                                                 ========  ========  =========

          See accompanying notes to consolidated financial statements.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, federal funds sold and securities purchased under agreements to resell. Cash flows from interest-rate swap agreements and collar and floor contracts that are accounted for as hedges of loans and investments available-for-sale are reflected in cash flows from operating activities, rather than cash flows from investing activities.

 Investments in Debt Securities

  Investments in debt securities are classified into three categories based on the Company's intent at acquisition date. The categories are: (1) held-to-maturity, (2) available-for-sale, and (3) trading securities.

  Debt securities available-for-sale are carried at estimated fair value. Unrealized holding gains and losses are excluded from earnings, and reported in a separate component of shareholders' equity until realized. Because the Bank has net operating loss carryforwards, no tax benefit has been recorded from the unrealized loss.

  Gains or losses on sales of securities are determined using the specific identification method. Securities transferred from one category to another are transferred at estimated fair value.

 Loans

  Loans are reported at the principal amounts outstanding, net of (i) deferred net loan origination fees, (ii) purchased discounts, (iii) deferred net gains on sales or terminations of interest-rate swap agreements and collar contracts accounted for as hedges of loans, and (iv) the allowance for credit losses.

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

  When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received and where the ultimate collection of the carrying amount of the loan is probable, after giving

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994
consideration to borrowers' current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current and (ii) such loans are either considered, in management's judgment, to be fully collectible or otherwise become well secured and in the process of collection.

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

 Allowance for Credit Losses

  The Company's allowance for credit losses is maintained at a level considered by management to be adequate to absorb estimated losses inherent in the existing portfolio, including commitments under commercial and standby letters of credit. The allowance for credit losses is increased by the provision for credit losses charged against operating results and decreased by the amount of net loan charge-offs. Impaired loans, characterized as loans where it is probable that the Bank will be unable to collect the principal and interest amounts due according to their contractual terms, are determined by a periodic evaluation on an individual loan basis. Losses for secured loans that are individually evaluated are measured at the fair value of the collateral. Credit losses are fully or partially charged against the allowance for credit losses when, in management's judgment, the full collectibility of a loan's principal is in doubt.

  In evaluating the adequacy of the allowance for credit losses, management estimates the amount of the potential risk of loss for each loan that has been identified as having below-standard credit risk. Those estimates give consideration to economic conditions and their effects on the borrower's industry; borrower's financial data and management capabilities; and current valuations of collateral where appropriate. An allowance for loan loss is further allocated for all loans not so identified based upon the risk characteristics of particular categories of loans and historical loss experience in the portfolio, adjusted, as appropriate, for the estimated effects of current economic conditions. Additional allowances are allocated on the basis of credit risk concentrations in the portfolio and commitments and contingent obligations under off-balance sheet commercial and standby letters of credit.

 Other Real Estate Owned

  Other Real Estate Owned ("OREO") includes real property acquired in full or partial satisfaction of loans through foreclosure, including direct foreclosure or deed in lieu of foreclosure.

  Foreclosed property is recognized at the property's estimated fair value at the date of foreclosure, with any excess of the net investment in the loan over the property's fair value charged against the allowance for credit losses.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  OREO is classified as held for sale and carried at the lower of estimated fair value or cost. Subsequent write-downs of OREO resulting from declining fair values are recorded in the periods in which they become known. Costs of holding OREO are reflected in other operating expense as incurred.

 Premises and Equipment, Net

  Premises and equipment are presented at cost less accumulated amortization and depreciation. Depreciation of furniture, fixtures and equipment is determined using the straight-line method over the estimated useful lives of the related assets which range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the term of the related leases or the service lives of the improvements, whichever is shorter.

 Income Taxes

  The Company and the Bank file consolidated federal and combined state income tax returns on a calendar year basis.

  Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards using enacted tax laws and rates. Deferred tax expense represents the net change in deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense or benefit for the year.

 Loss Per Share

  Loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the years ended December 31, 1996, 1995 and 1994 were 3,078,146, 3,078,146, and 3,055,584, respectively. Loss per share computations exclude common share equivalents since the effect would be to reduce the loss per share amount.

 Interest-Rate Swap Agreements and Hedging Contracts

  During 1994 and 1995, the Company entered into interest-rate swap agreements as a means of moderating the impact of changes in the prime interest rate on income from loans and investment securities. The differential to be received
(paid) in interest-rate swap agreements is recognized in interest income from loans or investments over the life of the related agreements. Upon termination of a swap agreement, the Company recognizes the remaining interest differential to be received (paid) and unrealized gain or loss to income or expense in the period the swap is terminated.

  The Company does not use interest-rate swaps for trading purposes. Interest-rate swap agreements used to hedge the available-for sale investment securities are carried at fair value and the unrealized gain or loss is included with the unrealized gain or loss on its investment securities available-for-sale as a separate component of equity. Interest-rate swaps used to hedge the loan portfolio are carried off-balance sheet.

  The Company did not enter into any interest-rate swap or other derivative agreements during 1996. There were no such agreements outstanding as of December 31, 1996 and 1995.

Fair Value of Financial Instruments

  Estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates of fair value in the financial statements are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

 Recent Accounting Pronouncements

  On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, or disposed of, be reviewed for impairment based on the fair value of the asset. Furthermore, this statement requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at the lower of carrying amount or fair value less cost to sell. The Company has determined that the impact of this Statement on its operations and financial position is not material for the year ended December 31, 1996.

  SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incur liabilities to employees in amounts based on the price of the employer's stock. Examples are stock purchase plans, stock options, restricted stock awards, and stock appreciation rights. This statement also applies to transactions in which any entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for, or at least disclosed in the case of stock options, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The accounting requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995, or for an earlier fiscal year for which SFAS No. 123 is initially adopted for recognizing compensation cost. The statement permits a company to choose either a new fair value-based method or the current APB Opinion 25 intrinsic value-based method of accounting for its stock-based compensation arrangements. The statement requires pro forma disclosures of net earnings and earnings per share computed as if the fair value-based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under APB Opinion 25. The Company has chosen not to adopt the fair value provisions of SFAS No. 123 and will continue accounting for stock compensation awards at the intrinsic value at the grant date. See Note 12 for the disclosure requirements of SFAS No 123.

  In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and is applied prospectively to financial statements for fiscal years beginning after December 31, 1996. In 1996, the FASB also issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers for one year the effective date of certain provisions within SFAS No. 125. The Company does not believe the impact on its operations and financial position will be material upon adoption of SFAS No. 125 or SFAS No. 127.

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

 Reclassifications

  Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 2--REGULATORY MATTERS

 Going Concern

  The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred net losses of $1.2 million, $7.2 million and $8.5 million during the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, the Bank was not in compliance with the minimum capital requirements prescribed by the formal agreement that the Bank entered into with the Office of the Comptroller of the Currency (OCC) in December 1995. The formal agreement and regulatory capital requirements are described below. If the Bank is unable to meet the minimum capital requirements of the formal agreement, one or more regulatory sanctions may result, such as a cease and desist order, the imposition of civil money penalties against the Bank and its directors and executive officers or the removal of one or more directors or executive officers.

  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include the adjustments, if any, that might have been required had the outcome of the uncertainty been known, or any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on the Bank's ability to comply with the terms of the formal agreement (the most significant of which is the raising of capital), maintain sufficient liquidity, and ultimately, return to profitable operations. Management has taken steps to raise additional capital to comply with the formal agreement as described in
Note 19--Subsequent Event.

 Management's Plans

  Although the Bank incurred significant losses which have reduced capital, management's primary focus is to return the Bank to profitability. Management's plans for 1997 are to continue to improve the quality of assets, continue to reduce operating expenses, and increase revenues through increased volume of fee-based services and increased loans. Management's attainment of these objectives is dependent on the economic developments in its principal market area. An improvement in the southern California economy will negate the impact the recession has had on the Bank's borrowers and stimulate growth. Conversely, further declines in the southern California economy could continue to negatively impact the Company's ability to attain those planned objectives. In addition, the Company has neither adequate cash flow nor the financial flexibility to enable it to act as a source of financial strength to the Bank. Management has taken steps to raise additional capital to comply with the 1995 Formal Agreement as described in Note 19--Subsequent Event.

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

  The OCC conducted examinations of the Bank in late 1990 and early 1991 which identified deficiencies in the Bank's loan underwriting and administration policies and procedures. Information derived from these examinations resulted in significant increases in loans identified as nonperforming in 1991 and concurrent increases in the 1991 provisions for credit losses, charge-offs of nonperforming loans and the allowance for credit losses. These developments caused the OCC to determine that the Bank required special supervisory attention. In order to implement this determination, the OCC and the Bank entered into a formal regulatory agreement on July 26, 1991 ("1991 Formal Agreement").

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  The OCC and the Bank have entered into a Formal Agreement dated December 14, 1995 ("1995 Formal Agreement"), which supersedes and replaces in its entirety the 1991 Formal Agreement. The 1995 Formal Agreement provides that the Bank must (a) achieve and maintain (i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 capital to risk weighted assets ratio equal to at least 10.0%; (b) provide quarterly progress reports to the OCC; (c) employ a Chief Financial Officer after approval by the OCC; (d) not pay directors fees; (e) review all management fees, consulting contracts and severance plans; (f) analyze new products and services; (g) maintain sufficient liquidity; (h) develop a three-year capital plan; (i) develop a strategic plan; and
(j) implement a written loan administration program. During 1996, the Bank submitted to the OCC a three-year capital plan, a strategic plan and a loan administration program.

  The Bank's capital leverage ratio at December 31, 1996 was 4.67%, and the Bank's Tier 1 capital to risk weighted assets ratio was 6.95%, both of which were not in compliance with the 1995 Formal Agreement. Although the Bank did not meet the minimum 6.5% and 10%, respectively, required for these ratios by the 1995 Formal Agreement, management believed at December 31, 1996, it was in compliance with a substantial portion of the 1995 Formal Agreement and was making significant progress toward achieving full compliance with the remaining requirements.

  As required under and to comply with the reporting provisions of the 1995 Formal Agreement, the Bank reports quarterly on the status of its progress to the OCC. The Bank has developed a detailed tracking system for determining and reporting compliance with the 1995 Formal Agreement.

  The Company entered into a Memorandum of Understanding ("1995 MOU") on October 26, 1995 with the Federal Reserve Bank of San Francisco ("FRB"). This MOU replaces the Memorandum of Understanding entered into by the Company and the FRB in 1991 (the "1991 MOU"). The 1995 MOU prohibits the Company from paying dividends without prior approval of the FRB, requires the submission of a plan to increase the Bank's capital ratios to comply with the 1995 Formal Agreement, requires the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibits the incurrence or renewal of debt without the FRB's approval, restricts cash expenditures in excess of $10,000 in any month, and prohibits the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval.

  The 1995 Formal Agreement will impair the ability of the Bank to declare and pay dividends to the Company since the Bank currently needs to retain any earnings to augment its capital. As dividends from the Bank are the principal source of income to the Company, and because the payment of dividends by the Company is subject to prior approval of the FRB, it is unlikely that the Company will declare and pay dividends in the foreseeable future.

  Absent sales of equity securities or subordinated debt by the Company, capital will increase only through the retention of earnings.

 Regulatory Capital Requirements

  The Federal Reserve Board and the OCC have issued guidelines (the "guidelines") regarding risk-based capital requirements. The guidelines provide detailed definitions of regulatory capital and assign different weights to various assets and credit equivalent amounts of off-balance sheet financial instruments, depending upon the perceived degree of credit risk to which they expose such entities. Each banking organization is required to maintain a specified minimum ratio of capital to the total of such risk-adjusted assets and off-balance sheet financial instruments.

  The Company and the Bank are subject to various capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios which have impacted by the 1995 Formal Agreement (set forth in the table below) of total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets.

  At December 31, 1996, the most recent notification from the OCC categorized the Bank as adequately capitalized under regulatory framework for prompt corrective action. Under this framework, the Bank's capital levels do not allow the acceptance of brokered deposits without prior approval. At December 31, 1996, brokered deposits were 0.38% of total deposits. Management expects that this limitation will not have a significant impact. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category except as discussed below regarding the 1995 Formal Agreement.

  On December 14, 1995, the Bank entered into the 1995 Formal Agreement with the OCC, pursuant to which the Bank is required to achieve and maintain, (i) a capital leverage ratio equal to at least 6.5% and (ii) a Tier 1 capital to risk weighted assets ratio equal to at least 10.0%. The Bank's capital leverage and Tier 1 capital to risk weighted assets ratios at December 31, 1996, were 4.67% and 6.95%, respectively. At December 31, 1996, the Bank was not in compliance with maintaining a capital leverage ratio of 6.5% or a Tier 1 capital to risk weighted assets ratio of 10% pursuant to the 1995 Formal Agreement.

  The actual capital ratios of the Company and the Bank at December 31:

                                                                                             TO BE CATEGORIZED AS
                                                                                            ADEQUATELY CAPITALIZED
                                ACTUAL          FOR CAPITAL ADEQUACY PURPOSES           UNDER PROMPT CORRECTIVE ACTION
                            ------------  ----------------------------------------  --------------------------------------
                            AMOUNT RATIO  AMOUNT               RATIO                AMOUNT             RATIO
                            ------ -----  ------ ---------------------------------  ------ -------------------------------
                                                        (DOLLARS IN THOUSANDS)
As of December 31, 1996:
Total Capital to Risk
 Weighted Assets
  Company.................. $5,831 8.25%  $5,657  (greater than or equal to)  8.0%       N/A
  Bank..................... $5,820 8.24%  $5,657  (greater than or equal to)  8.0%  $5,657  (greater than or equal to) 8.0%
Tier 1 Capital to Risk
 Weighted Assets
  Company.................. $4,921 6.96%  $2,828  (greater than or equal to)  4.0%       N/A
  Bank..................... $4,911 6.95%  $7,071  (greater than or equal to) 10.0%  $2,828  (greater than or equal to) 4.0%
Tier 1 Capital to Average
 Assets
  Company.................. $4,921 4.68%  $4,210  (greater than or equal to)  4.0%       N/A
  Bank..................... $4,911 4.67%  $6,841  (greater than or equal to)  6.5%  $4,210  (greater than or equal to) 4.0%
As of December 31, 1995:
Total Capital to Risk
 Weighted Assets
  Company.................. $7,306 8.25%  $7,085  (greater than or equal to)  8.0%       N/A
  Bank..................... $7,297 8.24%  $7,085  (greater than or equal to)  8.0%  $7,085  (greater than or equal to) 8.0%
Tier 1 Capital to Risk
 Weighted Assets
  Company.................. $6,166 6.96%  $3,542  (greater than or equal to)  4.0%       N/A
  Bank..................... $6,157 6.95%  $8,856  (greater than or equal to) 10.0%  $3,542  (greater than or equal to) 4.0%
Tier 1 Capital to Average
 Assets
  Company.................. $6,166 4.68%  $5,271  (greater than or equal to)  4.0%       N/A
  Bank..................... $6,157 4.67%  $8,565  (greater than or equal to)  6.5%  $5,271  (greater than or equal to) 4.0%

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 3--AVERAGE FEDERAL RESERVE REQUIREMENTS

  All depository institutions which are member banks are required to maintain reserves on deposits representing transaction accounts in the form of balances with the Federal Reserve Bank. The average reserve requirements for the Bank were $657,000 and $1,462,000 for the years ended December 31, 1996 and 1995, respectively. Neither the Company nor the Bank is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

NOTE 4--SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

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

  There were no reverse repurchase agreements outstanding during 1996 and 1995.

NOTE 5--INVESTMENTS IN DEBT SECURITIES

  The following is a summary of gains and losses on securities available-for-sale and interest income on securities held-to-maturity and available for sale:

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                        ----------------------
                                                        1996   1995     1994
                                                        ----  -------  -------
                                                            (DOLLARS IN
                                                             THOUSANDS)
Gains and Losses:
  Securities available-for-sale:
    Gross realized gains............................... $ 17  $    67  $    25
    Gross realized losses..............................  (20)  (1,300)  (1,352)
                                                        ----  -------  -------
  Net realized losses.................................. $ (3) $(1,233) $(1,327)
                                                        ====  =======  =======
Interest Income:
  Securities held-to-maturity:
    Tax-exempt.........................................  --       --       --
    Taxable............................................   62      --       610
                                                        ----  -------  -------
  Securities available-for-sale:
    Tax-exempt.........................................  --        12       50
    Taxable............................................  928    1,383    3,625
                                                        ----  -------  -------
                                                        $928  $ 1,395  $ 3,675
                                                        ====  =======  =======

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  At December 31, 1996, a portion of the Company's investment securities portfolio was pledged (excluding the Federal Reserve Bank stock) as collateral for retail (customer) repurchase agreements, FRB discount lines and other deposits. Securities pledged for FRB discount lines, and other deposits, totaled $3.0 million and $1.0 million, respectively. (Also see Note 10-- Securities Sold Under Agreements to Repurchase.)

  In 1994, investment securities with an amortized cost of $12.9 million and fair value of $12.5 million were transferred from the held-to-maturity category to the available-for-sale category for regulatory capital and liquidity purposes. From the date of the transfer, these securities and all securities purchased through September 1996 were classified as available-for-sale. During the fourth quarter of 1996, the Bank purchased $14.4 million of securities which were classified as held-to-maturity.

  The Company regularly monitors its investment portfolio for any deterioration in the issuer's creditworthiness expected to continue for a prolonged period of time which may result in a permanent impairment of the security's value. In such a circumstance, any permanent decline in value is charged against earnings.

  The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company's investment in debt securities held-to-maturity and available-for-sale at December 31, 1996 and 1995, are presented below.

                                           1996                                        1995
                         ----------------------------------------- -----------------------------------------
                           TOTAL     GROSS      GROSS    ESTIMATED   TOTAL     GROSS      GROSS    ESTIMATED
                         AMORTIZED UNREALIZED UNREALIZED   FAIR    AMORTIZED UNREALIZED UNREALIZED   FAIR
                           COST      GAINS      LOSSES     VALUE     COST      GAINS      LOSSES     VALUE
                         --------- ---------- ---------- --------- --------- ---------- ---------- ---------
                                                       (DOLLARS IN THOUSANDS)
Securities held-to-
 maturity:
  Other government
   sponsored agency
   securities...........  $14,395     $--        $ 40     $14,355   $   --      $--        $--      $   --
                          =======     ====       ====     =======   =======     ====       ====     =======
Securities available-
 for-sale:
  U.S. Treasury
   securities...........  $   --      $--        $--      $   --    $ 1,010     $--        $--      $ 1,010
  GNMA-guaranteed
   mortgage pass-through
   certificates.........      --       --         --          --        119        1        --          120
  FHLMC-issued mortgage
   pass-through
   certificates.........      --       --         --          --      6,001       11         41       5,971
  Other government-
   sponsored agency
   securities...........    1,000        3        --        1,003     9,683      --          55       9,628
  CMO's and REMICS's
   issued by U.S.
   government agencies..    3,078      --          79       2,999     3,443      --          70       3,373
                          -------     ----       ----     -------   -------     ----       ----     -------
                          $ 4,078     $  3       $ 79     $ 4,002   $20,256     $ 12       $166     $20,102
                          =======     ====       ====     =======   =======     ====       ====     =======

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  The following is a summary of the contractual maturities of the Company's investment in debt securities held-to-maturity and available-for-sale at December 31, 1996. Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or repay obligations with or without call or repayment penalties.

                                  CARRYING AMOUNT OF INVESTMENT SECURITIES MATURING:
                          --------------------------------------------------------------------
                                       AFTER ONE BUT   AFTER FIVE
                           WITHIN ONE   WITHIN FIVE    BUT WITHIN   AFTER TEN
                              YEAR         YEARS       TEN YEARS      YEARS
                          ------------ -------------  ------------ ------------
                          AMOUNT YIELD AMOUNT  YIELD  AMOUNT YIELD AMOUNT YIELD   TOTAL  YIELD
                          ------ ----- ------- -----  ------ ----- ------ -----  ------- -----
                                                (DOLLARS IN THOUSANDS)
Securities held-to-
 maturity:
 Other government-
  sponsored agency
  securities............  $ --    --   $14,395 6.67%   $--    --   $  --   --    $14,395 6.67%
                          =====        =======         ====        ======        ======= ====
Securities available-
 for-sale:
Other government
 sponsored agency
 securities.............  $ --    --   $ 1,003 6.05%   $--    --   $  --   --    $ 1,003 6.05%
CMO's and REMIC's issued
 by
 U.S. government-
 sponsored agencies.....    --    --       --   --      --    --    2,999 5.73%    2,999 5.73%
                          -----   ---  ------- ----    ----   ---  ------ ----   ------- ----
                          $ --    --   $ 1,003 6.05%   $--    --   $2,999 5.73%  $ 4,002 5.81%
                          =====        =======         ====        ======        =======

NOTE 6--LOANS

  The following is a summary of the major categories of loans outstanding at December 31, 1996 and 1995:

                                                                1996     1995
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
Real estate construction and land development................. $ 3,441  $ 4,185
Commercial loans:
  Secured by one-to-four family residential properties........   6,233    9,637
  Secured by multifamily residential properties...............   2,879    2,876
  Secured by commercial real properties.......................  26,629   28,734
  Other, secured and unsecured................................  16,508   27,393
Home equity lines of credit...................................     581    3,983
Consumer installment and unsecured loans to individuals.......   6,545    5,435
                                                               -------  -------
                                                                62,816   82,243
Deferred net loan origination fees............................    (269)    (231)
                                                               -------  -------
                                                               $62,547  $82,012
                                                               =======  =======
Weighted average yield for loans at December 31...............    9.34%    9.46%

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  The following is a summary of activity in the allowance for credit losses for the years ended December 31, 1996, 1995 and 1994:

                                                      1996     1995      1994
                                                     -------  -------  --------
                                                      (DOLLARS IN THOUSANDS)
      Balance, beginning of year.................... $ 3,805  $ 3,063  $  6,697
      Provisions for credit losses..................     --     2,307     7,330
      Loans charged off.............................  (1,300)  (2,632)  (14,217)
      Recoveries of loans previously charged off....     464    1,067     3,253
                                                     -------  -------  --------
      Balance, end of year.......................... $ 2,969  $ 3,805  $  3,063
                                                     =======  =======  ========

  At December 31, 1996 and 1995, the Bank had classified $1.6 million and $3.3 million of its loans as impaired, as determined in accordance with SFAS No. 114, with specific reserves of $710,000 and $450,000, respectively. In addition, $5.6 million and $5.3 million of the Bank's loans are classified as impaired with no related specific loss reserve at December 31, 1996 and 1995, respectively. The average recorded investment and interest income recognized on impaired loans during the years ended December 31, 1996 and 1995 was $7.8 million and $9.9 million, and $0.7 and $0.8 million, respectively.

  In September 1993, the Bank purchased $20.8 million in performing loans from the FDIC, acting as receiver for a bank in Los Angeles. The purchase price was $16.8 million, net of an allowance for credit losses established by the Bank at the time of purchase. During 1994, the allowance for credit losses that was established at the time of purchase was reclassified to a purchase discount on loans. The total net discount of $4.0 million, net of premiums of $300,000, is being accreted into interest income over the term of the related loans. The effect of these adjustments resulted in additional interest income of approximately $3.9 million for the year ended December 31, 1994, for which the Bank recorded additional provisions for credit losses.

  The allowance for credit losses is an estimate involving both subjective and objective factors and its measurement is inherently uncertain, pending the outcome of future events. Management's determination of the adequacy of the allowance is based on an evaluation of the loan portfolio, previous loan loss experience, current economic conditions, volume, growth and composition of the portfolio, the value of collateral and other relevant factors. The ongoing recession, which was more prolonged and severe in southern California than elsewhere in the country, continued to have an adverse impact on the credit risk profile and performance of the Bank's loan portfolio in 1996. Deterioration of cash flows, profit margins and declining real estate market values have negatively affected many borrowers' operating cash flows and ability to service debt. Although management believes the level of the allowance as of December 31, 1996 is adequate to absorb losses inherent in the loan portfolio, additional deterioration in the economy of the Bank's lending area could result in levels of credit losses that could not be reasonably predicted at that date.

  The following is a summary of nonperforming loans at December 31, 1996 and 1995, respectively.

                                                                    1996   1995
                                                                   ------ ------
                                                                    (DOLLARS IN
                                                                    THOUSANDS)
      Nonaccrual loans...........................................  $  928 $  573
      Troubled debt restructurings...............................   5,016  5,167
      Loans contractually past due ninety or more days with
       respect to either principal or interest and still accruing
       interest..................................................     300    221
                                                                   ------ ------
                                                                   $6,244 $5,961
                                                                   ====== ======

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  Interest foregone on nonperforming loans outstanding during the years ended December 31, 1996, 1995 and 1994 was $171,000, $160,000 and $1,164,000,
respectively.

  The ability of the Company's borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company's market area. At December 31, 1996, loans aggregating $39.8 million were collateralized by liens on residential and commercial real properties. While the Company's loan portfolio is generally diversified with regard to the industries represented, at December 31, 1996, the Company's loans to businesses and individuals engaged in entertainment industry-related activities amounted to $6.5 million, including $3.0 million of such loans which are collateralized by real property.

  The Company did not extend credit to any directors and business enterprises in which they have interests during 1996 or 1995.

NOTE 7--PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

  The following is a summary of the major components of premises and equipment at December 31, 1996 and 1995.

                                                                1996     1995
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
      Leasehold improvements.................................. $ 1,680  $ 1,680
      Furniture, fixtures and equipment.......................   3,208    3,418
                                                               -------  -------
                                                                 4,888    5,098
      Less accumulated amortization and depreciation..........  (3,945)  (3,972)
                                                               -------  -------
                                                               $   943  $ 1,126
                                                               =======  =======

  Rent amortization and depreciation expense, and rental income for the years ended December 31, 1996, 1995 and 1994 are summarized below.

                                                           1996   1995    1994
                                                           ----  ------  ------
                                                              (DOLLARS IN
                                                               THOUSANDS)
      Rent expense........................................ $668  $1,939  $2,155
      Sublease income.....................................  (16)   (246)   (293)
      Accretion of sublease loans.........................  --     (457)   (386)
                                                           ----  ------  ------
        Net rent expense..................................  652   1,236   1,476
      Amortization of leasehold improvements..............   77     135     107
      Other occupancy expense.............................   64      97     249
                                                           ----  ------  ------
        Total occupancy expense........................... $793  $1,468  $1,832
                                                           ====  ======  ======
      Depreciation expense................................ $117  $  220  $  333
      Other furniture and equipment expense...............  181     165     206
                                                           ----  ------  ------
        Total furniture and equipment expense............. $298  $  385  $  539
                                                           ====  ======  ======

  The Bank has leased, under lease agreements, modified by a Lease Restructure Agreement as of December 31, 1995, 23,883 square feet of office space in west Los Angeles. The leases expire in October 2004. The leases are subject to annual adjustments for increases in property taxes and operating costs. Under the provision of the Lease Restructure Agreement, the Bank assigned its interests in its subleases to the landlord. In conjunction with the execution of the Lease Restructure Agreement, the Company has issued the landlord a

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994
seven-year warrant to purchase up to 9.9% of the shares of common stock of the Company at an exercise price of $1.50 per share (or such lower price as provided in the Warrant Agreement). The Company also granted the landlord registration rights with respect to shares purchased by the landlord (or its assignee) pursuant to the Warrant. No value has been assigned to those warrants for disclosure purposes in the Consolidated Financial Statements.

  Minimum annual rental commitments under these leases at December 31, 1996 are summarized below.

                                                (DOLLARS
                                                   IN
                                               THOUSANDS)
                                               ----------
            Year Ended December 31,
            1997..............................   $  668
            1998..............................      668
            1999..............................      668
            2000..............................      692
            2001 and thereafter...............    3,110
                                                 ------
                                                 $5,806
                                                 ======

NOTE 8--OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce the impact on the Company's operating results of fluctuations in market or managed index interest rates. These financial instruments include commitments to extend credit, conditional obligations under standby letters of credit, and interest-rate swap agreements and collar contracts.

  These financial instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in those financial instruments. With respect to irrevocable commitments to extend credit and standby letters of credit, the Company's exposure to credit loss in the event of nonperformance by customers is represented by the contractual amount of those instruments, less the realizable value of any collateral held. For interest-rate swap and collar transactions, notional amounts do not represent exposure to credit loss.

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

  Standby letters of credit written are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994
involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions. Losses, if any, from standby letters of credit are charged against the allowance for credit losses.

  Undisbursed commitments under revocable and irrevocable loan facilities amounted to $7.9 million and $11.6 million at December 31, 1996 and 1995, respectively. Contingent obligations under standby letters of credit totaled $175,000 and $413,000 at December 31, 1996 and 1995, respectively. At December 31, 1996, $175,000 of standby letters of credit was collateralized by either cash or property; substantially all standby letters of credit expire within one year and one such obligation for $100,000 extends to the year 2001.

  Interest-rate swap transactions involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying notional (principal) amounts. The Company minimizes the credit risk associated with interest-rate swap agreements by performing normal credit reviews of and establishing transaction limits with counterparties. While the notional amounts are often used to indicate the extent of involvement with these transactions, the amounts potentially subject to credit risk are much less.

  In December 1994, the Bank entered into an interest-rate swap contract. Under the terms of the agreement the Bank received a floating three-month U.S. Libor rate, initial rate of 6.8%, and paid an 8.2% fixed rate. The payments were calculated on a $30 million notional amount based on a three-year term to be paid semi annually. The swap was intended to hedge the market value fluctuations of a portion of the available-for-sale securities portfolio, and was terminated early in the second quarter of 1995. The Bank realized a loss of $1,294,000 on the early termination of the swap.

  In October 1993, the Bank entered into an interest-rate swap contract. Under the terms of the agreement, the Bank received 6.0% fixed and paid floating-rate prime for 21 months on a $10 million notional amount. The swap expired in August, 1995.

  During 1994, the Company recognized $544,000 in interest income from loans which represented the accretion of a deferred gain resulting from the sale of a prime rate based floor component of an interest-rate collar contract that expired in June 1994. The twenty-four month collar contract had a notional amount of $100 million and provided for the Company's payment of the daily average New York bank prime interest rate above 10 percent (the cap rate) and the receipt of the prime interest rate below 8.5 percent (the floor rate).

  The Company did not enter into any interest-rate swap or other derivative agreements during 1996. There were no such agreements outstanding as of December 31, 1996 and 1995.

NOTE 9--LITIGATION

  Because of the nature of their activities, the Company and the Bank are subject to pending and threatened legal actions which arise out of the normal course of business. In the opinion of management, based upon opinions of legal counsel, the disposition of all suits will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

  During 1992, an action was commenced by two of the Company's shareholders against the Company and various directors, officers and employees of the Company. The complaint was a derivative and class action case, which purported to assert various violations of the Securities Exchange Act of 1934 and state common law.

  On December 22, 1994, the parties to the action filed a stipulation of settlement (the Stipulation) with the Court. According to the Stipulation, all claims in the action were settled, discharged and dismissed with

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994
prejudice. The monetary portion of the settlement (approximately $1.6 million) was funded solely by the Company's insurer. None of the defendants is to be required to pay any portion of the settlement. In addition, the Company was required to issue 169,800 warrants to the class of plaintiffs to purchase shares of Common Stock of the Company. The exercise price of the warrants is $3.55 and are exercisable during a three-year period which commenced June 2, 1996. Also pursuant to the Court's order, in the two-year period after the approval of the proposed settlement, which approval was obtained in June 1996, plaintiffs will have the right to two new directors on the Company's board of directors. One new member was scheduled to be chosen during the first year after the effective date of the settlement, June 2, 1995 (the "Effective Date"). A second new member would be chosen during the second year after the Effective Date. Both of the new directors would be independent of the present or former directors of the Company. Robert E. Gipson, a Company candidate, was approved by the plaintiff's counsel. The Company plans to continue to seek (and will consider candidates suggested by plaintiff's counsel) qualified candidates to serve as directors of the Company. Upon the approval of one more candidate by the plaintiff's counsel, the Company's obligation under the Stipulation to add two (2) new members to the Board of Directors will be satisfied.

 Other Litigation

  In February 1995, counterclaims were filed against the Bank in an action commenced by British & Commonwealth Merchant Bank ("BCMB"), as agent for itself and the Bank, in England against Lloyd's Underwriters and certain other parties (collectively, "Lloyd's"). The Bank and BCMB claimed that Lloyd's owed them a further $120,659 of insurance proceeds relating to a claim filed by BCMB (for itself and the Bank) for approximately $7.8 million under policies insuring repayment of a loan from the Bank and BCMB to Performance Guarantees, Inc. for production of a film entitled "Barr Sinister." On or about November 1991, Lloyd's paid approximately $7.8 million in insurance proceeds, which Lloyd's sought to recover a half each from the Bank and BCMB. In its counterclaim, Lloyd's contended that the Leading Underwriter lacked authority to issue the insurance policies and endorsements on behalf of all of the insurers under which payment was made and secondly, that material misrepresentations were made to the Leading Underwriter as to the likely budget for the film and that if the Leading Underwriter had known the true position he would not have accepted the film under the relevant policies. Lloyd's position, therefore, was that such payment should be returned to Lloyd's.

  The Bank reached an agreement with Lloyd's for the settlement of the Bank's claim against Lloyd's and Lloyd's counterclaims against the Bank. The Bank entered into the settlement not as a result of the Bank's conclusions as to the merits of Lloyd's counterclaims against the Bank, but solely as a matter of resolving those counterclaims in connection with the Bank's effort to recapitalize.

  The settlement was originally conditioned on the recapitalization of the Bank on or before March 31, 1997, and, in light of that condition, "tolling" agreements were entered into with various third parties to preserve the Bank's ability to institute, if necessary, further proceedings against those third parties for potential losses that may have arisen from the continuation of Lloyd's counterclaims, if the settlement had not been concluded. The settlement agreement originally provided that the Bank would pay $500,000 to Lloyd's on the earlier of the seventh day following the completion of the Bank's recapitalization through the Offerings or March 31, 1997 and an additional $500,000 on the second anniversary of that payment. The agreement also provided that BCMB will release the Bank from any claim that BCMB might have against the Bank should BCMB suffer loss in connection with Lloyd's counterclaims against BCMB in the continuing litigation. Prior to December 31, 1996, the Company and all affected parties agreed to a single payment of the settlement on a discounted lump sum basis, which payment was made.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 10--SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

  Presented below is information about repurchase agreements at December 31, 1995. During 1996 and 1995, no material amount of repurchase agreements were outstanding with any individual dealer.

                                                          DECEMBER 31, 1995
                                                      --------------------------
                                                      UNDERLYING   REPURCHASE
                                                      SECURITIES    LIABILITY
                                                      ---------- ---------------
                                                      ESTIMATED         INTEREST
MATURITY/TYPE OF ASSET                                FAIR VALUE AMOUNT   RATE
----------------------                                ---------- ------ --------
                                                        (DOLLARS IN THOUSANDS)
2 to 30 days:
FHLMC-issued mortgage pass-through certificates......   $4,544   $2,882   1.86%
Other government agency securities...................    2,999    1,615   2.74%
                                                        ------   ------
                                                        $7,543   $4,497
                                                        ======   ======

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Weighted average interest rate at the end of the year...........    --     2.18%
Maximum amount outstanding at any month-end during the year..... $1,546  $7,031
Average balance outstanding during the year..................... $1,140  $4,093
Weighted average interest rate for the year.....................   2.20%   2.61%

NOTE 11--INCOME TAXES

  The Company filed a loss carryback claim in 1995 and during the year ended December 31, 1996 realized a tax benefit for federal income tax purposes and received a refund of approximately $579,000 (including $43,000 in interest) related to a carryback of a portion of the NOLs previously unrecognized.

  No income tax provision was recorded at 1995 and 1994, due to the utilization of all available financial statement income tax benefits in 1991.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  A reconciliation of the amounts computed by applying the federal statutory rate of 35% for 1996, 1995 and 1994 to the loss or income before tax benefits and the effective tax rate follows:

                                      1996           1995           1994
                                   -----------   -------------   ------------
                                         (DOLLARS IN THOUSANDS)
Tax provision (benefit) at
 statutory rate................... $(638) (35)%  $(2,545)  (35)% $(2,960) (35)%
Increase (reduction) in taxes
 resulting from:
 Tax-exempt income on state and
  municipal securities and loans..   --    --    $   (67)   (1)%     527   (6)%
 Valuation reserve................   --    --    $ 2,302  31.7 %   3,671   43 %
 Other, net.......................    59     3 % $   310   4.3 %    (184)  (2)%
                                   -----  ----   -------  ----   -------  ---
                                   $(579)  (32)% $   --    --  % $   --   --  %
                                   =====  ====   =======  ====   =======  ===

  The major components of the net deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                                1996     1995
                                                              --------  -------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Deferred tax assets:
  Net operating losses....................................... $  9,143  $ 8,514
  Loan loss reserves.........................................      --     1,014
  Sublease loss..............................................      --         9
  Accrued expenses...........................................      234      126
  Alternative minimum tax credits............................      218      218
  Bad debt expense...........................................      455      --
  Nonaccrual interest........................................      108      --
  Other......................................................       18      180
                                                              --------  -------
  Total deferred tax assets..................................   10,176   10,061
                                                              ========  =======
Deferred tax liabilities:
  State taxes................................................       (1)     583
  Depreciation...............................................       88       --
  Loan Fees..................................................      (36)       2
                                                              --------  -------
  Total deferred tax liabilities.............................       51      585
                                                              --------  -------
Net deferred tax asset.......................................   10,125    9,476
Valuation allowance..........................................  (10,125)  (9,476)
                                                              --------  -------
Deferred tax asset, net of valuation allowance............... $    --   $   --
                                                              ========  =======

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

  For tax purposes at December 31, 1996, the Company had federal net operating loss carryforwards of $22.3 million, which begin to expire in the year 2007. The Bank has California net operating loss carryforwards of $11.8 million, of which $1.2 million expire in the year 1997, $686,000 expire in 1998 and the remaining

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994
expiring thereafter. Future losses will not result in income tax benefits to the Company until it generates sufficient taxable income to exhaust the present net operating loss carryforward. In addition, the Bank has an AMT credit carryforward of $218,000 which carryforward indefinitely.

NOTE 12--BENEFIT PLANS

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

  Stock appreciation rights entitling the holder to exercise an option by taking any appreciation over the option exercise price in stock or, with the consent of the Board of Directors Stock Option Committee, in cash, also may be granted under the 1990 plan. A stock associated option is exercisable, and is exercisable only for such period as the Stock Option Committee may determine. As of December 31, 1996, 200,000 appreciation rights had been granted under the 1990 plan.

  At December 31, 1996, 10,300 option shares were vested and exercisable under the Plans. The remaining shares under option become exercisable as follows:
1997--218,938; 1998--18,937; 1999--18,937; and 2000--12,063. Following is a
summary of changes in stock options under the Plans.

                                                                       OPTION
                                                                        PRICE
                                                                      RANGE PER
                                                                        SHARE
                                                                     -----------
      Outstanding, January 1, 1994........................  318,044  $2.50-$5.00
        Granted...........................................   55,000     $4.00
        Canceled..........................................  (65,123) $2.50-$5.00
        Exercised.........................................  (33,700) $2.50-$3.00
                                                           --------
      Outstanding, December 31, 1994......................  274,221  $2.87-$5.00
        Granted...........................................   80,000  $3.13-$3.63
        Canceled..........................................  (53,296) $2.87-$5.00
                                                           --------
      Outstanding, December 31, 1995......................  300,925  $3.00-$5.00
        Granted...........................................  269,750  $1.06-$1.88
        Canceled.......................................... (291,500) $1.38-$4.00
                                                           --------
      Outstanding, December 31, 1996......................  279,175  $1.06-$1.88
                                                           ========

  On February 28, 1992 the Board of Directors granted an option to purchase 12,000 shares of the Company's common stock to a director of the Company at a price of $2.87 per share. As of December 31, 1996 all 12,000 shares were vested and exercisable.

  On January 18, 1991 and June 26, 1992 the Board of Directors granted an option to purchase 12,000 shares of the Company's common stock each to two directors at $4.50 and $2.25, respectively. These options expired unexercised on March 28, 1995 and October 8, 1995, respectively.

  The estimated fair value of options granted during 1996 and 1995 was $0.63 and $1.60 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994
accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plan. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does no require companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

  Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss for the years ended December 31, 1996 and 1995 would have been increased by $23,000 and $6,000, respectively. The net loss per share would not have changed for 1996 or 1995.

  The fair value of options granted under the Company's fixed stock option plan during 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 81%, risk-free interest rate of 6.3%, and expected lives of 10 years.

  Defined Contribution Retirement Plan. The Company maintains a Defined Contribution Retirement Plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, employee contributions were partially matched by the Company through August 31, 1995. The plan remains in force for employee contributions only. Such matching becomes vested when the employee reaches three years of service. Plan expense was $16,000 and $33,000 in 1995 and 1994, respectively.

NOTE 13--PARENT COMPANY INFORMATION

  The following financial information presents the balance sheets of the Company on a parent-only basis as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996.

BALANCE SHEETS

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
Cash with the Bank......................................... $     11  $      9
Investment in the Bank.....................................    4,834     6,002
                                                            --------  --------
  Total Assets............................................. $  4,845  $  6,011
                                                            ========  ========
Liabilities................................................ $    --   $    --
Shareholders' equity:
  Common stock.............................................   24,614    24,614
  Accumulated deficit......................................  (19,693)  (18,449)
  Net unrealized (loss) gain on securities available-for-
   sale....................................................      (76)     (154)
                                                            --------  --------
  Total shareholders' equity...............................    4,845     6,011
                                                            --------  --------
Total liabilities and shareholders' equity................. $  4,845  $  6,011
                                                            ========  ========

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                        DECEMBER 31, 1996, 1995 AND 1994
STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       -------------------------
                                                        1996     1995     1994
                                                       -------  -------  -------
                                                       (DOLLARS IN THOUSANDS)
Interest income......................................  $     2  $     2  $    18
Other income.........................................      --       730      --
                                                       -------  -------  -------
Total operating income...............................        2      732       18
Other operating expense..............................      145       85       87
                                                       -------  -------  -------
  Loss before equity in undistributed net loss of the
   Bank..............................................     (143)     647      (69)
Equity in undistributed net loss of the Bank.........   (1,680)  (7,847)  (8,458)
                                                       -------  -------  -------
Net loss before provision for income tax benefit.....  $(1,823) $(7,200) $(8,527)
Income tax benefit...................................     (579)     --       --
                                                       -------  -------  -------
Net loss.............................................  $(1,244) $(7,200) $(8,527)
                                                       =======  =======  =======

STATEMENTS OF CASH FLOWS

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       -------------------------
                                                        1996     1995     1994
                                                       -------  -------  -------
                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
 Net loss............................................  $(1,244) $(7,200) $(8,527)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Equity in undistributed net loss of the Bank Other,
   net...............................................    1,680    7,847    8,458
  Other, net.........................................      --       --         1
                                                       -------  -------  -------
   Net cash provided by (used in) operating
    activities.......................................      436      647      (68)
Cash flows from investing activities:
 Investment in Bank..................................     (434)    (700)    (500)
                                                       -------  -------  -------
  Net cash used in investing activities..............     (434)    (700)    (500)
Cash flows from financing activities:
 Net proceeds from issuance of common stock..........      --       --        89
                                                       -------  -------  -------
  Net cash provided by financing activities..........      --       --        89
                                                       -------  -------  -------
Net increase (decrease) in cash and cash equivalents.        2      (53)    (479)
Cash and cash equivalents, beginning of year.........        9       62      541
                                                       -------  -------  -------
Cash and cash equivalents, end of year...............  $    11  $     9  $    62
                                                       =======  =======  =======

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 14--AVAILABILITY OF FUNDS FROM BANK

  The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues come from interest earned on deposits held in the Bank (see Note 13). Management believes the Company's cash balance plus interest revenues, on a separate-entity basis, are adequate to cover its modest level of operating expenses.

  The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus. As a result of these limitations and net losses incurred by the Bank, the Bank could not have declared dividends to the Company at December 31, 1996 without the prior approval of the OCC.

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

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

  The following information supplements the statements of cash flows:

                                                          1996   1995   1994
                                                         ------ ------ -------
                                                              (DOLLARS IN
                                                              THOUSANDS)
Interest paid........................................... $3,147 $4,294 $ 5,628
Income tax refunds......................................    579     77      35
Non-Cash Investing and Financing Transactions:
  Real estate loans transferred to OREO.................    --     --    2,285
  Loans transferred to other assets.....................    --     --    1,459
  Loans transferred to loans held-for-sale..............    --     --    7,450
  Loans made in conjunction with the sale of OREO.......    --     --    1,400
  Securities held-to-maturity transferred to available-
   for-sale.............................................    --     --   15,605
  Unrealized gain (loss) on securities available-for-
   sale.................................................     78  2,903  (3,453)

NOTE 16--SEVERANCE COSTS

  In connection with the Company's restructuring of the Bank to reduce operating expenses, employees were terminated, resulting in severance costs of $141,000 and, $333,000 for the years ended December 31, 1995 and 1994, respectively. Included in the total 1994 cost was $132,000 related to the employment agreement of a former senior officer of the Bank which was terminated by mutual agreement.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 17--DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of financial instruments at December 31, 1996 and 1995, are presented below.

                                                DECEMBER 31,     DECEMBER 31,
                                                    1996             1995
                                              ---------------- ----------------
                                              CARRYING  FAIR   CARRYING  FAIR
                                               AMOUNT   VALUE   AMOUNT   VALUE
                                              -------- ------- -------- -------
                                                   (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and cash equivalents.................. $28,113  $28,113 $30,272  $30,272
  Securities available-for-sale..............   4,002    4,002  20,102   20,102
  Securities held-to-maturity................  14,395   14,355     --       --
  Loans, net of allowance for credit losses..  59,578   59,450  78,207   76,496
Financial Liabilities:
  Demand deposits, money market and savings..  63,206   63,206  73,144   73,144
  Time certificates of deposit...............  40,648   41,015  47,099   46,965
  Securities sold under agreement to
   repurchase................................     --       --    4,497    4,497
Off Balance Sheet Financial Instruments:
  Commercial and standby letters of credit...     --       175     --       413

  The estimated fair value amounts have been determined using pertinent information available to management as of December 31, 1996 and 1995. Considerable judgment is required to interpret this information and develop the estimates of fair value. Although management is not aware of any factors which would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented therein.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

  Cash, cash equivalents and interest-bearing deposits: For those short-term investments, the carrying amount is a reasonable estimation of fair value, except for securities purchased under agreements to resell, for which fair value is based on quoted market prices.

  Trading and debt securities: For securities held for trading purposes, debt securities held-to-maturity and available-for-sale, fair values are based on dealer quotes or quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  Loans: Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In computing the estimated fair value for all loans, estimated future cash flows have been reduced by specific and general reserves for loan losses.

  It was not practicable to estimate the fair value of nonaccrual loans of approximately $900,000 at December 31, 1996, and $600,000 at December 31, 1995, because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

  Demand deposits and time certificates of deposit: The fair value of demand deposits, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

  Securities sold under agreements to repurchase: The carrying value for this short-term debt is a reasonable approximation of its fair value.

  Commercial and standby letters of credit: The fair value of standby and commercial letters of credit is based on fees currently charged for similar agreements.

NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED)

  Quarterly financial information for the years ended December 31, 1996 and 1995 is presented below.

                                                THREE MONTHS ENDED
                                   ---------------------------------------------
                                              JUNE
                                   MARCH 31,   30,    SEPTEMBER 30, DECEMBER 31,
                                     1996     1996        1996          1996
                                   --------- -------  ------------- ------------
                                              (DOLLARS IN THOUSANDS)
Interest income..................   $ 2,345  $ 2,228     $ 2,121      $ 2,063
Interest expense.................       892      781         718          688
                                    -------  -------     -------      -------
  Net interest income............     1,453    1,447       1,403        1,375
Net loss on sale of securities
 available-for-sale..............        (1)     --          --            (2)
Other operating income...........       169      116         124           96
Other operating expense..........    (1,757)  (2,839)     (1,709)      (1,698)
                                    -------  -------     -------      -------
Net loss before income tax
 benefit.........................   $  (136) $(1,276)    $  (182)     $  (229)
Income tax benefit...............       --      (579)        --           --
                                    -------  -------     -------      -------
Net loss.........................   $  (136) $  (697)    $  (182)     $  (229)
                                    =======  =======     =======      =======
Net loss per share...............   $ (0.04) $ (0.23)    $ (0.06)     $ (0.07)
                                    =======  =======     =======      =======
                                                THREE MONTHS ENDED
                                   ---------------------------------------------
                                              JUNE
                                   MARCH 31,   30,    SEPTEMBER 30, DECEMBER 31,
                                     1995     1995        1995          1995
                                   --------- -------  ------------- ------------
                                              (DOLLARS IN THOUSANDS)
Interest income..................   $ 3,458  $ 3,064     $ 2,871      $ 2,241
Interest expense.................     1,190      988         857          944
                                    -------  -------     -------      -------
  Net interest income............     2,268    2,076       2,014        1,297
Provision for credit losses......      (146)    (381)     (1,720)         (60)
Net loss on securities available-
 for-sale........................    (1,156)     (47)         (6)         (24)
Loss on termination of interest-
 rate swap.......................        --   (1,294)         --           --
Loss on other real estate owned..        --     (169)         --         (564)
Other operating income...........       371    1,151         204          219
Other operating expense..........    (3,037)  (3,089)     (3,013)      (2,094)
                                    -------  -------     -------      -------
Net loss.........................   $(1,700) $(1,753)    $(2,521)     $(1,226)
                                    =======  =======     =======      =======
Net loss per share...............   $ (0.55) $ (0.57)    $ (0.82)     $ (0.40)
                                    =======  =======     =======      =======

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       DECEMBER 31, 1996, 1995 AND 1994

NOTE 19--SUBSEQUENT EVENT

  On February 10, 1997, the Company filed with the Securities and Exchange Commission ("Commission") a Registration Statement on Form S-2 pursuant to the Securities Act of 1933 with respect to a proposed rights offering (the "Rights Offering") to its shareholders and certain qualified investors. The Rights Offering provides for the purchase of a minimum of $2.5 million to a maximum of $6.5 million of 6.5% noncumulative convertible preferred stock ("Preferred Stock") with a $10.00 stated value, for a subscription price per share currently undetermined. In connection with the Rights Offering, the Company plans to offer to qualified institutional investors a minimum of $1.0 million to a maximum of $2.5 million of Preferred Stock. The maximum available to qualified institutional investors is subject to a reduction based on the level of shareholder participation.

  In addition the Company entered into private purchase agreements with two investors, Conrad Company, a bank holding company which is controlled by Carl Pohlad, and Wildwood Enterprises, Inc. Profit Sharing Plan and Trust (the "Private Offering"). The Private Offering provides for the acquisition of a minimum of $2.5 million to a maximum of $5.5 million of Preferred Stock at a purchase price per share of the lower of $1.10 ($10.00 after the reverse stock split discussed below) or the subscription price in the Rights Offering. The Preferred Shares available in the Private Offering are subject to a reduction based on the level of shareholder participation. The minimum amount to be raised in the Rights Offering and the Private Offering (collectively the "Offerings") will be $8.0 million consisting of $5.5 million in the Private Offering and $2.5 million in the Rights Offering by qualified institutional investors assuming no rights are exercised by the shareholders. The maximum amount to be raised in the Offerings will be $9.0 million, consisting of $6.5 million in the Rights Offering and $2.5 million in the Private Offering assuming 100% of the rights are exercised by the shareholders. However, the maximum amount raised of $9.0 million may be achieved should the level of shareholder participation exceed 18.2%.

  The completion of the Offerings is conditioned upon (i) the receipt by the Company of proceeds of at least $5.5 million, (ii) shareholder approval of a
9.09 to 1 reverse stock split, (iii) shareholder approval of a limitation on the acquisition by any person (other than persons to whom the Company is contractually obligated on or before the date of the Offerings to transfer up to 4.9% of the Preferred Stock) of the Preferred Stock or Common Stock if such acquisition would cause that person's aggregate ownership to be equal to or in excess of 4.5% (or 4.9% as described above) of the shares of the Company's stock, as the term is defined, and such ownership is determined, under Section 382 of the Internal Revenue Code of 1996, as amended, (a "4.5% Holder") and a restriction on the acquisition, sale, assignment or transfer of Common Stock held by any current 4.5% Holder of the Company, (iv) shareholder approval of the terms and conditions of the Preferred Stock, and (v) approval by the Federal Reserve Board of an application filed by Conrad Company to acquire more than 4.9% of the voting stock of the Company.

  The primary purposes of the Offerings are to enable the Company to downstream sufficient capital to the Bank to comply with the requirements of the 1995 Formal Agreement and the 1995 MOU and to facilitate the implementation of the Company's and Bank's operating strategies. Proceeds from the Offerings will not be used to pay dividends on the Preferred Stock. Notwithstanding the foregoing, the Company may not pay dividends unless the Bank is in full compliance with federal regulatory capital requirements, the Company and the Bank are permitted to pay dividends by their regulators and the Company has adequate retained earnings in accordance with California law. At present, the Company is prohibited by the terms of the 1995 MOU from declaring or paying a dividend without prior approval of the Reserve Bank and does not have adequate retained earnings to declare a dividend in compliance with California law.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.
 -------
   3.1   Articles of Incorporation dated January 17, 1983, as amended by
         Certificate of Amendment of Articles of Incorporation dated May 8,
         1984, and as amended by Certificate of Amendment of Articles of
         Incorporation dated March 7, 1989(1)
   3.2   Bylaws of the Company, as amended, restated as of December 18, 1992(2)
  10.1   CEO Term Sheet dated November 1, 1995 between Mercantile National Bank and Scott A. Montgomery(2)
  10.2   Employment Agreement and Addendum dated June 21, 1996 between
         Mercantile National Bank and Scott A. Montgomery(7)
  10.3   Letter Agreement dated June 5, 1996 between Mercantile National Bank and John Kendall Whiting(4)
  10.4   Letter Agreement dated June 5, 1996 between Mercantile National Bank and Carol A. Ward(4)
  10.5   Employment Agreement and Addendum dated July 17, 1996 between
         Mercantile National Bank and Joseph W. Kiley III (filed as an Exhibit to the Company's Report on Form 10-Q for the quarter ended September
         30, 1996 and incorporated herein by reference)
  10.6   Form of Indemnity Agreement between the Company and its directors(1)
  10.7   Form of Indemnity Agreement between the Company and its executive officers(1)
  10.8   Warrant Agreement dated April 30, 1996 between the Company and U.S.
         Stock Transfer Corporation(4)
  10.9   Settlement Agreement dated December 17, 1996 by and between Mercantile
         National Bank and Lloyd's Underwriters, BCMB and Company
         Underwriters(8)
  10.10  Financial Advisor Agreement dated December 1, 1996 by and between
         Sandler O'Neill & Partners, L.P. and the Company(5)
  10.28  Settlement Agreement dated December 17, 1996
  10.29  Settlement Agreement dated December 17, 1996
  11.    Statement regarding computation of per share earnings (see "Note 1--
         Summary of Significant Accounting Policies--Loss Per Shares"--of the
         "Notes to the Consolidated Financial Statements" commencing on page F-
         6, included in this Report)
  21.    Subsidiaries of the Registrant(5)
  23.    Consent of Deloitte & Touche LLP, Independent Auditors(5)
  27.    Financial Data Schedule(5)

-------
(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference
(2) Filed as an exhibit to the Company's Annual Report on form 10-K for the year ended December 31, 1992 and incorporated herein by reference
(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference
(4) Filed as an exhibit to Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(5) Included in this Report