Form 10-Q
period 1997-03-31
NATIONAL MERCANTILE BANCORP
filed 1997-05-15
CIK 714801

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                                                        [x] Yes  [ ] No


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the registrant's Common Stock, no par value, as of March 31, 1997 was 3,078,146.

     This document contains 18 pages.

     FORM 10-Q
     TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                Page(s) in
                                                                Form 10-Q
PART I - FINANCIAL INFORMATION

     Item 1.  FINANCIAL STATEMENTS                                3 - 8

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                     9 - 16

PART II - OTHER INFORMATION

     Item 1.  LEGAL PROCEEDINGS                                     17

     Item 2.  CHANGES IN SECURITIES                                 17

     Item 3.  DEFAULTS UPON SENIOR SECURITIES                       17

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                 17

     Item 5.  OTHER INFORMATION                                     17

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                      17


SIGNATURES                                                          18

Item 1. FINANCIAL STATEMENTS


     Index to Consolidated Financial Statements


Consolidated Balance Sheets     ......................................  4

Consolidated Statements of Operations     ............................  5

Consolidated Statement of Changes in
Shareholders' Equity     .............................................  6

Consolidated Statements of Cash Flows     ............................  7

Notes to Consolidated Financial Statements     .......................  8

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    March 31, 1997 and December 31, 1996

                                                                       March 31,         December 31,
                                                                         1997               1996
                                                                      (Unaudited)
                                                                    -------------        ------------
                                                                          (Dollars in thousands)
                                     ASSETS
Cash and due from banks-demand                                      $      4,932        $       5,113
Federal funds sold and securities purchased
   under agreements to resell                                             12,400               23,000
                                                                    -------------       --------------
         Cash and cash equivalents                                        17,332               28,113

Securities available-for-sale, at fair value;
  aggregate amortized cost of $5,009 at March 31, 1997
  and $4,078 at December 31, 1996                                          4,895                4,002
Securities held-to-maturity, at amortized cost; aggregate
   market value of $19,094 at March 31, 1997 and
   $14,355 at December 31, 1996                                           19,379               14,395
Federal Reserve Bank and other stock                                         338                  233
Loans receivable                                                          59,949               62,547
Allowance for credit losses                                               (2,646)              (2,969)
                                                                    -------------       --------------
         Net loans                                                        57,303               59,578
Premises and equipment, net                                                  899                  943
Other real estate owned                                                      519                  556
Accrued interest receivable and other assets                               2,103                1,596
                                                                    -------------       --------------
                                                                    $    102,768        $     109,416
                                                                    =============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand                                        $     35,121        $      34,752
  Interest-bearing demand                                                  8,399                7,292
  Money market accounts                                                   15,092               15,512
  Savings                                                                  4,399                5,650
  Time certificates of deposit:
    $100,000 and over                                                      5,619                9,214
    Under $100,000                                                        28,533               31,434
                                                                    -------------       --------------
         Total deposits                                                   97,163              103,854

Securities sold under agreements to repurchase                               160                   --
Accrued interest payable and other liabilities                               773                  717
                                                                    -------------       --------------
         Total liabilities                                                98,096              104,571

Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000
    shares                                                                  --                  --
  Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 3,078,146 at
    March 31, 1997 and December 31, 1996                                  24,614               24,614
  Accumulated deficit                                                    (19,828)             (19,693)
  Net unrealized loss on securities available-
    for-sale                                                                (114)                 (76)
                                                                    -------------       --------------
         Total shareholders' equity                                        4,672                4,845
                                                                    -------------       --------------
                                                                    $    102,768        $     109,416
                                                                    =============       ==============


         See accompanying notes to consolidated financial statements.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               Three-month periods ended March 31, 1997 and 1996
                                  (Uaudited)

                                                                             1997          1996
                                                                          ----------   ------------
                                                                            (Dollars in thousands,
                                                                            except per share data)
Interest income:
  Loans, including fees                                                   $   1,473    $     1,800
  Securities held-to-maturity                                                   287             --
  Securities available-for-sale                                                  85            282
  Federal funds sold and securities purchased
    under agreements to resell                                                  170            263
                                                                          ----------   ------------
        Total interest income                                                 2,015          2,345

Interest expense:
  Interest-bearing demand                                                        19             19
  Money market and savings                                                      139            174
  Time certificates of deposit:
    $100,000 and over                                                           109            128
    Under $100,000                                                              437            563
                                                                          ----------   ------------
        Total interest expense on deposits                                       704            884
  Federal funds purchased and securities sold
    under agreements to repurchase                                                 7              8
                                                                          ----------   ------------
        Total interest expense                                                   711            892
                                                                          ----------   ------------
        Net interest income                                                    1,304          1,453
Provision for credit losses                                                      --           --
                                                                          ----------   ------------
        Net interest income after provision for
          loan losses                                                          1,304          1,453
Other operating income (loss):
  Loss on sale of securities available-for-sale                                    0             (1)
  International services                                                          23             42
  Investment services                                                              5             29
  Deposit-related and other customer services                                     90             98
                                                                          ----------   ------------
        Total other operating income:                                            118            168

Other operating expenses:
  Salaries and related benefits                                                  725            692
  Net occupancy                                                                  209            192
  Furniture and equipment                                                         58             85
  Printing and communications                                                     64             62
  Insurance and regulatory assessments                                           131            166
  Customer services                                                              125            140
  Computer data processing                                                        84             95
  Legal services                                                                  65             77
  Other professional services                                                     50            191
  Promotion                                                                       24             23
  Other real estate owned expenses                                                 6              7
  Other expenses                                                                  16             27
                                                                          ----------   ------------
        Total other operating expenses                                         1,557          1,757
                                                                          ----------   ------------
        Loss before provision for income taxes                                  (135)          (136)
Provision for income taxes                                                       --           --
                                                                          ----------   ------------
        Net loss                                                          $     (135)  $       (136)
                                                                          ==========   ============
        Net loss per share                                                $    (0.04)  $      (0.04)
                                                                          ==========   ============

           See accompanying notes to consolidated financial statements.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    Three-month period ended March 31, 1997
                                  (Unaudited)

                                                                                 Net
                                                                          Unrealized
                                                                             loss on
                                      Common Stock                        Securities
                                   ---------------------   Accumulated    Available-
                                      Shares     Amount      Deficit        for-Sale        Total
                                   ----------   --------   -----------   ------------   ----------
                                                  (Dollars in thousands)
Balance at January 1, 1997........ 3,078,146    $24,614    $(19,693)   $       (76)    $   4,845

  Net unrealized loss on
    securities available for sale.       --         --          --             (38)          (38)
  Net loss.........................      --         --         (135)          --            (135)
                                   ----------   --------   ----------   ------------   ----------
Balance at March 31, 1997........  3,078,146    $ 24,614   $(19,828)   $      (114)    $   4,672
                                  ===========   ========   ==========   ============   ==========

                See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three-month periods ended March 31, 1997 and 1996
                                     (Unaudited)

                                                                         1997           1996
                                                                    -------------  -----------
                                                                      (Dollars in thousands)
Net cash flows from operating activities:
  Net loss                                                         $        (135)  $     (136)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                             44           60
    Net loss on securities available-for-sale                                --             1
    Net accretion of discounts on securities held-to-maturity                (13)         --
    Net amortization of premiums (accretion of discounts)
       on securities available-for-sale                                       (1)          18
    Net amortization of premiums (accretion of discounts) on
       loans purchased                                                        (9)          13
    Decrease (increase) in accrued interest receivable
      and other assets                                                      (470)         123
    Increase in accrued interest payable and other
      liabilities                                                             56          363
                                                                    -------------   ----------
      Net cash provided by ( used in) operating
         activities                                                         (528)         442

Cash flows from investing activities:
  Purchase of securities held-to-maturity                                 (4,971)         --
  Purchase of securities available-for-sale                               (2,105)      (1,000)
  Proceeds from sales of securities available-for-
    sale                                                                   1,000          114
  Proceeds from repayments and maturities of
    securities available-for-sale                                             70        1,438
  Net decrease in loans                                                    2,284        6,241
  Net purchases of premises and equipment                                    --            (9)
                                                                    -------------   ----------
      Net cash provided by (used in) investing activities                 (3,722)       6,784

Cash flows from financing activities:
  Net decrease in demand deposits, money market
    and savings accounts                                                    (195)      (3,698)
  Net decrease in time certificates of deposits                           (6,496)      (2,307)
  Net increase (decrease) in securities sold under
    agreement to repurchase and federal funds purchased                      160       (3,441)
                                                                    -------------   ----------
      Net cash used in financing activities                               (6,531)      (9,446)
                                                                    -------------   ----------
Net decrease in cash and cash equivalents                                (10,781)      (2,220)
Cash and cash equivalents, January 1                                      28,113       30,272
                                                                    -------------   ----------
Cash and cash equivalents, March 31                                 $     17,332    $  28,052
                                                                    =============   ==========

Supplemental cash flow information:
  Cash paid for:
     Interest                                                     $          693  $       901
     Income taxes                                                 $           --  $        --
  Unrealized loss on securities available-for-sale                $           38  $        68

         See accompanying notes to condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Management Representations

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank") both sometimes referred to as "Company". These unaudited financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. The results for the quarter ended March 31, 1997 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 From 10-K").

Note 2 - Loss per Share

Loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the quarters ended March 31, 1997 and 1996 was 3,078,146.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                               FINANCIAL CONDITION

The Company's consolidated assets decreased during the first quarter of 1997. At March 31, 1997, the Company's consolidated assets decreased by $6.6 million or 6.1% to $102.8 million from $109.4 million at December 31, 1996.
This decrease was due primarily to a $10.8 million decrease in cash and cash equivalents, $5.0 million increase in securities held-to-maturity, and a $2.3 million decrease in net loans. Consolidated assets decreased by $19.9 million, or 16.2%, from $122.7 million at March 31, 1996. This decrease was primarily the result of a net of a $14.6 million decrease in securities available-for-sale, a $14.7 million decrease in net loans and a $19.4 million increase in securities held-to-maturity. Customer deposits decreased by 6.4%, or $6.7 million to $97.2 million at March 31, 1997, from $103.9 million at December 31,1996 and $17.1 million, or 14.9%, from $114.2 million at March 31, 1996.

Securities increased to $24.6 million at March 31, 1997, from $18.6 million at December 31, 1996, and $19.8 million at March 31, 1996. The increase was primarily due to the purchase of $5.0 million of U.S. government-sponsored agency and Treasury securities. During the first quarter of 1997, securities valued at $1.0 million were sold at approximately book value. Net unrealized losses on securities available-for-sale at March 31, 1997 was $114,000, compared with $76,000 at December 31, 1996.

During the first quarter of 1997, gross loans outstanding decreased $2.6 million or 4.2%, to $60.2 million from $62.8 million at December 31, 1996. Loans secured by real estate comprised 65% and 64% of gross loans at March 31, 1997 and December 31, 1996. The Bank's allowance for loan losses as a percentage of loans receivable decreased to 4.41% at March 31, 1997 from 4.75% at December 31, 1996, and 5.06% at March 31, 1996 due to loan charge-offs of $323,000, net of recoveries of loans previously charged-off of $126,000, during the first quarter of 1997.

During the first quarter of 1997, the Bank experienced a decline in total deposits of $6.7 million or 6.4% to $97.2 million from $103.9 million at December 31, 1996. This decrease was primarily due to the planned reduction of high cost time certificates of deposits.


OPERATING RESULTS

The Company recorded a net loss for the quarter ended March 31, 1997 of $135,000 or $0.04 loss per share, as compared with a net loss for the quarter ended March 31, 1996 of $136,000 or $0.04 loss per share.

Total interest income for the quarter ended March 31, 1997 was $2.0 million compared $2.3 million for the corresponding period of 1996. Total interest expense for the quarters ended March 31, 1997 and 1996 was $711,000 and $892,000, respectively. Net interest income for the quarters ended March 31, 1997 decreased to $1.3 million from $1.5 million for the quarter ended December 31, 1997. The reduction in loans, securities and customer deposits which caused a decrease in net interest income for the quarter ended March 31, 1997, is consistent with the Company's planned restructuring of the balance sheet.

No provision was made for credit losses for the quarters ended March 31, 1997 and 1996. Charge-offs for the first quarter of 1997 and 1996 were $449,000 and $54,000, respectively. Recoveries of loans previously charged-off for the first quarter of 1997 and 1996 were $126,000 and $86,000, respectively. Each month the Company reviews the allowance for credit losses and makes additional transfers to the allowance for credit losses as needed. As of March 31, 1997, the Company believes based on its periodic analysis that the allowance for credit losses was adequate.

Other operating income decreased to $118,000 for the quarter ended March 31, 1997 from $168,000 for the corresponding period in 1996. The decrease was primarily due to volume reductions in investment and international services.
The international services department was closed in December, 1995, resulting in reduced letter of credit and foreign exchange functions.

Other operating expenses decreased $200,000, or 11.4%, to $1.6 million for the first quarter of 1997 from $1.8 million for the corresponding period in 1996. The reduction between the quarters was primarily the result of the decrease in insurance and regulatory assessments of $35,000 and a decrease in other professional services of $141,000, partially offset by an increase in salaries and related expenses of $33,000. These reductions are the result of management's continued effort to reduce the utilization of outside consultants through the addition of executive management and the streamlining of operating functions.

The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. No deferred benefit was recorded for these losses since all available income tax benefits were recognized in prior years. As a result of existing net operating loss carryforwards ("NOL") for financial statement purposes (discussed in the 1996 Form 10-K), the Company's 1997 and 1996 net losses did not give rise to additional income tax benefits. At December 31, 1996, the Company had $22.3 million and $11.8 million of income tax NOL for federal and state income tax purposes, respectively. The federal NOL expires beginning in 2007 through 2011 and the state NOL expires beginning in 1997 through 2001.

NET INTEREST INCOME AND INTEREST RATE RISK

NET INTEREST INCOME

The Company's earnings depend largely upon net interest income, representing the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities. A primary factor affecting the level of net interest income is the Bank's net interest margin representing the difference between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities. The net interest margin is affected by the change in the relative amounts of average interest-earning assets and average interest-bearing liabilities. In addition, the Company's ability to generate profitable levels of net interest income is dependent on its ability to maintain sound asset quality and appropriate levels of capital and liquidity.


Table 1                                                 Three-Month Periods Ended
Average Balance Sheets and               -------------------------------------------------------------
Analysis of Net Interest Income                March 31, 1997                 December 31, 1996
(Dollars in thousands)                   ---------------------------      ----------------------------
                                            Average                          Average
                                            Balances                         Balances
                                           ---------                         ---------


                                                 Interest    Average                Interest   Average
                                                  Income/    Yield/                  Income/    Yield
                                        Amount    Expense     Rate         Amount    Expense     Rate
                                       --------  --------   -------       --------   --------  -------

Federal funds sold and securities
  purchased under agreements to resell  $12,993      $170     5.31%        $22,867       $304    5.29%
Securities held-to-maturity:
  U.S. Treasury and agency, corporate
     and other securities                17,463       287     6.67%          3,531         62    6.98%
Securities available-for-sale:
  U.S. Treasury and agency, corporate
    and other securities                  6,081        85     5.67%         10,263        133    5.16%
Loans (1) (2)                            61,599     1,473     9.70%         63,408      1,564    9.81%
                                       --------  --------                 --------     ------    -----
   Total earning assets                 $98,136    $2,015     8.33%       $100,069     $2,063    8.20%
                                                  -------                              ------

Nonearning assets:
  Cash and due from banks - demand        4,736                              5,226
  Other assets                            3,199                              2,868
  Allowance for credit losses            (2,976)                            (3,034)
                                       ---------                           --------
  Total assets                         $103,095                            $105,130
                                       ========                            ========


Table 1 (continued)                            Three-Month Periods Ended
Average Balance Sheets and          -------------------------------------------------
Analysis of Net Interest Income                     March 31, 1996
(Dollars in thousands)              -------------------------------------------------
                                    Average Balances
                                    ----------------
                                                          Interest            Average
                                                           Income/            Yield/
                                        Amount             Expense             Rate
                                       --------           --------           -------


Federal funds sold and securities       $20,090               $263             5.27%
  purchased under agreements to resell
Securities held-to-maturity:
  U.S. Treasury and agency, corporate        --                 --                --
     and other securities
Securities available-for-sale:
  U.S. Treasury and agency, corporate
    and other securities                 19,908                282             5.70%
Loans (1) (2)                            77,778              1,800             9.31%
                                       --------           --------
                                       $117,776             $2,345             8.01%
   Total earning assets                                    =======


Nonearning assets:
  Cash and due from banks - demand        6,990
  Other assets                            2,889
  Allowance for credit losses            (3,823)
                                       ---------
  Total assets                         $123,832
                                       =========



Table 1 (continued)                                       Three-Month Periods Ended
Average Balance Sheets and               ----------------------------------------------------------------
Analysis of Net Interest Income                  March 31, 1997                  December 31, 1996
(Dollars in thousands)                  -------------------------------    ------------------------------
                                              Average                           Average
                                              Balances                          Balances
                                              --------                          --------


                                                     Interest   Average               Interest    Average
                                                      Income/   Yield/                 Income/    Yield/
                                        Amount        Expense     Rate       Amount     Expense    Rate
                                       --------      --------   -------    --------    --------  -------
Liabilities and shareholder's equity:

Interest-bearing deposits:
  Demand                                 $6,078           $19     1.27%      $5,133         $17    1.32%
  Money market and savings               19,463           139     2.90%      21,453         158    2.93%
  Time certificates of deposit:
     $100,000 or more                     8,081           109     5.47%       7,269          99    5.42%
     Under $100,000                      30,353           437     5.84%      27,673         412    5.92%
                                        -------        ------               -------      ------
     Total time certificates of deposit  38,434           546     5.76%      34,942         511    5.82%
                                        -------        ------               -------       -----
  Total interest-bearing deposits        63,975           704     4.46%      61,528         868    4.44%

Federal funds purchased and securities
  sold under agreement to repurchase        131             1     3.10%         357           2    2.23%
Other short-term borrowings                 505             6     4.82%          --          --       --
                                         ------         -----                ------        ----
Total interest-bearing liabilities      $64,611          $711     4.46%     $61,885        $688     4.42%
                                                        -----                             -----
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits   32,844                              36,600
   Other liabilities                        768                               1,699
Shareholders' equity                      4,872                               4,946
                                       --------                            --------
   Total liabilities and shareholders'
     Equity                            $103,095                            $105,130
                                       ========                            ========
Net interest income (spread)                           $1,304     3.86%                    $1,375   3.78%
                                                       ======     =====                    ======   =====
Excess of earning assets over
  interest-bearing liabilities (2)       $33,525                            $38,183                 5.47%
                                        ========                           ========                 =====
Net yield on earning assets                                       5.39%
                                                                 ======
Loans as a percent of total deposits
("loan-to-deposit ratio")                  63.6%                              64.6%
                                         =======                             ======


Table 1 (continued)                             Three-Month Periods Ended
Average Balance Sheets and          ------------------------------------------------
Analysis of Net Interest Income                      March 31, 1996
(Dollars in thousands)              ------------------------------------------------
                                    Average Balances
                                    ----------------

                                                          Interest           Average
                                                           Income/            Yield/
                                        Amount             Expense             Rate
                                       --------           --------           -------

Liabilities and shareholders' equity:
Interest-bearing deposits:
  Demand                                 $6,064                $19             1.26%
  Money market and savings               23,571                174             2.97%
  Time certificates of deposit:
     $100,000 or more                     8,345                128             6.17%
     Under $100,000                      38,590                563             5.87%
                                       --------              -----
     Total time certificates of deposit  46,935                691             5.92%
                                       --------              -----
   Total interest-bearing deposits       76,570                884             4.64%

Federal funds purchased and securities
  sold under agreement to repurchase       1,344                 8             2.39%
Other short-term borrowings                   --                --                --
                                        --------             -----
  Total interest-bearing liabilities     $77,914              $892             4.60%

Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits   38,579
    Other liabilities                      1,112
Shareholders' equity                       6,227
                                        --------
    Total liabilities and shareholders'
     equity                             $123,832
                                       =========
Net interest income (spread)                                  $1,453             3.40%
                                                             =======           =======
Excess of earning assets over
  interest-bearing liabilities (2)       $39,862
                                        ========
Net yeild on earning assets                                                       4.96%
                                                                                =======
Loans as a percent of total deposits
("loan-to-deposit ratio")                  67.5%
                                         =======

(1)  Average balances of loans outstanding include all nonperforming loans.

(2)  Included in interest income on loans are net loan origination fees (costs), representing an adjustment to yield, amounting to
     $21,000, $5,300 and ($8,400) for the three-month periods ended March 31, 1997, December 31, 1996, and March 31, 1996, respectively.



The weighted average yield on loans receivable was 9.70% for the quarter ended March 31, 1997, compared with 9.31% for the corresponding period in 1996. The weighted average yield on total earning assets was 8.33% for the quarter ended March 31, 1997, compared with 8.01% for the corresponding period in 1996. The weighted average rate on interest-bearing deposits was 4.46% for the quarter ended March 31, 1997, compared with 4.64% for the corresponding period in 1996. The Company analyzes its earnings performance using, among other measures, the interest rate spread (the difference between the yield earned on assets and rates paid on liabilities) and net yield on earning assets (net interest income expressed as a percentage of average total interest-earnings assets).

During the quarter ended March 31, 1997, the Company's asset base decreased, and as a result, average interest-earning assets and average interest-bearing liabilities decreased as well. Average interest-earning assets for the quarter ended March 31, 1997 decreased to $98.1 million, compared with $100.1 million for the quarter ended December 31, 1996, and $117.8 million for the quarter ended March 31, 1996. Average interest-earning assets as a percentage of total average assets for the quarters ended March 31, 1997 and December 31, 1996 was 95.2%, compared with 95.1% for the quarter ended March 31, 1996. Average interest-bearing liabilities for the quarter ended March 31, 1997 increased to $64.6 million, compared with $61.9 million for the quarter ended December 31, 1996, but decreased from $77.9 million for the quarter ended March 31, 1996. Average interest-bearing liabilities as a percentage of total average assets for the quarter ended March 31, 1997 increased to 62.7%, compared with 58.9% for the quarter ended December 31, 1996, and 62.9% for the quarter ended March 31, 1996.

The average balance of noninterest-bearing deposits for the quarter ended March 31, 1997 decreased to $32.8 million from $36.6 million for the quarter ended December 31, 1996 and from $38.6 million for the quarter ended March 31, 1996. Noninterest-bearing deposits as a percentage of total deposits decreased to 33.7% at March 31, 1997, as compared with 37.2% and 33.1% at December 31, 1996 and March 31, 1996, respectively.

Foregone interest income attributable to nonperforming loans amounted to $48,000 for the quarter ended March 31, 1997, compared with $56,000 for the corresponding period in 1996. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

The Company's net yield on interest-earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. While these deposits are noninterest-bearing, they are not cost-free funds. The Company incurs substantial other operating expense to provide accounting, data processing and other banking-related services to real estate title and escrow clients to the extent that certain average noninterest-bearing deposits are maintained by such depositors, and such deposit relationships are deemed to be profitable. Client service expense related to these deposits is classified as other operating expense. If client service expenses related to real estate title and escrow clients were classified as interest expense, the Company's reported interest expense would increase and other operating expense would decrease by $62,000 and $82,000 for the quarters ended March 31, 1997 and 1996.


CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK


Table 2
Loan Portfolio Composition and Allocation of the
Allowance for Credit Losses
(Dollars in thousands)

                                                                                                    December 31,
                                                                      March 31,         -------------------------------------
                                                                       1997                1996               1995
                                                               ----------------         ----------          ---------
Loan Portfolio Composition:
 Real estate construction and land development                 $           3,394   6%   $    3,441   5%  $     4,185   5%
 Commercial loans:
   Secured by one to four family residential properties                    6,062  10%        6,233  11%        9,637  12%
   Secured by multifamily residential properties                           2,869   5%        2,879   5%        2,876   3%
   Secured by commercial real properties                                  25,654  43%       26,629  42%       28,734  35%
   Other - secured and unsecured                                          15,154  25%       16,508  26%       27,393  33%
 Home equity lines of credit                                                 462   1%          581   1%        3,983   5%
 Consumer installment and unsecured loans to individuals                   6,602  10%        6,545  10%        5,435   7%
                                                                         ------------      ------------       ------------
 Gross loans outstanding                                                  60,197 100%   $   62,816 100%  $    82,243 100%


 Deferred net loan origination fees, purchased
   loan discount and gains on termination of
   interest rate hedging contracts                                          (248)             (269)             (231)
                                                                         ---------         ---------          -------
  Loans receivable                                                        59,949        $   62,547       $     82,012
                                                                         =========         =========          =======
Allocation of the Allowance for Loan Losses:
 Real estate construction and land development                                64                42                11
 Commercial loans:
   Secured by one to four family residential properties                      231               479               205
   Secured by multifamily residential properties                              54                41                25
   Secured by commercial real properties                                     738               590               454
   Other - secured and unsecured                                           1,332             1,642             2,521
 Home equity lines of credit                                                  12                13                64
 Consumer installment and unsecured loans to individuals                     214               161               523
                                                                         --------          --------           -------
   Allowance allocable to loans receivable                                 2,645        $    2,968       $     3,803

 Commitments to extend credit under standby and
   commercial letters of credit                                                1                 1                 2
                                                                         --------          --------           -------
  Total allowance for credit losses                            $           2,646        $    2,969       $     3,805
                                                                         ========          ========           =======

Allowance for credit  losses allocable as a percent
of loans receivable                                                         4.41%             4.75%             4.64%
                                                                         ========          =========          =======

The Bank's real estate construction and land development loans are primarily short-term interim loans made to finance construction of commercial and single family residential property. Commercial loans secured by real estate consist primarily of loans made based on the borrower's cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. Other secured and unsecured commercial loans include revolving lines of credit, term loans for equipment and short-term working capital lines of credit.


NONPERFORMING ASSETS


Table 3
Nonperforming Assets
(dollar in thousands)

                                                                          December 31,
                                                          March 31,   --------------------
                                                            1997       1996       1995
                                                          --------    --------    --------
Nonaccrual loans                                         $    871    $    928    $    573
Troubled debt restructurings                                5,004       5,016       5,167
Loans contractually past due 90 days or more with
  respect to either principal or interest and
  still accruing interest                                      14         300         221
                                                          --------    --------    --------
      Nonperforming loans                                   5,889       6,244       5,961

Other real estate owned                                       519         556         581
                                                          --------    --------    --------
Total nonperforming assets                               $  6,408    $  6,800    $  6,542
                                                           =======     =======     =======

Allowance for loan losses as a percent of
  nonaccrual loans                                          303.8%      319.9%      664.0%
                                                           =======     =======     =======
Allowance for loan losses as a percent of
  nonperforming loans                                        44.9%       47.5%       63.8%
                                                           =======     =======     =======
Total nonperforming assets as a percent of
  loans receivable                                           10.7%       10.9%        8.0%
                                                           =======     =======     =======
Total nonperforming assets as a percent of
  total shareholders' equity                                137.2%      140.4%      108.8%
                                                           =======     =======     =======



The level of nonperforming assets, as presented in Table 3, decreased $400,000 during the first quarter of 1997 to $6.4 million from $6.8 million at December 31, 1997. Included in nonperforming assets is other real estate owned of $519,000 and $556,000 at March 31, 1997 and December 31, 1996, respectively.

Nonaccrual loans decreased $57,000 during the first quarter of 1997 to $871,000 as compared with $928,000 at December 31, 1996 and $1.9 million at March 31, 1996. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

Troubled debt restructurings ("TDR") represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. TDRs totaled $5.0 million at March 31, 1997 and December 31, 1996, compared with $5.2 million at March 31, 1996. Included in TDRs is one loan with a balance of $4.9 million that is secured by a first deed of trust on a single family residence which, as of December 31, 1996, had an appraised value of $10 million.

Loan delinquencies greater than 30 days past due increased to $2.5 million or 4.2% of loans receivable at March 31, 1997 from $2.3 million or 3.7% of loans receivable at December 31, 1996. Loans contractually past due 90 days or more and still accruing interest decreased to $14,000 at March 31, 1997 from $300,000 at December 31, 1996.




Table 4
Analysis of Changes in the Allowance for Credit Losses
(Dollars in thousands)

                                                              Three-month periods ended
                                                          ------------------------------------
                                                            March 31,   December 31  March 31,
                                                             1997          1996        1996
                                                          -----------  ----------   ----------
Balance at beginning of period                             $    2,969   $   3,805   $    3,805

Loans charged-off:
  Real estate construction and land development                    --          --           --
  Commercial loans:
    Secured by one to four family residential properties          204           9           --
    Secured by multifamily residential properties                  --          --           --
    Secured by commercial real properties                          52          --           --
    Other - secured and unsecured                                 159       1,183           54
  Home equity lines of credit                                      --          --           --
  Consumer installment and unsecured loans
    to individuals                                                 34         108           --
                                                           ----------   ---------  -----------
    Total loan charge-offs                                        449       1,300           54

Recoveries of loans previously charged-off:
  Real estate construction and land development                    --          --           --
  Commercial loans:
    Secured by one to four family residential properties            0          26            1
    Secured by multifamily residential properties                  --          --           --
    Secured by commercial real properties                          --          --           --
    Other - secured and unsecured                                 119         398           75
  Home equity lines of credit                                      --          --           --
  Consumer instalment and unsecured loans
    to individuals                                                  7          40           10
                                                            ---------   ---------  -----------
    Total recoveries of loans previously charged-off              126         464           86
                                                            ---------   ---------  -----------
Net loan charge-offs (recoveries)                                 323         836          (32)

Provision for loan losses                                          --          --          --
                                                            ---------   ---------  -----------
Balance at end of period                                    $   2,646   $   2,969  $     3,837
                                                            =========   =========  ===========


Loan charged-offs were $449,000 for the first quarter, as compared with $54,000 for the corresponding period in 1996. Recoveries of loans previously charged-off totaled $126,000 for the first quarter, as compared with $86,000 during the first quarter of 1996.

The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") considers a loan impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts contractually due under the a loan agreement. Due to the size and nature of the Bank's loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis.

At March 31, 1997 and 1996, the Bank had classified $910,000 and $2.0 million of its loans as impaired under SFAS No. 114, with specific reserves of $220,000 and $1.0 million, respectively. In addition, $5.9 million and $7.3 million of the Bank's loans were classified as impaired with no related specific reserves at March 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during the quarters ended March 31, 1997 and 1996 was $7.0 million and $9.4 million, respectively. Impaired loans as of March 31, 1997 included nonaccrual loans of $871,000. Interest income on impaired loans which are performing is recognized on an accrual basis and interest income on such loans totaled $148,000 and $193,000 for the first quarters of 1997 and 1996, respectively. Of the investment in loans that are considered to be impaired at March 31, 1997, $4.9 million or 72.0% was represented by a loan that is collateralized by a single family residence which, as of December 31, 1996, had an appraised value of $10 million.

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


Table 5                                                                     1997
Interest Rate Maturities of                                    Amounts Maturing or Repricing in
Assets and Funding sources                              -----------------------------------------------
at March 31, 1997                                             After       After
(Dollars in thousands)                                        three         one
                                                             months        year
                                              Less than         but         but
                                                  three      within      within       After   Not Rate
                                                 months    one year     5 years     5 years  Sensitive    Total
                                             ----------  ----------  ----------   --------- -----------  -------
Assets:
Federal Funds sold and securities
  purchased under agreements to resell        $  12,400   $      --   $      --    $     --  $      --   $12,400
Securities held-to-maturity                          --         984      18,395          --         --    19,379
Securities held-for-sale                          2,000          --          --       2,895         --     4,895
Federal Reserve Bank and other stock                 --          --          --         338         --       338
Loans receivable                                 34,173      19,514       4,028       2,234         --    59,949
                                              ----------  ----------  ----------  ---------  ----------  --------
     Total earning assets                        48,573      20,498      22,423       5,467         --    96,961

Non-earning assets
Cash and due from banks                              --          --          --          --      4,932     4,932
Other real estate owned                              --          --          --          --        519       519
All other assets                                     --          --          --          --      3,002     3,002
Allowance for credit losses                          --          --          --          --     (2,646)   (2,646)
                                              ----------  ----------  ----------  ---------  ----------  --------
   Total assets                                  48,573      20,498      22,423       5,467      5,807   102,768

Liabilities & Shareholders' Equity:
Interest-bearing Deposits:
   Interest-bearing demand, money
     market and savings                          27,890          --          --          --         --    27,890
   Time certificates of deposit                   7,124      20,958       6,070          --         --    34,152
Federal funds purchased and securities
  sold under agreements to repurchase               160          --          --          --         --       160
                                              ----------  ----------  ----------  ---------  ----------  --------
   Total Interest-bearing liabilities            35,174      20,958       6,070          --         --    62,202
                                              ----------  ----------  ----------  ---------  ----------  --------
Noninterest-bearing liabilities:
       Noninterest bearing deposits                  --          --          --          --     35,121    35,121
       Other liabilities                             --          --          --          --        773       773
       Shareholders' equity                          --          --          --          --      4,672     4,672
                                              ----------  ----------  ----------  ---------  ----------  --------
Total liabilities & shareholders equity          35,174      20,958       6,070          --     40,566   102,768
                                              ----------  ----------  ----------  ---------  ----------  --------
Interest rate-sensitivity gap                    13,399        (460)     16,353       5,467    (34,759)       --
                                              ==========  ==========  ==========  =========  ==========  ========
Cumulative interest rate-sensitivity gap      $  13,399   $  12,939   $  29,292   $  34,759         --        --
                                              ==========  ==========  ==========  =========  ==========  ========
Cumulative rate sensitivity gap as a
  percent of cumulative earning assets               28%         19%         32%         36%
                                                    ====        ====        ====        ====



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

                                CAPITAL  RESOURCES

REGULATORY  CAPITAL  REQUIREMENTS AND REGULATORY  AGREEMENTS

Shareholders' Equity and Regulatory Capital (continued)



                                                     March 31, 1997
                                                      (Unaudited)                                     December 31, 1996
                                         ----------------------------------------------    ----------------------------------------
                                                Company                   Bank                 Company             Bank
                                         ---------------------     --------------------    ----------------    --------------------
                                         Amount       Assets        Amount    Ratio          Amount    Ratio     Amount      Ratio
                                         --------     --------     --------   ---------     -------   -------    ------      ------
                                                                          (Dollars in thousands)
Risk-based capital (1) (3):

    Tier 1 capital                          $4,786      7.11%       $4,775       7.10%     $ 4,921      6.96%    $4,911      6.95%
    Tier 1 capital minimum
      requirement                            2,692      4.00%        6,729      10.00%       2,828      4.00%     7,071     10.00%
                                           -------    -------       ------     -------      ------     ------    ------     ------
      Excess (Deficiency)                   $2,094      3.11%      ($1,954)     (2.90%)    $ 2,093      2.96%   ($2,160)    (3.05%)
                                           =======     ======      ========    ========     ======     ======   ========    =======

    Total capital                          $ 5,649      8.39%      $ 5,638       8.38%     $ 5,831      8.25%   $ 5,820      8.24%
    Total capital minimum
      requirement                            5,383      8.00%        5,383       8.00%       5,657      8.00%     5,657      8.00%
                                           -------    -------       ------     -------      ------     ------    ------     ------
      Excess                               $   266      0.39%      $   255       0.38%     $   174      0.25%   $   163      0.24%
                                           =======     ======      ========    ========     ======     ======   ========    =======

Total risk-weighted assets                 $67,291                 $67,291                 $70,710              $70,710

Capital Leverage Ratio (1) (2) (3):

    Tier 1 capital                          $4,786      4.64%       $4,775       4.63%     $ 4,921      4.68%    $4,911      4.67%
    Tier 1 capital minimum
      requirement                            4,127      4.00%        6,706       6.50%       4,210      4.00%     6,841      6.50%
                                           -------    -------       ------     -------      ------     ------    ------     ------
      Excess (Deficiency)                     $659      0.64%      ($1,931)     (1.87%)    $   711      0.68%   ($1,930)    (1.83%)
                                           =======     ======      ========    ========     ======     ======   ========    =======

Average total assets, as
  adjusted, during three-month
  periods ended March 31, 1997
  and December 31, 1996                    $103,174               $103,174                $105,249              $105,249


(1)  The Bank's minimum Tier 1 risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.

(2)  The regulatory capital leverage ratio represents the ratio of Tier 1 capital at March 31, 1997 and December 31, 1996 to average total assets during the respective three-month periods then ended.

(3)  Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet as a result of implementing Statement of Financial Accounting
     Standards No. 115.


FORMAL AGREEMENT

The Bank entered into a formal agreement with the OCC on December 14, 1995 (the "Formal Agreement"), pursuant to which the Bank is required to maintain (i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) Tier 1 qualifying capital equal to at least
10.0 percent of the Bank's total risk-weighted assets ("Tier 1 risk-based capital ratio"). The Bank's capital leverage ratio and Tier 1 risk-based capital ratio at March 31, 1997 were 4.63% and 7.10%, respectively. At March 31, 1997, the Bank was not in compliance with the capital requirements required by the Formal Agreement. The Formal Agreement also requires the Bank to appoint a new chief financial officer (which the Bank had complied with in August, 1996), to make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, to review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, to prepare a written analysis of any new products or services, to maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, to develop a three year capital plan and strategic plan, and to improve the Bank's loan administration. The Company submitted a capital plan for the Bank on February 8, 1996 to the OCC and a copy to the FRB. The Company updated its strategic plan, which was filed with the "OCC" in March 1996. As a result of the Bank's failure to comply with all of the requirements of the Formal Agreement, the Bank may be subject to further regulatory enforcement action by the OCC.

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

FUTURE EFFECTS OF AGREEMENT ON DIVIDENDS.
There are statutory and regulatory limitations on the amount of cash dividends which may be distributed by a national bank. As a result of those limitations and reported net losses in 1990, 1991, 1992, 1994, 1996 and the first quarter of 1997, the Bank could not have declared dividends to the Company at March 31, 1997 without the prior approval of the OCC. In addition, management expects the Formal Agreement will substantially impair the ability of the Bank to declare and pay dividends to the Company during the foreseeable future, since the Bank currently intends to retain any earnings in order to augment its regulatory capital. As dividends from the Bank are the principal source of income to the Company, it is unlikely that the Company will declare and pay dividends in the foreseeable future. Moreover, the MOU prohibits the Company from paying dividends to its shareholders without the prior written approval of the FRB.

PLANS TO RAISE ADDITIONAL CAPITAL

On February 10, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-2 pursuant to the Securities Act of 1933, as amended, with respect to a proposed rights offering (the "Public Offering") to its shareholders and certain qualified investors (the "Standby Purchasers"). The Commission declared the Registration Statement effective on May 13, 1997. The Public Offering provides for the purchase of a minimum of $2.5 million to a maximum of

$8.0 million of 6.5% non cumulative convertible preferred stock ("Preferred Stock") with a $10.00 stated value, for a subscription price of $1.10 per share ( $10.00 after giving effect to the Company's proposed 9.09 to 1 reverse stock split). In connection with the Public Offering, the Company has entered into purchase agreements with the Standby Purchasers pursuant to which the Standby Purchasers have agreed to purchase between $1.0 million and $2.5 million of Preferred Stock. The maximum available to the Standby Purchasers is subject to a reduction based on the level of shareholder participation.

In addition, the Company entered into private purchase agreements with Conrad Company, a bank holding company which is controlled by Carl Pohlad and Wildwood Enterprises, Inc. Profit Sharing Plan and Trust (the "Private Offering"). The Private Offering provides for the acquisition of a minimum of $2.5 to a maximum of $5.5 million of Preferred Stock at a purchase price per share of $1.10 per share ($10.00 after giving effect to the reverse stock split). The shares of Preferred Stock available in the Private Offering are subject to a reduction based on the level of shareholder participation. The Company anticipates that between $8.0 million and $9.0 million will be raised from the Public Offering and the Private Offering.

The primary purposes of the Public Offering and the Private Offering are to enable the Company to downstream sufficient capital to the Bank, to comply with the capital requirements of formal regulatory agreements entered into between the Bank and the OCC and the Company and the FRB and to facilitate the implementation of the business strategies of the Company and the Bank. Proceeds from the Public Offering and the Private Offering will not be used to pay dividends on the Preferred Stock.

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

The Company has only limited expenses at the present time and has no ability to fund the Bank's cash needs. In order to meet the Bank's cash needs the Bank must demonstrate the ability to produce a consistent level of adequate earnings. The Bank's ability to establish adequate earnings is dependent primarily on augmenting capital sufficient to support growth of its asset base. See
"Capital Resources - Plans to Raise Capital."




LIQUIDITY TRENDS

Time certificates of deposit of $100,000 or more were $5.6 million at March 31, 1997, compared with $9.2 million at December 31, 1996 and $8.5 million at March 31, 1996. Time certificates of deposit of $100,000 or more continued to play a less significant role as a source of funding, representing the continuation of a trend which began in 1991. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.


Table 7
Funding Composition and Liquidity Trends
(Dollars in thousands)                                                         Three-month period ended
(Balances are period averages)                       --------------  ----------------------------------------------------------
                                                      March 31,      December 31,   September 30,    June 30,      March 31,
                                                         1997           1996            1996           1996          1996
                                                     --------------  -------------  -------------  -------------  -------------
Noninterest-bearing demand deposits:
  Real estate title and escrow company customers    $    7,947   8% $   8,419   9% $   8,506   9% $  11,809  11% $   8,385   7%
  All other noninterest-bearing demand                  24,897  26%    28,181  29%    25,458  25%    25,149  24%    30,194  26%
Interest-bearing demand, money market and savings       25,541  26%    26,587  27%    27,326  27%    26,389  25%    29,635  25%
Time certificates of deposit:
  Money desk operation                                  26,359  27%    22,729  23%    24,939  25%    28,030  26%    32,358  28%
  All other:
     $100,000 or more                                    5,819   6%     5,487   5%     4,865   5%     5,167   5%     5,688   5%
     Under $100,000                                      6,256   7%     6,726   7%     7,442   8%     8,290   8%     8,889   8%
                                                     --------------  -------------  -------------  -------------  -------------
       Total time certificates of deposit           $   38,434  40% $  34,942  35% $  37,246  38% $  41,487  39% $  46,935  41%
                                                     --------------  -------------  -------------  -------------  -------------
         Total deposits                                 96,819 100%    98,129 100%    98,536  99%   104,834  99%   115,149  99%

Securities sold under agreements to repurchase             131   0%       357   0%     1,346   1%     1,517   1%     1,344   1%
                                                     --------------  -------------  -------------  -------------  -------------
         Total funding liabilities                  $   96,950 100% $  98,486 100% $  99,882 100% $ 106,351 100% $ 116,493 100%
                                                     ==============  =============  =============  =============  =============

Average loan-to-deposit ratio                             63.6%          64.6%          67.8%          68.7%          67.5%
                                                     ==========      =========      =========      =========      =========
Period-end pledged securities ratio                       21.7%          21.5%          61.3%          61.7%          57.6%
                                                     ==========      =========      =========      =========      =========



The Bank maintains a wholesale institutional funds acquisition operation ("money desk"). This operation provided 27% of the Bank's average total funding sources during the first quarter of 1997, as compared with 28% during the first quarter of 1996, while noninterest-bearing demand deposits provided 34% of average total funding sources during the first quarter of 1997, compared with 33% during the comparable 1996 period. The Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation, as well as by attracting traditional local market area deposits. However, the Bank's policy is to activate the money desk operation, as necessary, if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through Money Desk activities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain matters discussed in this Quarterly Report and documents incorporated by reference may constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation reform Act of 1995 as to which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in forward-looking statement made by, or on behalf of, the Company.

Economic conditions. The Company's results are strongly influenced by general economic conditions in its market area, Southern California, and a deterioration in these conditions could have a material adverse impact on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate and entertainment industries may affect the Company's performance. Although a significant percentage of the Company's loan portfolio continues to be unsecured or collateralized by real property, the prolonged effects of the Southern California economic recession and depressed residential and commercial real estate values may continue to adversely impact the financial condition and liquidity of the Company's borrowing customers. As such, the Company may continue to experience high levels of, or further increases in, nonperforming loans, provisions for credit losses and charge-offs of nonperforming loans.


Interest rates. Management anticipates that interest rate levels will remain generally constant in 1997, but if interest rates vary significantly from present levels, this may vary the Company's results to differ materially.

Government regulation and monetary policy. All forward-looking statements presume a continuation of the existing regulatory environment and U.S. government monetary policies. The banking industry is subject to extensive federal and state regulation, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially.

Competition. The Bank competes with numerous other financial institutions and non-depository financial intermediaries. If the circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out of state banks, the results may differ materially from the results currently anticipated.

Credit quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with terms of their loans. The Bank has implemented an enhanced process by which it reviews and manages the credit quality of the loan portfolio. The ongoing credit control process includes a stringent risk rating and monitoring system and a quarterly review of loans by an independent outside loan review consultant. However, these policies and procedures may not prevent unexpected losses that could adversely affect the Company's results of operations and financial condition.

While management believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

        None.

        (b) Reports on Form 8-K.

        None.

        SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             National Mercantile Bancorp
                                                (Registrant)



        May 15, 1997                         /s/ Howard P. Ladd
                                             -----------------------
                                             Howard P. Ladd
                                             Chief Executive Officer

        May 15, 1997                         /s/ Joseph W. Kiley III
                                             -----------------------
                                             Joseph W. Kiley III
                                             Chief Financial Officer