Form 10-Q/A
period 1997-03-31
NATIONAL MERCANTILE BANCORP
filed 1997-05-23
CIK 714801

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                             AMENDMENT NO. 1

                                    TO
                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

               For the transition period from   N/A   to
                                             --------   --------
                        COMMISSION FILE NUMBER: 0-15982

                          NATIONAL MERCANTILE BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     95-3819685
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
1840 CENTURY PARK EAST, LOS ANGELES, CALIFORNIA                     90067
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

  This document contains 23 pages.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                     PAGE(S) IN
                                                                     FORM 10-Q
                                                                     ----------
PART I--FINANCIAL INFORMATION
    Item 1. FINANCIAL STATEMENTS....................................     3-8
    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS....................    9-21
PART II--OTHER INFORMATION
    Item 1. LEGAL PROCEEDINGS.......................................      22
    Item 2. CHANGES IN SECURITIES...................................      22
    Item 3. DEFAULTS UPON SENIOR SECURITIES.........................      22
    Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....      22
    Item 5. OTHER INFORMATION.......................................      22
    Item 6. EXHIBITS AND REPORTS ON FORM 8-K........................      22
SIGNATURES..........................................................      23

ITEM 1. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Consolidated Balance Sheets................................................   4
Consolidated Statements of Operations......................................   5
Consolidated Statement of Changes in Shareholders' Equity..................   6
Consolidated Statements of Cash Flows......................................   7
Notes to Consolidated Financial Statements.................................   8

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                        MARCH 31,  DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
                                                       (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS)
                        ASSETS
                        ------
Cash and due from banks--demand.......................  $  4,932     $  5,113
Federal funds sold and securities purchased under
 agreements to resell.................................    12,400       23,000
                                                        --------     --------
  Cash and cash equivalents...........................    17,332       28,113
Securities available-for-sale, at fair value;
 aggregate amortized cost of $5,009 at March 31, 1997
 and $4,078 at December 31, 1996......................     4,895        4,002
Securities held-to-maturity, at amortized cost;
 aggregate market value of $19,094 at March 31, 1997
 and $14,355 at December 31, 1996.....................    19,379       14,395
Federal Reserve Bank and other stock..................       338          233
Loans receivable......................................    59,949       62,547
Allowance for credit losses...........................    (2,646)      (2,969)
                                                        --------     --------
  Net loans...........................................    57,303       59,578
Premises and equipment, net...........................       899          943
Other real estate owned...............................       519          556
Accrued interest receivable and other assets..........     2,103        1,596
                                                        --------     --------
                                                        $102,768     $109,416
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits:
  Noninterest-bearing demand..........................  $ 35,121     $ 34,752
  Interest-bearing demand.............................     8,399        7,292
  Money market accounts...............................    15,092       15,512
  Savings.............................................     4,399        5,650
  Time certificates of deposit:
    $100,000 and over.................................     5,619        9,214
    Under $100,000....................................    28,533       31,434
                                                        --------     --------
      Total deposits..................................    97,163      103,854
Securities sold under agreements to repurchase........       160          --
Accrued interest payable and other liabilities........       773          717
                                                        --------     --------
      Total liabilities...............................    98,096      104,571
Shareholders' equity:
  Preferred stock, no par value; authorized 1,000,000
   shares.............................................       --           --
  Common stock, no par value; authorized 10,000,000
   shares; issued and outstanding 3,078,146 at March
   31, 1997 and December 31, 1996.....................    24,614       24,614
  Accumulated deficit.................................   (19,828)     (19,693)
  Net unrealized loss on securities available-for-
   sale...............................................      (114)         (76)
                                                        --------     --------
      Total shareholders' equity......................     4,672        4,845
                                                        --------     --------
                                                        $102,768     $109,416
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997    1996
                                                                ------  ------
                                                                 (DOLLARS IN
                                                                 THOUSANDS,
                                                                 EXCEPT PER
                                                                 SHARE DATA)
Interest income:
  Loans, including fees........................................ $1,473  $1,800
  Securities held-to-maturity..................................    287     --
  Securities available-for-sale................................     85     282
  Federal funds sold and securities purchased under agreements
   to resell...................................................    170     263
                                                                ------  ------
      Total interest income....................................  2,015   2,345
Interest expense:
  Interest-bearing demand......................................     19      19
  Money market and savings.....................................    139     174
  Time certificates of deposit:
    $100,000 and over..........................................    109     128
    Under $100,000.............................................    437     563
                                                                ------  ------
      Total interest expense on deposits.......................    704     884
  Federal funds purchased and securities sold under agreements
   to repurchase...............................................      7       8
                                                                ------  ------
      Total interest expense...................................    711     892
                                                                ------  ------
      Net interest income......................................  1,304   1,453
Provision for credit losses....................................    --      --
                                                                ------  ------
      Net interest income after provision for loan losses......  1,304   1,453
Other operating income (loss):
  Loss on sale of securities available-for-sale................      0      (1)
  International services.......................................     23      42
  Investment services..........................................      5      29
  Deposit-related and other customer services..................     90      98
                                                                ------  ------
      Total other operating income.............................    118     168
Other operating expenses:
  Salaries and related benefits................................    725     692
  Net occupancy................................................    209     192
  Furniture and equipment......................................     58      85
  Printing and communications..................................     64      62
  Insurance and regulatory assessments.........................    131     166
  Customer services............................................    125     140
  Computer data processing.....................................     84      95
  Legal services...............................................     65      77
  Other professional services..................................     50     191
  Promotion....................................................     24      23
  Other real estate owned expenses.............................      6       7
  Other expenses...............................................     16      27
                                                                ------  ------
      Total other operating expenses...........................  1,557   1,757
                                                                ------  ------
      Loss before provision for income taxes...................   (135)   (136)
Provision for income taxes.....................................    --      --
                                                                ------  ------
      Net loss................................................. $ (135) $ (136)
                                                                ======  ======
      Net loss per share....................................... $(0.04) $(0.04)
                                                                ======  ======

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    THREE-MONTH PERIOD ENDED MARCH 31, 1997
                                  (UNAUDITED)

                                                                NET
                                                             UNREALIZED
                                                              LOSS ON
                                 COMMON STOCK                SECURITIES
                               ----------------- ACCUMULATED AVAILABLE-
                                SHARES   AMOUNT    DEFICIT    FOR-SALE  TOTAL
                               --------- ------- ----------- ---------- ------
                                           (DOLLARS IN THOUSANDS)
Balance at January 1, 1997.... 3,078,146 $24,614  $(19,693)    $ (76)   $4,845
  Net unrealized loss on
   securities available-for-
   sale.......................       --      --        --        (38)      (38)
  Net loss....................       --      --       (135)      --       (135)
                               --------- -------  --------     -----    ------
Balance at March 31, 1997..... 3,078,146 $24,614  $(19,828)    $(114)   $4,672
                               ========= =======  ========     =====    ======



          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                          1997         1996
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
Net cash flows from operating activities:
  Net loss............................................ $      (135) $     (136)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization.....................          44          60
    Net loss on securities available-for-sale.........         --            1
    Net accretion of discounts on securities held-to-
     maturity.........................................         (13)        --
    Net amortization of premiums (accretion of
     discounts) on securities available-for-sale......          (1)         18
    Net amortization of premiums (accretion of
     discounts) on loans purchased....................          (9)         13
    Decrease (increase) in accrued interest receivable
     and other assets.................................        (470)        123
    Increase in accrued interest payable and other
     liabilities......................................          56         363
                                                       -----------  ----------
      Net cash provided by (used in) operating
       activities.....................................        (528)        442
Cash flows from investing activities:
  Purchase of securities held-to-maturity.............      (4,971)        --
  Purchase of securities available-for-sale...........      (2,105)     (1,000)
  Proceeds from sales of securities available-for-
   sale...............................................       1,000         114
  Proceeds from repayments and maturities of securi-
   ties available-for-sale............................          70       1,438
  Net decrease in loans...............................       2,284       6,241
  Net purchases of premises and equipment.............         --           (9)
                                                       -----------  ----------
      Net cash provided by (used in) investing
       activities.....................................      (3,722)      6,784
Cash flows from financing activities:
  Net decrease in demand deposits, money market and
   savings accounts...................................        (195)     (3,698)
  Net decrease in time certificates of deposits.......      (6,496)     (2,307)
  Net increase (decrease) in securities sold under
   agreement to repurchase and
   federal funds purchased............................         160      (3,441)
                                                       -----------  ----------
      Net cash used in financing activities...........      (6,531)     (9,446)
                                                       -----------  ----------
Net decrease in cash and cash equivalents.............     (10,781)     (2,220)
Cash and cash equivalents, January 1..................      28,113      30,272
                                                       -----------  ----------
Cash and cash equivalents, March 31................... $    17,332  $   28,052
                                                       ===========  ==========
Supplemental cash flow information:
  Cash paid for:
    Interest.......................................... $       693  $      901
    Income taxes...................................... $       --   $      --
  Unrealized loss on securities available-for-sale.... $        38  $       68

     See accompanying notes to condensed consolidated financial statements.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

  The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank") both sometimes referred to as "Company". These unaudited financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. The results for the quarter ended March 31, 1997 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements included in the 1996 Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").

NOTE 2--LOSS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

  The Company's consolidated assets decreased during the first quarter of 1997. At March 31, 1997, the Company's consolidated assets decreased by $6.6 million or 6.1% to $102.8 million from $109.4 million at December 31, 1996. This decrease was due primarily to a $10.8 million decrease in cash and cash equivalents, $5.0 million increase in securities held-to-maturity, and a $2.3 million decrease in net loans. Consolidated assets decreased by $19.9 million, or 16.2%, from $122.7 million at March 31, 1996. This decrease was primarily the net result of a $14.6 million decrease in securities available-for-sale, a $14.7 million decrease in net loans and a $19.4 million increase in securities held-to-maturity. Customer deposits decreased by 6.4%, or $6.7 million to $97.2 million at March 31, 1997, from $103.9 million at December 31, 1996 and $17.1 million, or 14.9%, from $114.2 million at March 31, 1996.

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

  Total interest income for the quarter ended March 31, 1997 was $2.0 million compared to $2.3 million for the corresponding period of 1996. Total interest expense for the quarters ended March 31, 1997 and 1996 was $711,000 and $892,000, respectively. Net interest income for the quarters ended March 31, 1997 decreased to $1.3 million from $1.5 million for the quarter ended December 31, 1996. The reduction in loans, securities and customer deposits which caused a decrease in net interest income for the quarter ended March 31, 1997, is consistent with the Company's planned restructuring of the balance sheet.

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

          AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

                                                    THREE-MONTH PERIODS ENDED
                          --------------------------------------------------------------------------------
                               MARCH 31, 1997            DECEMBER 31, 1996           MARCH 31, 1996
                          -------------------------- -------------------------- --------------------------
                          AVERAGE                    AVERAGE                    AVERAGE
                          BALANCES  INTEREST AVERAGE BALANCES  INTEREST AVERAGE BALANCES  INTEREST AVERAGE
                          --------  INCOME/  YIELD/  --------  INCOME/  YIELD/  --------  INCOME/  YIELD/
                           AMOUNT   EXPENSE   RATE    AMOUNT   EXPENSE   RATE    AMOUNT   EXPENSE   RATE
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
                                                     (DOLLARS IN THOUSANDS)
Federal funds sold and
 securities purchased
 under agreements to
 resell.................  $ 12,993   $  170   5.31%  $ 22,867   $  304   5.29%  $ 20,090   $  263   5.27%
Securities held-to-
 maturity:
 U.S. Treasury and
  agency, corporate and
  other securities......    17,463      287   6.67%     3,531       62   6.98%       --       --     --
Securities available-
 for-sale:
 U.S. Treasury and
  agency, corporate and
  other securities......     6,081       85   5.67%    10,263      133   5.16%    19,908      282   5.70%
Loans(1)(2).............    61,599    1,473   9.70%    63,408    1,564   9.81%    77,778    1,800   9.31%
                          --------   ------          --------   ------          --------   ------
 Total earning assets...  $ 98,136   $2,015   8.33%  $100,069   $2,063   8.20%  $117,776   $2,345   8.01%
                                     ------                     ------                     ------
Nonearning assets:
 Cash and due from
  banks--demand.........     4,736                      5,226                      6,990
 Other assets...........     3,199                      2,868                      2,889
 Allowance for credit
  losses................    (2,976)                    (3,034)                    (3,823)
                          --------                   --------                   --------
 Total assets...........  $103,095                   $105,130                   $123,832
                          ========                   ========                   ========
Liabilities and
 shareholder's equity:
Interest-bearing
 deposits:
 Demand.................  $  6,078   $   19   1.27%  $  5,133   $   17   1.32%  $  6,064   $   19   1.26%
 Money market and
  savings...............    19,463      139   2.90%    21,453      158   2.93%    23,571      174   2.97%
 Time certificates of
  deposit:
 $100,000 or more.......     8,081      109   5.47%     7,269       99   5.42%     8,345      128   6.17%
 Under $100,000.........    30,353      437   5.84%    27,673      412   5.92%    38,590      563   5.87%
                          --------   ------          --------   ------          --------   ------
 Total time certificates
  of deposit............    38,434      546   5.76%    34,942      511   5.82%    46,935      691   5.92%
                          --------   ------          --------   ------          --------   ------
 Total interest-bearing
  deposits..............    63,975      704   4.46%    61,528      686   4.44%    76,570      884   4.64%
Federal funds purchased
 and securities sold
 under agreement to
 repurchase.............       131        1   3.10%       357        2   2.23%     1,344        8   2.39%
Other short-term
 borrowings.............       505        6   4.82%       --       --     --         --       --     --
                          --------   ------          --------   ------          --------   ------
 Total interest-bearing
  liabilities...........  $ 64,611   $  711   4.46%  $ 61,885   $  688   4.42%  $ 77,914   $  892   4.60%
                                     ------                     ------                     ------
Noninterest-bearing
 liabilities:
 Noninterest-bearing
  demand deposits.......    32,844                     36,600                     38,579
 Other liabilities......       768                      1,699                      1,112
Shareholders' equity....     4,872                      4,946                      6,227
                          --------                   --------                   --------
 Total liabilities and
  shareholders' equity..  $103,095                   $105,130                   $123,832
                          ========                   ========                   ========
Net interest income
 (spread)...............             $1,304   3.86%             $1,375   3.78%             $1,453   3.40%
                                     ======   ====              ======   ====              ======   ====
Excess of earning assets
 over interest-bearing
 liabilities(2).........  $ 33,525                   $ 38,183                   $ 39,862
                          ========                   ========                   ========
Net yield on earning
 assets.................                      5.39%                      5.47%                      4.96%
                                              ====                       ====                       ====
Loans as a percent of
 total deposits ("loan-
 to-deposit ratio").....      63.6%                      64.6%                      67.5%
                          ========                   ========                   ========

-------
(1)Average balances of loans outstanding include all nonperforming loans.
(2) Included in interest income on loans are net loan origination fees (costs), representing an adjustment to yield, amounting to $21,000, $5,300 and $(8,400) for the three-month periods ended March 31, 1997, December 31, 1996, and March 31, 1996, respectively.

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

  The average balance of noninterest-bearing deposits for the quarter ended March 31, 1997 decreased to $32.8 million from $36.6 million for the quarter ended December 31, 1996 and from $38.6 million for the quarter ended March 31, 1996. The average balance of noninterest-bearing deposits as a percentage of total deposits decreased to 33.7% at March 31, 1997, as compared with 37.2% and 33.1% at December 31, 1996 and March 31, 1996, respectively.

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

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

 LOAN PORTFOLIO COMPOSITION AND ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                          DECEMBER 31,
                                        MARCH 31,    --------------------------
                                          1997          1996          1995
                                       ------------  ------------  ------------
                                             (DOLLARS IN THOUSANDS)
Loan Portfolio Composition:
  Real estate construction and land
   development.......................  $ 3,394    6% $ 3,441    5% $ 4,185    5%
  Commercial loans:
    Secured by one to four family
     residential properties..........    6,062   10%   6,233   11%   9,637   12%
    Secured by multifamily
     residential properties..........    2,869    5%   2,879    5%   2,876    3%
    Secured by commercial real
     properties......................   25,654   43%  26,629   42%  28,734   35%
    Other--secured and unsecured.....   15,154   25%  16,508   26%  27,393   33%
  Home equity lines of credit........      462    1%     581    1%   3,983    5%
  Consumer installment and unsecured
   loans to individuals..............    6,602   10%   6,545   10%   5,435    7%
                                       -------  ---  -------  ---  -------  ---
Gross loans outstanding..............  $60,197  100% $62,816  100% $82,243  100%
  Deferred net loan origination fees,
   purchased loan discount and gains
   on termination of interest rate
   hedging contracts.................     (248)         (269)         (231)
                                       -------       -------       -------
  Loans receivable...................  $59,949       $62,547       $82,012
                                       =======       =======       =======
Allocation of the allowance for
 credit losses:
  Real estate construction and land
   development.......................  $    64       $    42       $    11
  Commercial loans:
    Secured by one to four family
     residential properties..........      231           479           205
    Secured by multifamily
     residential properties..........       54            41            25
    Secured by commercial real
     properties......................      738           590           454
    Other--secured and unsecured.....    1,332         1,642         2,521
  Home equity lines of credit........       12            13            64
  Consumer installment and unsecured
   loans to individuals..............      214           161           523
                                       -------       -------       -------
    Allowance allocable to loans
     receivable......................    2,645         2,968         3,803
  Commitments to extend credit under
   standby and commercial letters of
   credit............................        1             1             2
                                       -------       -------       -------
  Total allowance for credit losses..  $ 2,646       $ 2,969       $ 3,805
                                       =======       =======       =======
Allowance for credit losses allocable
 as a percent of loans receivable....     4.41%         4.75%         4.64%
                                       =======       =======       =======

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

NONPERFORMING ASSETS

                             NONPERFORMING ASSETS

                                                             DECEMBER 31,
                                                   MARCH 31, --------------
                                                     1997     1996    1995
                                                   --------- ------  ------
                                                   (DOLLARS IN THOUSANDS)
Nonaccrual loans.................................   $  871   $  928  $  573
Troubled debt restructurings.....................    5,004    5,016   5,167
Loans contractually past due 90 days or more with
 respect to either principal or interest and
 still accruing interest.........................       14      300     221
                                                    ------   ------  ------
  Nonperforming loans............................    5,889    6,244   5,961
Other real estate owned..........................      519      556     581
                                                    ------   ------  ------
Total nonperforming assets.......................   $6,408   $6,800  $6,542
                                                    ======   ======  ======
Allowance for loan losses as a percent of
 nonaccrual loans................................    303.8%   319.9%  664.0%
                                                    ======   ======  ======
Allowance for loan losses as a percent of
 nonperforming loans.............................     44.9%    47.5%   63.8%
                                                    ======   ======  ======
Total nonperforming assets as a percent of loans
 receivable......................................     10.7%    10.9%    8.0%
                                                    ======   ======  ======
Total nonperforming assets as a percent of total
 shareholders' equity............................    137.2%   140.4%  108.8%
                                                    ======   ======  ======

  The level of nonperforming assets, as presented in Table 3, decreased $400,000 during the first quarter of 1997 to $6.4 million from $6.8 million at December 31, 1996. Included in nonperforming assets is other real estate owned of $519,000 and $556,000 at March 31, 1997 and December 31, 1996,
respectively.

  Nonaccrual loans decreased $57,000 during the first quarter of 1997 to $871,000 as compared with $928,000 at December 31, 1996 and $1.9 million at March 31, 1996. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

  Troubled debt restructurings ("TDR") represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. TDRs totaled $5.0 million at March 31, 1997 and December 31, 1996, compared with $5.2 at March 31, 1996. Included in TDRs is one loan with a balance of $4.9 million that is secured by a first deed of trust on a single family residence which, as of December 31, 1996, had an appraised value of $10 million.

  Loan delinquencies greater than 30 days past due increased to $2.5 million or 4.2% of loans receivable at March 31, 1997 from $2.3 million or 3.7% of loans receivable at December 31, 1996. Loans contractually past due 90 days or more and still accruing interest decreased to $14,000 at March 31, 1997 from $300,000 at December 31, 1996.

            ANALYSIS OF CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

                                                  THREE-MONTH PERIODS ENDED
                                               --------------------------------
                                               MARCH 31, DECEMBER 31, MARCH 31,
                                                 1997        1996       1996
                                               --------- ------------ ---------
                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period................  $2,969      $3,052     $3,805
Loans charged-off:
  Real estate construction and land
   development................................     --          --         --
  Commercial loans:
    Secured by one to four family residential
     properties...............................     204         --         --
    Secured by multifamily residential
     properties...............................     --          --         --
    Secured by commercial real properties.....      52         --         --
    Other--secured and unsecured..............     159          16         54
  Home equity lines of credit.................     --          --         --
  Consumer installment and unsecured loans to
   individuals................................      34          94        --
                                                ------      ------     ------
    Total loan charge-offs....................     449         110         54
Recoveries of loans previously charged-off:
  Real estate construction and land
   development................................     --          --         --
  Commercial loans:
    Secured by one to four family residential
     properties...............................     --          --           1
    Secured by multifamily residential
     properties...............................     --          --         --
    Secured by commercial real properties.....     --          --         --
    Other--secured and unsecured..............     119          22         75
  Home equity lines of credit.................     --          --         --
  Consumer installment and unsecured loans to
   individuals................................       7           5         10
                                                ------      ------     ------
    Total recoveries of loans previously
     charged-off..............................     126          27         86
                                                ------      ------     ------
Net loan charge-offs (recoveries).............     323          83        (32)
Provision for loan losses.....................     --          --         --
                                                ------      ------     ------
Balance at end of period......................  $2,646      $2,969     $3,837
                                                ======      ======     ======

  Loan charged-offs were $449,000 for the first quarter, as compared with $54,000 for the corresponding period in 1996. Recoveries of loans previously charged-off totaled $126,000 for the first quarter, as compared with $86,000 during the first quarter of 1996.

  The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") considers a loan impaired when, based on current information and events, it is probable a creditor will be unable to collect all amounts contractually due under a loan agreement. Due to the size and nature of the Bank's loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis.

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

   INTEREST RATE MATURITIES OF ASSETS AND FUNDING SOURCES AT MARCH 31, 1997

                                                    1997
                                      AMOUNTS MATURING OR REPRICING IN
                          -----------------------------------------------------------
                                     AFTER
                           LESS      THREE    AFTER ONE
                           THAN      MONTHS      YEAR
                           THREE   BUT WITHIN BUT WITHIN  AFTER   NOT RATE
                          MONTHS    ONE YEAR   5 YEARS   5 YEARS  SENSITIVE   TOTAL
                          -------  ---------- ---------- -------  ---------  --------
                                           (DOLLARS IN THOUSANDS)
        ASSETS:
        -------
Federal Funds sold and
 securities purchased
 under agreements to
 resell.................  $12,400   $   --     $   --    $   --   $    --    $ 12,400
Securities held-to-
 maturity...............      --        984     18,395       --        --      19,379
Securities held-for-
 sale...................    2,000       --         --      2,895       --       4,895
Federal Reserve Bank and
 other stock............      --        --         --        338       --         338
Loans receivable........   34,173    19,514      4,028     2,234       --      59,949
                          -------   -------    -------   -------  --------   --------
  Total earning assets..   48,573    20,498     22,423     5,467       --      96,961
Non-earning assets
Cash and due from banks.      --        --         --        --      4,932      4,932
Other real estate owned.      --        --         --        --        519        519
All other assets........      --        --         --        --      3,002      3,002
Allowance for credit
 losses.................      --        --         --        --     (2,646)    (2,646)
                          -------   -------    -------   -------  --------   --------
  Total assets..........   48,573    20,498     22,423     5,467     5,807    102,768
    LIABILITIES AND
 SHAREHOLDERS' EQUITY:
 ---------------------
Interest-bearing
 Deposits:
  Interest-bearing
   demand, money market
   and savings..........   27,890       --         --        --        --      27,890
  Time certificates of
   deposit..............    7,124    20,958      6,070       --        --      34,152
Federal funds purchased
 and securities sold
 under agreements to
 repurchase.............      160       --         --        --        --         160
                          -------   -------    -------   -------  --------   --------
  Total Interest-bearing
   liabilities..........   35,174    20,958      6,070       --        --      62,202
                          -------   -------    -------   -------  --------   --------
Noninterest-bearing
 liabilities:
    Noninterest-bearing
     deposits...........      --        --         --        --     35,121     35,121
    Other liabilities...      --        --         --        --        773        773
    Shareholders'
     equity.............      --        --         --        --      4,672      4,672
                          -------   -------    -------   -------  --------   --------
Total liabilities and
 shareholders' equity...   35,174    20,958      6,070       --     40,566    102,768
                          -------   -------    -------   -------  --------   --------
Interest rate-
 sensitivity gap........   13,399      (460)    16,353     5,467   (34,759)       --
                          =======   =======    =======   =======  ========   ========
Cumulative interest
 rate-sensitivity gap...  $13,399   $12,939    $29,292   $34,759       --         --
                          =======   =======    =======   =======  ========   ========
Cumulative rate
 sensitivity gap as a
 percent of cumulative
 earning assets.........       28%       19%        32%       36%
                          =======   =======    =======   =======

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

                               CAPITAL RESOURCES

REGULATORY CAPITAL REQUIREMENTS AND REGULATORY AGREEMENTS

                  SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

                                  MARCH 31, 1997                  DECEMBER 31, 1996
                          -------------------------------   -------------------------------
                              COMPANY          BANK            COMPANY           BANK
                          --------------- ---------------   --------------  ---------------
                           AMOUNT  ASSETS  AMOUNT   RATIO    AMOUNT  RATIO   AMOUNT   RATIO
                          -------- ------ --------  -----   -------- -----  --------  -----
                                   (UNAUDITED)
                                             (DOLLARS IN THOUSANDS)
Risk-based
 capital(1)(3):
  Tier 1 capital........  $  4,786  7.11% $  4,775   7.10 % $  4,921 6.96%  $  4,911   6.95 %
  Tier 1 capital minimum
   requirement..........     2,692  4.00%    6,729  10.00 %    2,828 4.00%     7,071  10.00 %
                          --------  ----  --------  -----   -------- ----   --------  -----
    Excess (Deficiency).  $  2,094  3.11% $ (1,954) (2.90)% $  2,093 2.96%  $ (2,160) (3.05)%
                          ========  ====  ========  =====   ======== ====   ========  =====
  Total capital.........  $  5,649  8.39% $  5,638   8.38 % $  5,831 8.25%  $  5,820   8.24 %
  Total capital minimum
   requirement..........     5,383  8.00%    5,383   8.00 %    5,657 8.00%     5,657   8.00 %
                          --------  ----  --------  -----   -------- ----   --------  -----
    Excess..............  $    266  0.39% $    255   0.38 % $    174 0.25%  $    163   0.24 %
                          ========  ====  ========  =====   ======== ====   ========  =====
Total risk-weighted
 assets.................  $ 67,291        $ 67,291          $ 70,710        $ 70,710
Capital Leverage
 Ratio(1)(2)(3):
  Tier 1 capital........  $  4,786  4.64% $  4,775   4.63 % $  4,921 4.68%  $  4,911   4.67 %
  Tier 1 capital minimum
   requirement..........     4,127  4.00%    6,706   6.50 %    4,210 4.00%     6,841   6.50 %
                          --------  ----  --------  -----   -------- ----   --------  -----
    Excess (Deficiency).  $    659  0.64% $ (1,931) (1.87)% $    711 0.68%  $ (1,930) (1.83)%
                          ========  ====  ========  =====   ======== ====   ========  =====
Average total assets, as
 adjusted, during three-
 month periods ended
 March 31, 1997 and
 December 31, 1996......  $103,174        $103,174          $105,249        $105,249

--------
(1) The Bank's minimum Tier 1 risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.
(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at March 31, 1997 and December 31, 1996 to average total assets during the respective three-month periods then ended.
(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet as a result of implementing Statement of Financial Accounting Standards No. 115.

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

FUTURE EFFECTS OF AGREEMENT ON DIVIDENDS

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

PLANS TO RAISE ADDITIONAL CAPITAL

  On February 10, 1997, the Company filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-2 pursuant to the Securities Act of 1933, as amended, with respect to a proposed rights offering (the "Public Offering") to its shareholders and certain qualified investors (the "Standby Purchasers"). The Commission declared the Registration Statement effective on May 13, 1997. The Public Offering provides for the purchase of a minimum of $2.5 million to a maximum of $8.0 million of 6.5% non cumulative convertible preferred stock ("Preferred Stock") with a $10.00 stated value, for a subscription price of $1.10 per share ($10.00 after giving effect to the Company's proposed 9.09 to 1 reverse stock split). In connection with the Public Offering, the Company has entered into purchase agreements with the Standby Purchasers pursuant to which the Standby Purchasers have agreed to purchase between $1.0 million and $2.5 million of Preferred Stock. The maximum available to the Standby Purchasers is subject to a reduction based on the level of shareholder participation.

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

  The Company has only limited expenses at the present time and has no ability to fund the Bank's cash needs. In order to meet the Bank's cash needs the Bank must demonstrate the ability to produce a consistent level of adequate earnings. The Bank's ability to establish adequate earnings is dependent primarily on augmenting capital sufficient to support growth of its asset base. See "Capital Resources--Plans to Raise Capital."

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

                   FUNDING COMPOSITION AND LIQUIDITY TRENDS
                        (BALANCES ARE PERIOD AVERAGES)

                                              THREE-MONTH PERIOD ENDED
                          --------------------------------------------------------------------------
                           MARCH 31,    DECEMBER 31,    SEPTEMBER 30,     JUNE 30,      MARCH 31,
                             1997           1996            1996            1996           1996
                          ------------  ---------------------------------------------  -------------
                                               (DOLLARS IN THOUSANDS)
Noninterest-bearing
 demand deposits:
 Real estate title and
  escrow company
  customers.............  $ 7,947    8% $  8,419     9% $  8,506     9% $ 11,809   11% $  8,385    7%
 All other noninterest-
  bearing demand........   24,897   26%   28,181    29%   25,458    25%   25,149   24%   30,194   26%
Interest-bearing demand,
 money market and
 savings................   25,541   26%   26,587    27%   27,326    27%   26,389   25%   29,635   25%
Time certificates of
 deposit:
 Money desk operation...   26,359   27%   22,729    23%   24,939    25%   28,030   26%   32,358   28%
 All other:
   $100,000 or more.....    5,819    6%    5,487     5%    4,865     5%    5,167    5%    5,688    5%
   Under $100,000.......    6,256    7%    6,726     7%    7,442     8%    8,290    8%    8,889    8%
                          -------  ---  --------  ----  --------  ----  --------  ---  --------  ---
     Total time
      certificates of
      deposit...........  $38,434   40% $ 34,942    35% $ 37,246    38% $ 41,487   39% $ 46,935   41%
                          -------  ---  --------  ----  --------  ----  --------  ---  --------  ---
      Total deposits....   96,819  100%   98,129   100%   98,536    99%  104,834   99%  115,149   99%
Securities sold under
 agreements to
 repurchase.............      131    0%      357     0%    1,346     1%    1,517    1%    1,344    1%
                          -------  ---  --------  ----  --------  ----  --------  ---  --------  ---
      Total funding
       liabilities......  $96,950  100% $ 98,486   100% $ 99,882   100% $106,351  100% $116,493  100%
                          =======  ===  ========  ====  ========  ====  ========  ===  ========  ===
Average loan-to-deposit
 ratio..................     63.6%          64.6%           67.8%           68.7%          67.5%
                          -------       --------        --------        --------       --------
Period-end pledged
 securities ratio.......     21.7%          21.5%           61.3%           61.7%          57.6%
                          =======       ========        ========        ========       ========

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

  Economic conditions. The Company's results are strongly influenced by general economic conditions in its market area, Southern California, and a deterioration in these conditions could have a material adverse impact on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate and entertainment industries may affect the Company's performance. Although, a significant percentage of the Company's loan portfolio continues to be unsecured or collateralized by real property, the prolonged effects of the Southern California economic recession and depressed residential and commercial real estate values may continue to adversely impact the financial condition and liquidity of the Company's borrowing customers. As such, the Company may continue to experience high levels of, or further increases in, nonperforming loans, provisions for credit losses and charge-offs of nonperforming loans.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None.

ITEM 2. CHANGES IN SECURITIES

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

    Ex27  Financial Data Schedule.

  (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               National Mercantile Bancorp
                                                      (Registrant)

 May 15, 1997  /s/ Howard P. Ladd
               ____________________________________
               Howard P. Ladd
               Chief Executive Officer

 May 15, 1997  /s/ Joseph W. Kiley III
               ____________________________________
               Joseph W. Kiley III
               Chief Financial Officer