Form 10-Q
period 1997-06-30
NATIONAL MERCANTILE BANCORP
filed 1997-08-14
CIK 714801

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the transition period from   N/A   to
                                              -------    -------

                        COMMISSION FILE NUMBER: 0-15982

                          NATIONAL MERCANTILE BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     95-3819685
        (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

1840 CENTURY PARK EAST, LOS ANGELES, CALIFORNIA                     90067
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

  The number of shares outstanding of the registrant's Common Stock, no par value, as of August 1, 1997 was 338,630.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                                     PAGE(S) IN
                                                                     FORM 10-Q
                                                                     ----------
PART I--FINANCIAL INFORMATION
    Item 1. FINANCIAL STATEMENTS....................................     3-8

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................  9-22

PART II--OTHER INFORMATION
    Item 1. LEGAL PROCEEDINGS.......................................      23

    Item 2. CHANGES IN SECURITIES...................................      23

    Item 3. DEFAULTS UPON SENIOR SECURITIES.........................      23

    Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....      23

    Item 5. OTHER INFORMATION.......................................      23

    Item 6. EXHIBITS AND REPORTS ON FORM 8-K........................      23

SIGNATURES..........................................................      24

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                       ----------- ------------
                                                       (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS)
                        ASSETS
                        ------
Cash and due from banks--demand.......................  $  4,325     $  5,113
Federal funds sold and securities purchased under
 agreements to resell.................................    20,300       23,000
                                                        --------     --------
  Cash and cash equivalents...........................    24,625       28,113
Securities available-for-sale, at fair value;
 aggregate amortized cost of $2,927 at
 June 30, 1997 and $4,078 at December 31, 1996........     2,850        4,002
Securities held-to-maturity, at amortized cost;
 aggregate market value of $19,348 at June 30, 1997
 and $14,355 at December 31, 1996.....................    19,392       14,395
Federal Reserve Bank and other stock..................       338          233
Loans receivable......................................    59,560       62,547
Allowance for credit losses...........................    (2,546)      (2,969)
                                                        --------     --------
  Net loans receivable................................    57,014       59,578
Premises and equipment, net...........................       861          943
Other real estate owned...............................       517          556
Accrued interest receivable and other assets..........     1,365        1,596
                                                        --------     --------
                                                        $106,962     $109,416
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Deposits:
  Noninterest-bearing demand..........................  $ 32,188     $ 34,752
  Interest-bearing demand.............................     9,499        7,292
  Money market accounts...............................    15,052       15,512
  Savings.............................................     3,651        5,650
  Time certificates of deposit:
    $100,000 and over.................................     6,244        9,214
    Under $100,000....................................    26,666       31,434
                                                        --------     --------
      Total deposits..................................    93,300      103,854
Securities sold under agreements to repurchase........        61          --
Accrued interest payable and other liabilities........     1,619          717
                                                        --------     --------
      Total liabilities...............................    94,980      104,571
Shareholders' equity:
  6.5% noncumulative convertible preferred stock, $10
   stated value, authorized 1,000,000 shares, issued
   and outstanding 900,000 and 0 at
   June 30, 1997 and December 31, 1996, respectively .     7,350          --
  Common stock, no par value; authorized 10,000,000
   shares; issued and outstanding 338,630 at June 30,
   1997 and December 31, 1996.........................    24,614       24,614
  Accumulated deficit.................................   (19,905)     (19,693)
  Net unrealized loss on securities available-for-
   sale...............................................       (77)         (76)
                                                        --------     --------
      Total shareholders' equity......................    11,982        4,845
                                                        --------     --------
                                                        $106,962     $109,416
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                               THREE MONTHS      SIX MONTHS
                                              ENDED JUNE 30,   ENDED JUNE 30,
                                              ---------------  ---------------
                                               1997    1996     1997    1996
                                              ------  -------  ------  -------
                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                     PER SHARE DATA)
Interest income:
  Loans, including fees...................... $1,477  $ 1,730  $2,950  $ 3,530
  Securities held-to-maturity................    323      --      610      --
  Securities available-for-sale..............     46      278     131      560
  Federal funds sold and securities purchased
   under agreements to resell................    150      220     320      483
                                              ------  -------  ------  -------
      Total interest income..................  1,996    2,228   4,011    4,573
Interest expense:
  Interest-bearing demand....................     27       16      46       35
  Money market and savings...................    133      155     272      329
  Time certificates of deposit:
    $100,000 and over........................     74       97     183      225
    Under $100,000...........................    413      504     850    1,067
                                              ------  -------  ------  -------
      Total interest expense on deposits.....    647      772   1,351    1,656
  Federal funds purchased and securities sold
   under agreements to repurchase............      7        9      14       17
                                              ------  -------  ------  -------
      Total interest expense.................    654      781   1,365    1,673
                                              ------  -------  ------  -------
      Net interest income....................  1,342    1,447   2,646    2,900
Provision for credit losses..................    --       --      --       --
                                              ------  -------  ------  -------
      Net interest income after provision for
       credit losses . . ....................  1,342    1,447   2,646    2,900
Other operating income:
  Loss on sale of securities available-for-
   sale......................................    --       --      --        (1)
  International services.....................     29       21      52       63
  Investment services........................      5       26      10       55
  Deposit-related and other customer
   services..................................     76       69     166      167
                                              ------  -------  ------  -------
      Total other operating income...........    110      116     228      284
Other operating expenses:
  Salaries and related benefits..............    733      557   1,458    1,249
  Net occupancy..............................    206      188     415      380
  Furniture and equipment....................     47       82     105      167
  Printing and communications................     54       49     118      111
  Insurance and regulatory assessments.......    139      161     270      327
  Customer services..........................    105      162     230      302
  Computer data processing...................     73       87     157      182
  Legal services and settlements.............     59    1,180     124    1,257
  Other professional services................     57      287     107      478
  Promotion..................................     27       41      51       64
  Other real estate owned expenses...........      5       13      11       20
  Other expenses.............................     24       32      40       59
                                              ------  -------  ------  -------
      Total other operating expenses.........  1,529    2,839   3,086    4,596
                                              ------  -------  ------  -------
      Loss before provision for income taxes
       (benefit).............................    (77)  (1,276)   (212)  (1,412)
Provision for income taxes (benefit).........    --      (579)    --      (579)
                                              ------  -------  ------  -------
      Net loss............................... $  (77) $  (697) $ (212) $  (833)
                                              ======  =======  ======  =======
      Net loss applicable to common stock.... $(0.23) $ (2.06) $(0.63) $ (2.46)
                                              ======  =======  ======  =======

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                      SIX-MONTH PERIOD ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                                                       NET
                                                                    UNREALIZED
                           PREFERRED                                 LOSS ON
                             STOCK       COMMON STOCK               SECURITIES
                         -------------- --------------- ACCUMULATED AVAILABLE-
                         SHARES  AMOUNT SHARES  AMOUNT    DEFICIT    FOR-SALE   TOTAL
                         ------- ------ ------- ------- ----------- ---------- -------
                                (DOLLARS IN THOUSANDS EXCEPT NUMBER OF SHARES)
Balance at January 1,
 1997...................     --  $  --  338,630 $24,614  $(19,693)     $(76)   $ 4,845
  Increase in net
   unrealized loss on
   securities available
   for sale.............     --     --      --      --        --        (1)         (1)
  Net loss..............     --     --      --      --      (212)       --        (212)
  Issuance of 6.5%
   noncumulative
   convertible preferred
   stock, $10 stated
   value, net........... 900,000  7,350     --      --        --        --       7,350
                         ------- ------ ------- -------  --------      ----    -------
Balance at June 30,
 1997................... 900,000 $7,350 338,630 $24,614  $(19,905)     $(77)   $11,982
                         ======= ====== ======= =======  ========      ====    =======



          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997         1996
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Net cash flows from operating activities:
  Net loss........................................... $      (212) $      (833)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization....................          89           98
    Net loss on securities available-for-sale........         --             1
    Net accretion of discounts on securities held-to-
     maturity........................................          (2)         --
    Net amortization of premiums (accretion of
     discounts) on securities available-for-sale.....         (26)          36
    Net amortization of premiums (accretion of
     discounts) on loans purchased...................         (18)          27
    Decrease (increase) in accrued interest
     receivable and other assets.....................         270         (185)
    Increase in accrued interest payable and other
     liabilities.....................................         902        1,013
                                                      -----------  -----------
      Net cash provided by operating activities.. . .
       . . . .                                              1,003          157
Cash flows from investing activities:
  Purchase of securities held-to-maturity............      (4,971)         --
  Purchase of securities available-for-sale..........        (105)      (1,000)
  Proceeds from sales of securities available-for-
   sale..............................................       1,000          114
  Proceeds from repayments and maturities of securi-
   ties available-for-sale...........................         153        1,959
  Net decrease in loans..............................       2,582       11,966
  Net purchases of premises and equipment............          (7)         (10)
                                                      -----------  -----------
      Net cash provided by (used in) investing
       activities....................................      (1,348)      13,029
Cash flows from financing activities:
  Net decrease in demand deposits, money market and
   savings accounts..................................      (2,816)     (12,268)
  Net decrease in time certificates of deposits......      (7,738)      (7,480)
  Net increase (decrease) in securities sold under
   agreement to repurchase and
   federal funds purchased...........................          61       (3,396)
  Net proceeds from issuance of 900,000 shares of
   preferred stock...................................       7,350          --
                                                      -----------  -----------
      Net cash used in financing activities..........      (3,143)     (23,144)
                                                      -----------  -----------
Net decrease in cash and cash equivalents............      (3,488)      (9,958)
Cash and cash equivalents, January 1.................      28,113       30,272
                                                      -----------  -----------
Cash and cash equivalents, June 30................... $    24,625  $    20,314
                                                      ===========  ===========
Supplemental cash flow information:
  Cash paid for interest............................. $     1,347  $     1,686
  Increase in unrealized loss on securities
   available-for-sale................................ $         1  $       108

          See accompanying notes to consolidated financial statements.

                  NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

  The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank") both sometimes referred to as "Company". These unaudited consolidated financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for the periods presented. The results for the quarter ended June 30, 1997 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the 1996 Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").

NOTE 2--LOSS PER SHARE

  Loss per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the quarters ended June 30, 1997 and 1996 was 338,630, after giving effect for the 9.09 to 1 reverse stock split effective June 20, 1997. Accordingly, all periods presented were restated for the reverse stock split.

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

  In February 1997, this Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The objective of SFAS No. 128 is to simplify the computation of EPS and to make the U.S. standard for computing EPS more compatible with the standards of other countries. SFAS No. 128 eliminates both "primary" and "fully diluted" EPS, and requires the computation and disclosures of "basic" EPS and "diluted" EPS. SFAS No. 128 shall be effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. The Company's analysis of SFAS No. 128 concluded that its adoption would have no impact on the EPS disclosures contained herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  National Mercantile Bancorp (the "Company") is the holding company for Mercantile National Bank (the "Bank"). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

FINANCIAL CONDITION

  The Company's consolidated assets increased during the second quarter of 1997. At June 30, 1997, the Company's consolidated assets increased by $4.2 million or 4.1% to $106.9 million from $102.8 million at March 31, 1997. The increase was primarily due to an increase in cash and cash equivalents by $7.5 million primarily as a result of the net proceeds received from the issuance of 900,000 shares of 6.5% noncumulative convertible preferred stock. ("PREFERRED STOCK")

  At June 30, 1997, the Company's consolidated assets decreased by $2.5 million or 2.3% to $106.9 million from $109.4 million at December 31, 1996. This decrease was due primarily to a $3.5 million decrease in cash and cash equivalents, $1.2 million decrease in securities available-for-sale, $5.0 million increase in securities held-to-maturity and a $2.6 million decrease in net loans receivable. Consolidated assets decreased by $2.0 million, or 1.8%, from $108.9 million at June 30, 1996. This decrease was primarily the net result of a $4.3 million increase in cash and cash equivalents, a $16.1 million decrease in securities available-for-sale, $19.4 million increase in securities held-to-maturity and a $9.2 million decrease in net loans receivable. Customer deposits decreased by 10.2%, or $10.6 million to $93.3 million at June 30, 1997 from $103.9 million at December 31, 1996 and $7.2 million, or 7.2% from $100.5 million at June 30, 1996.

  Securities increased to $22.6 million at June 30, 1997 from $18.6 million at December 31, 1996, and $19.2 million at June 30, 1996. The increase was primarily due to the net purchase of $4.0 million of U.S. government-sponsored agency and Treasury securities. Net unrealized losses on securities available-for-sale at June 30, 1997 was $77,000, compared with $76,000 at December 31, 1996.

  At June 30, 1997, loans receivables outstanding decreased $3.2 million or 5.1%, to $59.6 million from $62.6 million at December 31, 1996. Loans secured by real estate comprised 63% and 64% of loans receivables at June 30, 1997 and December 31, 1996, respectively. The allowance for loan losses as a percentage of loans receivable decreased to 4.27% at June 30, 1997 from 4.75% at December 31, 1996, and 4.42% at June 30, 1996 due to loans charged-off of $100,000, net of recoveries of loans previously charged-off of $101,000 during the second quarter of 1997.

  The decline in total deposits of $10.6 million or 10.2%, to $93.3 million at June 30, 1997 from $103.9 million at December 31, 1996 is consistent with the Company's planned reduction of high cost time certificates of deposits.

OPERATING RESULTS

  The Company recorded a net loss for the three and six month periods ended June 30, 1997 of $77,000 or $0.23 per share, and $212,000 or $0.63 per share, respectively, compared with a net loss for the three and six month periods ended June 30, 1996 of $697,000 or $2.06 per share, and $833,000 or $2.46 per share, respectively, as set forth in the accompanying consolidated statement of operations.

  Total interest income for the three and six month periods ended June 30, 1997 was $2.0 million and $4.0 million, respectively, compared with total interest income for the corresponding periods of 1996 of $2.2 million and $4.6 million, respectively. Total interest expense for the three and six month periods ended June 30, 1997 was $654,000 and $1.4 million, respectively, compared with total interest expense for the corresponding periods in 1996 of $781,000 and $1.7 million, respectively. The reduction of loans and high cost time certificates of deposits, as well as the increase in securities held-to-maturity which caused a decrease in net interest income for the six month period ended June 30, 1997, is consistent with the Company's planned restructuring of the balance sheet and contributed to more positive operating results.

  Net interest income for the three and six month periods ended June 30, 1997 was $1.3 million and $2.6 million, respectively, compared with net interest income for the corresponding periods of 1996 of $1.4 million and $2.9 million, respectively.

  No provision was made for loan losses for the six month period ended June 30, 1997. Loans charged-off during the three month period ended June 30, 1997 were $201,000, compared with $449,000 during the previous quarter. Recoveries of loans previously charged-off totaled $101,000 during the three month period ended June 30, 1997, compared with $126,000 during the previous quarter. Each month the Company reviews the allowance for loan losses and makes provision as needed. As of June 30, 1997, the Company believes, based on its periodic analysis, the allowance for credit losses is adequate to absorb known as inherent risk in the loan portfolio.

  Other operating income decreased during the three and six month period ended June 30, 1997 to $110,000 and $228,000, respectively, from $116,000 and
$284,000, respectively, during the corresponding periods in 1996. The decrease was primarily due to volume reduction in investment and international services. The international services department was closed in December 1995, resulting in reduced letter of credit and foreign exchange functions.

  Other operating expense decreased during the three and six month periods ended June 30, 1997 by $310,000 or 16.9%, and $510,000 or 14.2% to $1.5
million and $3.1 million, respectively, from $1.8 million and $3.6 million, respectively, during the corresponding periods in 1996, excluding the legal settlement of $1.0 million during the second quarter of 1996. The reduction of $510,000 or 14.2% for the six month period ended June 30, 1997 was primarily due to decreases in insurance and regulatory assessments of $57,000, legal services of $133,000 and other professional services of $371,000, partially offset by an increase in salaries and related expenses of $209,000. These reductions are the result of management's continued effort to reduce the utilization of outside consultants through the addition of executive management and the streamlining of operating functions.

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

  The following table presents average balance sheet information for the Company, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities for periods indicated.

                                          SIX-MONTH PERIODS ENDED
                            ----------------------------------------------------
                                  JUNE 30, 1997             JUNE 30, 1996
                            ------------------------- --------------------------
                            AVERAGE                   AVERAGE
                            BALANCES INTEREST AVERAGE BALANCES  INTEREST AVERAGE
                            -------- INCOME/  YIELD/  --------  INCOME/  YIELD/
                             AMOUNT  EXPENSE   RATE    AMOUNT   EXPENSE   RATE
                            -------- -------- ------- --------  -------- -------
                                          (DOLLARS IN THOUSANDS)
Federal funds sold and
 securities purchased
 under agreements to
 resell...................  $ 11,941  $  320   5.40%  $ 18,594   $  483   5.22%
Securities held-to-
 maturity:
 U.S. Treasury and agency,
  corporate and other
  securities..............    18,430     610   6.67%       --       --     --
Securities available-for-
 sale:
 U.S. Treasury and agency,
  corporate and other
  securities..............     4,625     131   5.71%    19,907      560   5.66%
Loans(1)(2)...............    60,404   2,950   9.85%    74,890    3,530   9.48%
                            --------  ------          --------   ------
 Total earning assets.....    95,400   4,011   8.48%   113,391    4,573   8.11%
                                      ------                     ------
Nonearning assets:
 Cash and due from banks--
  demand..................     4,452                     6,450
 Other assets.............     3,735                     2,889
 Allowance for credit
  losses..................   (2,799)                    (3,774)
                            --------                  --------
 Total assets.............  $100,788                  $118,956
                            ========                  ========
Liabilities and
 shareholder's equity:
Interest-bearing deposits:
 Demand...................  $  7,365  $   46   1.26%  $  5,545   $   35   1.27%
 Money market and
  savings.................    18,917     272   2.90%    22,456      329   2.95%
 Time certificates of
  deposit:
 $100,000 or more.........     6,965     183   5.30%     7,902      225   5.73%
 Under $100,000...........    28,801     850   5.95%    36,310    1,067   5.91%
                            --------  ------          --------   ------
 Total time certificates
  of deposit..............    35,766   1,033   5.82%    44,212    1,292   5.88%
                            --------  ------          --------   ------
 Total interest-bearing
  deposits................    62,048   1,351   4.39%    72,213    1,656   4.61%
Federal funds purchased
 and securities sold under
 agreement to repurchase..       340       8   4.74%     1,431       17   2.39%
Other short-term
 borrowings...............       259       6   4.67%       --       --     --
                            --------  ------          --------   ------
 Total interest-bearing
  liabilities.............    62,647   1,365   4.39%    73,644    1,673   4.57%
                                      ------                     ------
Noninterest-bearing
 liabilities:
 Noninterest-bearing
  demand deposits.........    32,479                    37,765
 Other liabilities........       838                     1,385
Shareholders' equity......     4,824                     6,162
                            --------                  --------
 Total liabilities and
  shareholders' equity....  $100,788                  $118,956
                            ========                  ========
Net interest income
 (spread).................            $2,646   4.08%             $2,900   3.54%
                                      ======   ====              ======   ====
Excess of earning assets
 over interest-bearing
 liabilities..............  $ 32,753                  $ 39,747
                            ========                  ========
Net yield on earning
 assets(3)................                     5.59%                      5.14%
                                               ====                       ====

-------
(1) Average balances of loans outstanding include all nonperforming loans.
(2) Included in interest income on loans are net loan origination fees (costs), representing an adjustment to yield, amounting to $42,000 and $(1,000) for the six-month periods ended June 30, 1997, June 30, 1996, respectively.
(3) Computed on a tax equivalent basis. If customer service expense was classified as interest expense and deducted in computing net interest income, net yield on interest-earning assets would have been 5.32% and 4.83%, respectively, for the six months ended June 30, 1997 and 1996.

  The weighted average yield on loans receivable was 9.85% for the six month period ended June 30, 1997, compared with 9.48% for the corresponding period in 1996. The weighted average yield on total earning assets was 8.48% for the six month period ended June 30, 1997, compared with 8.11% for the corresponding period in 1996. The weighted average rate on interest-bearing deposits was 4.39% for the six month period ended June 30, 1997, compared with 4.61% for the corresponding period in 1996. The Company analyzes its earnings performance using, among other measures, the interest rate spread (the difference between the yield earned on assets and rates paid on liabilities) and net yield on earning assets (net interest income expressed as a percentage of average total interest-earnings assets).

  During the six month period ended June 30, 1997, the Company's asset base decreased, and as a result, average interest-earning assets and average interest-bearing liabilities decreased as well. Average interest-earning assets for the six month period ended June 30, 1997 decreased to $95.4 million, compared with $113.4 million for the six month period ended June 30, 1996. Average interest-earning assets as a percentage of total average assets for the six month period ended June 30, 1997 was 95%, compared with 96% for the six month period ended June 30, 1996. Average interest-bearing liabilities for the six month period ended June 30, 1997 decreased to $62.6 million, compared with $73.6 million for the six month period ended June 30, 1996. Average interest-bearing liabilities as a percentage of total average assets for each of the six month period ended June 30, 1997 and 1996 was 62%.

  The average balance of noninterest-bearing deposits for the six month period ended June 30, 1997 decreased to $32.5 million from $37.8 million for the six month period ended June 30, 1996. The average balance of noninterest-bearing deposits as a percentage of total deposits decreased to 34% at June 30, 1997, as compared with 35% and 34% at December 31, 1996 and June 30, 1996, respectively.

  Foregone interest income attributable to nonperforming loans amounted to $38,000 for the quarter ended June 30, 1997, compared with $36,000 for the corresponding period in 1996. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

  The Company's net yield on interest-earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. While these deposits are noninterest-bearing, they are not cost-free funds. The Company incurs substantial other operating expense to provide accounting, data processing and other banking-related services to real estate title and escrow clients to the extent that certain average noninterest-bearing deposits are maintained by such depositors, and such deposit relationships are deemed to be profitable. Client service expense related to these deposits is classified as other operating expense. If client service expenses related to real estate title and escrow clients were classified as interest expense, the Company's reported interest expense would increase and other operating expense would decrease by $53,000 and $95,000 for the quarters ended June 30, 1997 and 1996, respectively, and $127,000 and $177,000 for the six month period ended June 30, 1997 and 1996, respectively.

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

  The following table sets forth certain information concerning the composition of the loan portfolio and the allocation of the allowance for credit losses at the dates indicated.

                                    PERCENT            PERCENT               PERCENT
                          JUNE 30,  OF GROSS MARCH 31, OF GROSS DECEMBER 31, OF GROSS
                            1997     LOANS     1997     LOANS       1996      LOANS
                          --------  -------- --------- -------- ------------ --------
                                            (DOLLARS IN THOUSANDS)
Loan Portfolio
 Composition:
  Real estate
   construction and land
   development..........  $ 3,295       6%    $ 3,394      6%     $ 3,441        5%
  Commercial loans:
    Secured by one to
     four family
     residential
     properties.........    6,452      11%      6,062     10%       6,233       11%
    Secured by
     multifamily
     residential
     properties.........    2,851       5%      2,869      5%       2,879        5%
    Secured by
     commercial real
     properties.........   24,549      41%     25,654     43%      26,629       42%
    Other--secured and
     unsecured..........   16,429      27%     15,154     25%      16,508       26%
  Home equity lines of
   credit...............      393       1%        462      1%         581        1%
  Consumer installment
   and unsecured loans
   to individuals.......    5,903       9%      6,602     10%       6,545       10%
                          -------     ---     -------    ---      -------      ---
Gross loans outstanding.   59,872     100%     60,197    100%      62,816      100%
  Deferred net loan
   origination fees,
   purchased loan
   discount and gains on
   termination of
   interest rate hedging
   contracts............     (312)               (248)               (269)
                          -------             -------             -------
  Loans receivable......  $59,560             $59,949             $62,547
                          =======             =======             =======
Allocation of the
 allowance for credit
 losses:
  Real estate
   construction and land
   development..........  $    46             $    64             $    42
  Commercial loans:
    Secured by one to
     four family
     residential
     properties.........      257                 231                 479
    Secured by
     multifamily
     residential
     properties.........       37                  54                  41
    Secured by
     commercial real
     properties.........      541                 738                 590
    Other--secured and
     unsecured..........    1,495               1,332               1,642
  Home equity lines of
   credit...............        8                  12                  13
  Consumer installment
   and unsecured loans
   to individuals.......      161                 214                 161
                          -------             -------             -------
    Allowance allocable
     to loans
     receivable.........    2,545               2,645               2,968
  Commitments to extend
   credit under standby
   and commercial
   letters of credit....        1                   1                   1
                          -------             -------             -------
  Total allowance for
   credit losses........  $ 2,546             $ 2,646             $ 2,969
                          =======             =======             =======
Allowance for credit
 losses allocable as a
 percent of loans
 receivable.............     4.27%               4.41%               4.75%
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

NONPERFORMING ASSETS

  The following table sets forth certain information concerning nonperforming assets at the dates indicated.

                                                JUNE 30, MARCH 31, DECEMBER 31,
                                                  1997     1997        1996
                                                -------- --------- ------------
                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans...............................  $1,271   $  871      $  928
Troubled debt restructurings...................   5,487    5,004       5,016
Loans contractually past due 90 days or more
 with respect to either principal or interest
 and still accruing interest...................       2       14         300
                                                 ------   ------      ------
  Nonperforming loans..........................   6,760    5,889       6,244
Other real estate owned........................     517      519         556
                                                 ------   ------      ------
Total nonperforming assets.....................  $7,277   $6,408      $6,800
                                                 ======   ======      ======
Allowance for loan losses as a percent of
 nonaccrual loans..............................   200.3%   303.8%      319.9%
                                                 ======   ======      ======
Allowance for loan losses as a percent of
 nonperforming loans...........................    37.7%    44.9%       47.5%
                                                 ======   ======      ======
Total nonperforming assets as a percent of
 loans receivable..............................    12.2%    10.7%       10.9%
                                                 ======   ======      ======
Total nonperforming assets as a percent of
 total shareholders' equity....................    60.7%   137.2%      140.4%
                                                 ======   ======      ======

  The level of nonperforming assets, as presented above, increased $900,000 during the second quarter of 1997 to $7.3 million from $6.4 million at March 31, 1997. Included in nonperforming assets is other real estate owned of $517,000 and $519,000 at June 30, 1997 and March 31, 1997, respectively.

  Nonaccrual loans increased $400,000 during the second quarter of 1997 to $1.3 million consisting of ten loans as compared with $871,000 at March 31, 1997. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccruing loans.)

  Troubled debt restructurings ("TDR") represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. TDRs totaled $5.5 million at June 30, 1997 compared with $5.0 million at March 31, 1997 and December 31, 1996. Included in TDRs is one loan with a balance of $5.4 million that is secured by a first deed of trust on a single family residence which, as of December 31, 1996, had an appraised value of $10 million. All TDRs are currently performing in accordance with their modified terms.

  Loan delinquencies greater than 30 days past due decreased to $1.7 million or 2.8% of loans receivable at June 30, 1997 from $2.5 million or 4.2% of loans receivable at March 31, 1997. Loans contractually past due 90 days or more and still accruing interest decreased to $2,000 at June 30, 1997 from $14,000 at March 31, 1997.

  Other real estate owned ("OREO") at June 30, 1997 consisted of two properties totaling $517,000 representing two undeveloped commercially zoned parcels and one residential parcel. The Bank is currently marketing these properties for sale.

ALLOWANCE FOR CREDIT LOSSES

  The following table sets forth information concerning the Company's allowance for credit losses at the dates and for the periods indicated.

                                                THREE-MONTH        SIX-MONTH
                                               PERIODS ENDED     PERIODS ENDED
                                             ----------------- -----------------
                                             JUNE 30, JUNE 30, JUNE 30, JUNE 30,
                                               1997     1996     1997     1996
                                             -------- -------- -------- --------
                                                   (DOLLARS IN THOUSANDS)
Balance at beginning of period.............   $2,646   $3,837   $2,969   $3,805
Loans charged-off:
  Real estate construction and land
   development.............................      --       --       --       --
  Commercial loans:
    Secured by one to four family
     residential properties................      --       --       204      --
    Secured by multifamily residential
     properties............................      --       --       --       --
    Secured by commercial real properties..        4      --        56      --
    Other--secured and unsecured...........      185    1,065      344    1,119
  Home equity lines of credit..............      --       --       --       --
  Consumer installment and unsecured loans
   to individuals..........................       12        5       46        5
                                              ------   ------   ------   ------
    Total loan charge-offs.................      201    1,070      650    1,124
Recoveries of loans previously charged-off:
  Real estate construction and land
   development.............................      --       --       --       --
  Commercial loans:
    Secured by one to four family
     residential properties................      --         1      --         2
    Secured by multifamily residential
     properties............................      --       --       --       --
    Secured by commercial real properties..      --       --       --       --
    Other--secured and unsecured...........       38      273      157      348
  Home equity lines of credit..............      --       --       --       --
  Consumer installment and unsecured loans
   to individuals..........................       63       23       70       33
                                              ------   ------   ------   ------
    Total recoveries of loans previously
     charged-off...........................      101      297      227      383
                                              ------   ------   ------   ------
Net loan charge-offs ......................      100      773      423      741
Provision for loan losses..................      --       --       --       --
                                              ------   ------   ------   ------
Balance at end of period...................   $2,546   $3,064   $2,546   $3,064
                                              ======   ======   ======   ======

  Loan charged-offs were $201,000 for the second quarter, as compared with $1.1 million for the corresponding period in 1996. Recoveries of loans previously charged-off totaled $101,000 for the second quarter, as compared with $297,000 during the second quarter of 1996. Loan charge-offs were $650,000 and $1,124,000 for the six month periods ended June 30, 1997 and 1996, respectively, while recoveries for the same period in 1997 and 1996 were $227,000 and $383,000, respectively.

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

  At June 30, 1997 and December 31, 1996, the Bank had classified $1.3 and $7.2 million of its loans as impaired under SFAS No. 114, respectively, of which specific reserves of $245,000 and $710,000, respectively were allocated to such loans. The average recorded investment in impaired loans during the quarters ended June 30, 1997 and December 31, 1996 was $1.0 million and $7.8 million, respectively. Impaired loans as of June 30, 1997 included nonaccrual loans of $1.3 million. Interest income on impaired loans which are performing is recognized on an accrual basis and interest income on such loans totaled $222 and $175,000 for the second quarters of 1997 and 1996, respectively. Interest income recognized on impaired loans during the six month periods ended June 30, 1997 and 1996 was $148,222 and $368,000, respectively.

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

  The following table shows interest rate sensitivity gaps for different intervals as of June 30, 1997.

                                                    1997
                                      AMOUNTS MATURING OR REPRICING IN
                          -----------------------------------------------------------
                                     AFTER
                           LESS      THREE    AFTER ONE
                           THAN      MONTHS      YEAR
                           THREE   BUT WITHIN BUT WITHIN  AFTER   NOT RATE
                          MONTHS    ONE YEAR   5 YEARS   5 YEARS  SENSITIVE   TOTAL
                          -------  ---------- ---------- -------  ---------  --------
                                           (DOLLARS IN THOUSANDS)
        ASSETS:
        -------
Federal Funds sold and
 securities purchased
 under agreements to
 resell.................  $20,300   $   --     $   --    $   --   $    --    $ 20,300
Securities held-to-
 maturity...............      996       --      18,396       --        --      19,392
Securities held-for-
 sale...................      --        --         --      2,850       --       2,850
Federal Reserve Bank and
 other stock............      --        --         --        338       --         338
Loans receivable........   23,183    24,209      9,847     2,321       --      59,560
                          -------   -------    -------   -------  --------   --------
  Total earning assets..   44,479    24,209     28,243     5,509       --     102,440
Non-earning assets
Cash and due from banks.      --        --         --        --      4,325      4,325
Other real estate owned.      --        --         --        --        517        517
All other assets........      --        --         --        --      2,226      2,226
Allowance for credit
 losses.................      --        --         --        --     (2,546)    (2,546)
                          -------   -------    -------   -------  --------   --------
  Total assets..........   44,479    24,209     28,243     5,509     4,522    106,962
    LIABILITIES AND
 SHAREHOLDERS' EQUITY:
 ---------------------
Interest-bearing
 Deposits:
  Interest-bearing
   demand, money market
   and savings..........   28,202       --         --        --        --      28,202
  Time certificates of
   deposit..............   11,329    19,379      2,202       --        --      32,910
Federal funds purchased
 and securities sold
 under agreements to
 repurchase.............       61       --         --        --        --          61
                          -------   -------    -------   -------  --------   --------
  Total Interest-bearing
   liabilities..........   39,592    19,379      2,202       --        --      61,173
                          -------   -------    -------   -------  --------   --------
Noninterest-bearing
 liabilities:
    Noninterest-bearing
     deposits...........      --        --         --        --     32,188     32,188
    Other liabilities...      --        --         --        --      1,619      1,619
    Shareholders'
     equity.............      --        --         --        --     11,982     11,982
                          -------   -------    -------   -------  --------   --------
Total liabilities and
 shareholders' equity...   39,592    19,379      2,202       --     45,789    106,962
                          -------   -------    -------   -------  --------   --------
Interest rate-
 sensitivity gap........    4,887     4,830     26,041     5,509   (41,267)         0
                          =======   =======    =======   =======  ========   ========
Cumulative interest
 rate-sensitivity gap     $ 4,887   $ 9,717    $35,758   $41,267         0          0
                          =======   =======    =======   =======  ========   ========
Cumulative rate
 sensitivity gap as a
 percent of cumulative
 earning assets.........       11%       14%        37%       40%
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

CAPITAL RESOURCES

  On June 30, 1997, Company completed the sale of 900,000 shares of PREFERRED STOCK through a private offering and rights offering in which the Company raised net proceeds of $7.35 million. The primary purpose of the offerings was to enable the Company to downstream capital into the Bank in order to comply with the requirements of the Formal Agreement (discussed below) and the MOU (discussed below) entered into between the Bank and the Office of the Comptroller of the Currency (the "OCC") and the Company and the Federal Reserve Bank of San Francisco (the "FRB"), respectively. The Company contributed $2.5 million in capital to the Bank on June 30, 1997. The remaining portion of the net proceeds have been retained for general corporate purposes to facilitate the implementation of the business strategies of the Company.

  As a result of the offerings, the total shareholders' equity of the Company increased to $12.0 million at June 30, 1997 from $4.8 million at December 31, 1996. The following table sets forth the minimum capital ratios required by federal regulations with respect to the Company and by federal regulations and the Formal Agreement with respect to the Bank and the Company's and the Bank's actual ratios as of June 30, 1997 and December 31, 1996, respectively.

                                 JUNE 30, 1997                 DECEMBER 31, 1996
                          -----------------------------  -------------------------------
                             COMPANY          BANK          COMPANY           BANK
                          --------------  -------------  --------------  ---------------
                          AMOUNT  ASSETS  AMOUNT  RATIO   AMOUNT  RATIO   AMOUNT   RATIO
                          ------- ------  ------- -----  -------- -----  --------  -----
                                  (UNAUDITED)
                                            (DOLLARS IN THOUSANDS)
Risk-based
 capital(1)(3):
  Tier 1 capital........  $12,059 17.94%  $ 7,197 10.71% $  4,921 6.96%  $  4,911   6.95 %
  Tier 1 capital minimum
   requirement..........    2,688  4.00%    6,729 10.00%    2,828 4.00%     7,071  10.00 %
                          ------- -----   ------- -----  -------- ----   --------  -----
    Excess (Deficiency).  $ 9,371 13.94%  $   468  0.71% $  2,093 2.96%  $ (2,160) (3.05)%
                          ======= =====   ======= =====  ======== ====   ========  =====
  Total capital.........  $12,920 19.22%  $ 8,058 11.99% $  5,831 8.25%  $  5,820   8.24 %
  Total capital minimum
   requirement..........    5,377  8.00%    5,377  8.00%    5,657 8.00%     5,657   8.00 %
                          ------- -----   ------- -----  -------- ----   --------  -----
    Excess..............  $ 7,543 11.22%  $ 2,681  3.99% $    174 0.25%  $    163   0.24 %
                          ======= =====   ======= =====  ======== ====   ========  =====
Total risk-weighted
 assets.................  $67,207         $67,207        $ 70,710        $ 70,710
Capital Leverage
 Ratio(1)(2)(3):
  Tier 1 capital........  $12,059 12.23%  $ 7,197  7.30% $  4,921 4.68%  $  4,911   4.67 %
  Tier 1 capital minimum
   requirement..........    3,945  4.00%    6,410  6.50%    4,210 4.00%     6,841   6.50 %
                          ------- -----   ------- -----  -------- ----   --------  -----
    Excess (Deficiency).  $ 8,114  8.23%  $   787  0.80% $    711 0.68%  $ (1,930) (1.83)%
                          ======= =====   ======= =====  ======== ====   ========  =====
Average total assets, as
 adjusted, during three-
 month periods ended
 June 30, 1997 and
 December 31, 1996......  $98,615         $98,615        $105,249        $105,249

--------
(1) The Bank's minimum Tier 1 risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.

(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at June 30, 1997 and December 31, 1996 to average total assets during the respective three-month periods then ended.
(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet.

FORMAL AGREEMENT

  The Bank entered into a formal agreement with the OCC on December 14, 1995 (the "Formal Agreement"), pursuant to which the Bank is required to maintain
(i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) Tier 1 qualifying capital equal to at least 10.0 percent of the Bank's total risk-weighted assets ("Tier 1 risk-based capital ratio"). The Bank's capital leverage ratio and Tier 1 risk-based capital ratio at June 30, 1997 were 7.30% and 10.71%, respectively. At June 30, 1997, the Bank was in compliance with the capital requirements required by the Formal Agreement. The Formal Agreement also requires the Bank to appoint a new chief financial officer (which the Bank had complied with in August, 1996), to make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, to review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, to prepare a written analysis of any new products or services, to maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, to develop a three year capital plan and strategic plan, and to improve the Bank's loan administration. The Company submitted a capital plan for the Bank in February 1996 to the OCC which was amended and resubmitted to the OCC in June 1997. In addition, the Company filed its strategic with the OCC in March 1996, which the Company is currently updating. As a result of the foregoing actions and the recently completed offerings, management believes it is currently in compliance with the requirements of the Formal Agreement. However the OCC will make the final determination as to compliance and the Bank may be subject to further regulatory enforcement action by the OCC until the Formal Agreement is lifted.

  The Company entered into a Memorandum of Understanding ("MOU") on October 26, 1995 with the FRB. The MOU prohibits the Company from paying dividends without prior approval of the FRB, requires the submission of a plan to increase the Bank's capital ratios, requires the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibits the incurrence or renewal of debt without the FRB's approval, restricts cash expenditures in excess of $10,000 in any month and prohibits the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval. The Company believes as of June 30, 1997, that it is in compliance with the MOU but may be subject to further regulatory enforcement action by the FRB until the MOU is lifted.

RESTRICTIONS ON DIVIDENDS

  As a result of the offerings and the contribution of $2.5 million in capital into the Bank, the Company (parent company only) had cash and liquid assets of approximately $4.9 million. Despite this fact, the Company is currently prohibited from paying cash dividends by state law.

  As a California corporation, the Company may not make a distribution to its shareholders (which includes a payment of dividends but not stock dividends) unless the Company has sufficient retained earnings under the Retained Earnings Test. The Retained Earnings Test is defined as the Company's retained earnings (determined on a consolidated basis according to generally accepted accounting principles) or if, immediately after giving effect to the distribution, all of the Company's assets equal 1.25 times the Company's liabilities (the "Retained Earnings Test"). The Company's accumulated deficit of $19.9 million as of June 30, 1997 requires the Company to record cumulative net earnings in excess of $19.9 million before a dividend can be paid under the Retained Earnings Test. If assets equal 1.25 times liabilities subsequent to a distribution, the Company may pay a dividend prior to recording cumulative earnings of $19.9 million. At the present time, the Company does not meet the Retained Earnings Test and no assurance can be made as to when, if ever, such test will be met. The terms of the Preferred Stock provide that dividends on the PREFERRED STOCK may be paid commencing June 30, 1999

Date of Issuance. Notwithstanding the foregoing, the Company may not pay dividends unless the Bank is in full compliance with federal regulatory capital requirements, the Company is permitted by the FRB to pay dividends and the Company meets the Retained Earnings Test. Dividends on the PREFERRED STOCK will not accumulate. The Company cannot assess at this time its ability to pay dividends in the immediate future.

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

  The Company (parent company only) has only limited expenses and funding requirements at the present time. Management believes that the $4.9 million in cash and liquid assets available at the Company (parent company only) at June 30, 1997 will be sufficient to meet its cash flow requirements for the foreseeable future. Pursuant to the terms of the federal banking law and the requirements of the Formal Agreement, the Bank is currently prohibited from paying any cash dividends to the Company, and management does not anticipate that the dividends from the Bank will be a source of liquidity to the Company for the foreseeable future.

LIQUIDITY TRENDS

  Time certificates of deposit of $100,000 or more were $3.5 million at June 30, 1997, compared with $5.5 million at December 31, 1996 and $5.2 million at June 30, 1996. Time certificates of deposit of $100,000 or more continued to play a less significant role as a source of funding, representing the continuation of a trend which began in 1991. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.

  The following table sets forth information concerning average balances concerning the Company's funding sources and liquidity trends for the periods indicated.

                                              THREE-MONTH PERIOD ENDED
                          -------------------------------------------------------------------------
                           JUNE 30,      MARCH 31,    DECEMBER 31,    SEPTEMBER 30,     JUNE 30,
                             1997          1997           1996            1996            1996
                          ------------  ------------  ---------------------------------------------
                                               (DOLLARS IN THOUSANDS)
Noninterest-bearing
 demand deposits:
 Real estate title and
  escrow company
  customers.............  $ 9,062   10% $ 7,947    8% $  8,419     9% $  8,506     9% $ 11,809   11%
 All other noninterest-
  bearing demand........   23,056   25%  24,897   26%   28,181    29%   25,458    25%   25,149   24%
Interest-bearing demand,
 money market and
 savings................   27,016   29%  25,541   26%   26,587    27%   27,326    27%   26,389   25%
Time certificates of
 deposit:
 Money desk operation...   24,114   26%  26,359   27%   22,729    23%   24,939    25%   28,030   26%
 All other:
   $100,000 or more.....    3,516    4%   5,819    6%    5,487     5%    4,865     5%    5,167    5%
   Under $100,000.......    5,497    5%   6,256    7%    6,726     7%    7,442     8%    8,290    8%
                          -------  ---  -------  ---  --------  ----  --------  ----  --------  ---
     Total time
      certificates of
      deposit...........   33,127   35%  38,434   40%   34,942    35%   37,246    38%   41,487   39%
                          -------  ---  -------  ---  --------  ----  --------  ----  --------  ---
      Total deposits....   92,261   99%  96,819  100%   98,129   100%   98,536    99%  104,834   99%
Securities sold under
 agreements to
 repurchase.............      546    0%     131     %      357      %    1,346     1%    1,517    1%
                          -------  ---  -------  ---  --------  ----  --------  ----  --------  ---
      Total funding
       liabilities......  $92,807  100% $96,950  100% $ 98,486   100% $ 99,882   100% $106,351  100%
                          =======  ===  =======  ===  ========  ====  ========  ====  ========  ===
Average loan-to-deposit
 ratio..................     64.2%         63.6%          64.6%           67.8%           68.7%
                          -------       -------       --------        --------        --------
Period-end pledged
 securities ratio.......     47.6%         21.7%          21.5%           61.3%           61.7%
                          =======       =======       ========        ========        ========

  The Bank maintains a wholesale institutional funds acquisition operation ("money desk"). This operation provided 26.0% of the Bank's average total funding sources during the second quarter of 1997, as compared with 26% during the second quarter of 1996, while noninterest-bearing demand deposits provided 35% of average total funding sources during the second quarter of 1997, compared with 35% during the comparable 1996 period. The Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation, as well as by attracting traditional local market area deposits. However, the Bank's policy is to activate the money desk operation, as necessary, if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through Money Desk activities.

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

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None.

ITEM 2. CHANGES IN SECURITIES

  (a) On June 18, 1997, the shareholders of National Mercantile Bancorp's (the "Company") common stock, no par value (the "Common Stock"), approved, and the Amended and Restated Articles of Incorporation of the Company (the "Articles") now set forth, a restriction to prohibit, until July 1, 2000 or upon the occurrence of certain events, the transfer of shares of Common Stock currently outstanding or issued in the future by the Company to any person (with certain exceptions for prior contractual obligations of the Company) if such person is or would become by reason of such transfer the beneficial owner of more than 4.5% of the Company's stock as the term "stock" is defined, and such ownership is determined, under Section 382 of the Internal Revenue Code of 1986, as amended.

  (b) The Company has created a new series of Series A Preferred Stock (the "Series A Preferred Stock") the holders of which have certain preferential rights which impact certain rights of the holders of the Common Stock, including, but not limited to, liquidation rights. Set forth below is a summary of certain rights of the holders of the Series A Preferred Stock which impact the rights of holders of the Common Stock. This summary does not purport to be complete and is qualified in its entirety by reference to the Articles.

Dividends

  The terms of the Series A Preferred Stock provide that dividends may be paid commencing October 1, 1999. Holders of shares of Series A Preferred Stock will be entitled to receive, if, when and as declared by the Board of Directors of the Company out of assets of the Company legally available for payment, non-cumulative cash dividends, payable quarterly on the first day of January, April, July, and October in each year, with respect to the three months then ending, at the rate of 6.5% per share per annum, before any distribution by way of dividend or otherwise shall be declared or paid upon, or set apart for, the shares of Common Stock or any other class of shares of the Company ranking junior to the Series A Preferred Stock with respect to the payment of dividends or upon liquidation, dissolution or winding up of the Company ("Junior Stock"). Notwithstanding the foregoing, the Company may not pay dividends following such date unless Mercantile National Bank, the wholly owned subsidiary of the Company (the "Bank"), is in full compliance with federal regulatory capital requirements, the Company and the Bank are permitted to pay dividends by their regulators and the Company meets the retained earnings test as set forth in the California Corporations Code. The ability of the Company to pay dividends on the Series A Preferred Stock will depend on the Company's ability to obtain funds for such purpose from the Bank. The Company has no funds otherwise available for the payment of dividends. Both the Bank's ability to pay dividends to the Company and the Company's ability to pay dividends on the Series A Preferred Stock are subject to significant regulatory restrictions. The Company cannot assess at this time its ability to pay dividends in the immediate future. Dividends on the Series A Preferred Stock will not accumulate.

  No dividend (other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of, such class or series of stock ranking on parity with the Series A Preferred Stock as to dividends) may be paid upon, or declared or set apart for, any class or series of stock ranking on a parity with the Series A Preferred Stock as to dividends, for any dividend period, prior to October 1, 1999, and thereafter, unless there shall be or have been declared on the Series A Preferred Stock dividends for the then current quarterly period coinciding with or ending before such quarterly period, ratably in proportion to the respective annual dividend rates fixed therefor. Except with respect to the foregoing, prior to October 1, 1999 and thereafter, whenever full quarterly dividends are in arrears for the Series A Preferred Stock for a current dividend period, the Company may not declare or pay or set aside for payment dividends or make any other distributions (other than dividends or distributions paid in shares of, or options, warrants or rights to subscribe for or purchase shares of Junior Stock or Parity Stock (as defined below)) (i) on any Junior Stock or (ii) on any shares of stock ranking on a parity (whether as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Stock ("Parity Stock"). In addition, the Company may not redeem or purchase or otherwise acquire for consideration shares of any Junior Stock or Parity Stock unless in exchange for shares of Junior Stock or Parity Stock.

Liquidation Rights

  The Series A Preferred Stock will be entitled to, prior to any distribution to holders of the Company's other capital stock, $10.00 per share upon any liquidation, dissolution or winding up of the Company, plus an amount equal to any declared but unpaid dividends (the "Liquidation Amount"). In the event of either an involuntary or a voluntary liquidation or dissolution of the Company payment shall be made to the holders of shares of Series A Preferred Stock in an amount equal to the Liquidation Amount before any payment shall be made or any assets distributed to the holders of the Common Stock or any other class or series of capital stock of the Company ranking junior to the Series A Preferred Stock with respect to payment upon dissolution or liquidation of the Company. If upon any liquidation or dissolution of the Company the assets available for distribution shall be insufficient to pay the holders of all outstanding shares of Series A Preferred Stock and any other class or series of capital stock ranking on a parity with the Series A Preferred Stock as to payments upon dissolution or liquidation of the Company the full amounts to which they respectively shall be entitled, then such assets or the proceeds thereof shall be distributed among such holders ratably in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. After the payment of such amounts, the Series A Preferred Stock will not be entitled to any further payment. The liquidation rights of the Preferred Stock will be subordinate to all indebtedness of the Company.

  At any time, in the event of the merger or consolidation of the Company into or with another company or the merger or consolidation of any other company into or with the Company or a plan of exchange between the Company and any other company (in which consolidation or merger or plan of exchange any shareholders of the Company receive distributions of cash or securities or other property) or the sale, transfer or other disposition of all or substantially all of the assets of the Company, then, such transaction shall be deemed, solely for purposes of determining the amounts to be received by the holders of the Series A Preferred Stock in such merger, consolidation, plan of exchange, sale, transfer or other disposition, and for purposes of determining the priority of receipt of such amounts as between the holders of the Series A Preferred Stock and the holders of other classes or series of capital stock, to be a liquidation or dissolution of the Company.

Conversion

  Each share of the Series A Preferred Stock will be immediately convertible at the option of the holder thereof at the initial rate of one share of Common Stock for each share of Series A Preferred Stock based on an initial conversion price of $10.00 per share which shall be subject to adjustment for any stock dividend or stock split or other recapitalization involving the Common Stock or the consolidation or merger of the Company or the sale of all or substantially all of the Company's assets.

  In the event the Company shall (i) declare a dividend upon the Common Stock payable in Common Stock (other than a dividend declared to effect a subdivision of the outstanding shares of Common Stock) or securities convertible into the Common Stock ("Convertible Securities"), or in any rights or options to purchase Common Stock or Convertible Securities, or (ii) declare any other dividend or make any other distribution upon the Common Stock payable otherwise than out of earnings or earned surplus, then thereafter each holder of shares of Series A Preferred Stock upon the conversion thereof will be entitled to receive the number of shares of Common Stock into which such shares of Series A Preferred Stock have been converted, and, in addition and without payment therefor, each dividend described in clause (i) above and each dividend or distribution described in clause (ii) above which such holder would have received by way of dividends or distributions if continuously since such holder became the record holder of such shares of Series A Preferred Stock such holder
(i) had been the record holder of the number of shares of Common Stock then received, and (ii) had retained all dividends or distributions in stock or securities (including Common Stock or Convertible Securities, and any rights or options to purchase any Common Stock or Convertible Securities) payable in respect of such Common Stock or in respect to any stock or securities paid as dividends or distributions and originating directly or indirectly from such Common Stock. For the purposes of the foregoing, a dividend or distribution other than in cash shall be considered payable out of earnings or earned surplus only to the extent that such earnings or earned surplus are charged an amount equal to the fair value of such dividend or distribution as determined by the Board of Directors of the Company.

Voting Rights

  The Series A Preferred Stock will vote together with the Common Stock on all matters submitted to a vote of the holders of the Common Stock, with voting power equal to the number of shares of Common Stock into which the Series A Preferred Stock is then convertible. In addition, the Series A Preferred Stock will have the right to vote as a separate class with respect to (a) the authorization of any additional shares of Series A Preferred Stock or the authorization or issuance of any class or series of the Company's capital stock which would rank senior to or on a parity with the Series A Preferred Stock as to distribution of (i) assets upon the liquidation or dissolution, voluntary or involuntary, of the Company or (ii) dividends, (b) any other action to amend, alter or repeal any provisions of the Restatement so as to adversely affect the rights, preferences and privileges of the Series A Preferred Stock or the holders thereof or waive any of the rights granted to the holders of the Series A Preferred Stock, (c) any action to amend, alter or repeal any of the provisions of the Articles, or the bylaws, of the Company with respect to the election of directors by cumulative voting or (d) the issuance of any authorized shares of Series A Preferred Stock except in connection with the public offering and the private offering by the Company or the warrant issued by the Company to the Company's landlord. Except as required by law, the Series A Preferred Stock will not have special voting rights in the event of a default on the payment of dividends.

  (c) Recent sales of unregistered securities

  On June 30, 1997, the Company consummated the sale of 453,957 shares of Series A Preferred Stock and 50,440 shares of Series A Series A Preferred Stock to Conrad Company, a Montana corporation, and Wildwood Enterprises Profit Sharing Plan and Trust (the "Purchasers"), respectively, for a purchase price of $1.10 per share (or $10.00 per share after giving effect to the 9.09 to 1 reverse stock split effected by the Company on June 20, 1997). No underwriter was utilized. The Company issued the shares of Series A Preferred Stock in reliance upon Section 4(2) of the Securities Act. The Purchasers are sophisticated investors and were given access to the same kind of information as that which would be included in a Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) On June 18, 1997, the Company held its annual meeting of shareholders.

  (b) At the annual meeting, the following directors were elected: Robert E. Gipson, Alan Grahm, Joseph W. Kiley III, Scott A. Montgomery and Robert E. Thomson.

  (c) The following proposals were considered at the annual meeting and the number of shares voting for or against such proposals are listed below.

    Proposal #1--Election of Directors

                                                                         VOTES
                                NAME                          VOTES FOR WITHHELD
                                ----                          --------- --------
        Robert E. Gipson..................................... 2,243,974 196,698
        Alan Grahm .......................................... 2,243,974 196,698
        Joseph W. Kiley III.................................. 2,243,974 196,698
        Scott A. Montgomery.................................. 2,243,974 196,698
        Robert E. Thomson.................................... 2,243,974 196,698

    Proposal #2--Approval of 1996 Stock Incentive Plan. To approve the Company's 1996 Stock Incentive Plan.

                                               BROKER NON-
         VOTES FOR   VOTES AGAINST ABSTENTIONS    VOTES
         ---------   ------------- ----------- -----------
         1,236,108      578,106      49,069      577,389

    Proposal #3--Approval of Reverse Stock Split. To approve a 9.09 to 1 reverse stock split by reducing the number of outstanding shares (but not the authorized) shares of the Company's common stock.

                                               BROKER NON-
         VOTES FOR   VOTES AGAINST ABSTENTIONS    VOTES
         ---------   ------------- ----------- -----------
         1,933,375      287,771      17,769      201,757

    Proposal #4--Approval of Transfer Restriction. To approve a restriction to prohibit, until July 1, 2000 the transfer of shares of common or Series A Preferred Stock currently outstanding or issued in the future by the Company to any person (with certain exceptions for prior contractual obligations of the Company) if such person is or would become by reason of such transfer the beneficial owner of more than 4.5% of the Company's stock as the term "stock" is defined, and such ownership is determined, under
  Section 283 of the Internal Revenue Code of 1986, as amended.

                                               BROKER NON-
         VOTES FOR   VOTES AGAINST ABSTENTIONS    VOTES
         ---------   ------------- ----------- -----------
         1,733,211      106,997      23,075      577,389

    Proposal #5--Approval of terms of Series A Preferred Stock. To approve the terms and conditions of the Company's Series A Preferred Stock to be issued pursuant to a rights offering to the Company's shareholders and pursuant to a private offering.

                                               BROKER NON-
         VOTES FOR   VOTES AGAINST ABSTENTIONS    VOTES
         ---------   ------------- ----------- -----------
         1,900,757      107,825      31,330      400,760

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

                                               National Mercantile Bancorp
                                                      (Registrant)

 August 14, 1997  /s/ Scott A. Montgomery
                  ____________________________________
                  Scott A. Montgomery
                  Chief Executive Officer

 August 14, 1997  /s/ Joseph W. Kiley III
                  ____________________________________
                  Joseph W. Kiley III
                  Chief Financial Officer