Form 10-Q
period 1997-09-30
NATIONAL MERCANTILE BANCORP
filed 1997-11-14
CIK 714801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from  N/A   to
                                            ------    ---------
                        COMMISSION FILE NUMBER: 0-15982

                          NATIONAL MERCANTILE BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 CALIFORNIA                                95-3819685
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

 1840 CENTURY PARK EAST, LOS ANGELES, CALIFORNIA              90067
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 277-2265

                                 NOT APPLICABLE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes..[_]No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the registrant's Common Stock, no par value, as of November 10, 1997 was 338,244.

                                   FORM 10-Q

                  TABLE OF CONTENTS AND CROSS REFERENCE SHEET

                                                              Page(s) in
                                                              Form 10-Q
------------------------------------------------------------- ----------
PART I-FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.................................        3-8

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS..........................       9-20

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
RISK.........................................................         21

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS....................................         22

Item 2. CHANGES IN SECURITIES................................         22

Item 3. DEFAULTS UPON SENIOR SECURITIES......................         22

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..         22

Item 5. OTHER INFORMATION....................................         22

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.....................         22

SIGNATURES...................................................         23

ITEM 1. FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
----------------------------------------------------------- ----
Consolidated Balance Sheets................................    4

Consolidated Statements of Operations......................    5

Consolidated Statement of Changes in Shareholders' Equity..    6

Consolidated Statements of Cash Flows......................    7

Notes to Consolidated Financial Statements.................    8

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                                  September 30,             December 31,
                                                                                      1997                     1996
                                                                                  -------------             ------------
                                                                                   (Unaudited)
                                                                                           (Dollars in thousands)
                   ASSETS
                   ------
Cash and due from banks-demand..................................................     $  6,325                  $  5,113
Federal funds sold..............................................................        8,200                    23,000
    Cash and cash equivalents...................................................       14,525                    28,113
                                                                                     --------                  --------
Interest-bearing deposits with other financial institutions                                19                        --
Securities available-for-sale, at fair value; aggregate amortized cost of
  $24,891 at September 30, 1997 and $4,078 at December 31, 1996.................       24,874                     4,002
Securities held-to-maturity, at amortized cost; aggregate market
  value of $17,908 at September 30, 1997 and $14,355 at December 31, 1996.......       17,923                    14,395
Federal Reserve Bank and other stock............................................          338                       233
Loans receivable................................................................       56,669                    62,547
Allowance for credit losses.....................................................       (2,589)                   (2,969)
                                                                                     --------                  --------
    Net loans receivable........................................................       54,080                    59,578
Premises and equipment, net.....................................................          818                       943
Other real estate owned.........................................................          517                       556
Accrued interest receivable and other assets....................................        1,723                     1,596
                                                                                     --------                  --------
                                                                                     $114,817                  $109,416
                                                                                     ========                  ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------
Deposits:
    Noninterest-bearing demand...............................................        $ 34,593                  $ 34,752
    Interest-bearing demand..................................................           6,108                     7,292
    Money market accounts....................................................          17,929                    15,512
    Savings..................................................................           5,250                     5,650
    Time certificates of deposit:
       $100,000 and over.....................................................           9,252                     9,214
       Under $100,000........................................................          23,287                    31,434
                                                                                     --------                  --------
          Total deposits.....................................................          96,419                   103,854
Securities sold under agreements to repurchase...............................           5,057                        --
Accrued interest payable and other liabilities...............................           1,207                       717
                                                                                     --------                  --------
          Total liabilities..................................................         102,683                   104,571
Shareholders' equity:
    6.5% noncumulative convertible preferred stock, $10 stated
       value, authorized 1,000,000 shares, issued and outstanding
       900,000 and 0 at September 30, 1997 and December 31, 1996,
       respectively.........................................................            7,350                        --
    Common stock, no par value; authorized 10,000,000 shares;
       issued and outstanding 338,525 and 338,630 at September 30,
       1997 and December 31, 1996, respectively.............................           24,612                    24,614
Accumulated deficit.........................................................          (19,811)                  (19,693)
Net unrealized loss on securities available-for-sale........................              (17)                      (76)
                                                                                     --------                  --------
          Total shareholders' equity........................................           12,134                     4,845
                                                                                     --------                  --------
                                                                                     $114,817                  $109,416
                                                                                     ========                  ========

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

         THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                                                ------------------               -----------------
                                                                                1997          1996               1997         1996
                                                                                ----          ----               ----         ----
                                                                                   (dollars in thousands, except per share data)
Interest income:
   Loans, including fees...................................................    $1,485        $1,649             $4,435     $ 5,179
   Securities held-to-maturity.............................................       306            --                916          --
   Securities available-for-sale...........................................       217           235                348         795
   Federal funds sold......................................................       220           237                540         720
                                                                               ------        ------             ------     -------
          Total interest income............................................     2,228         2,121              6,239       6,694

Interest expense:
   Interest-bearing demand.................................................        24            24                 70          59
   Money market and savings................................................       172           147                444         476
   Time certificates of deposit:
          $100,000 and over................................................       114            95                297         320
          Under $100,000...................................................       384           446              1,234       1,513
                                                                               ------        ------             ------     -------

          Total interest expense on deposits...............................       694           712              2,045       2,368
   Securities sold under agreements to repurchase..........................        10             6                 24          23
                                                                               ------        ------             ------     -------
          Total interest expense...........................................       704           718              2,069       2,391
                                                                               ------        ------             ------     -------
          Net interest income..............................................     1,524         1,403              4,170       4,303
Provision for credit losses................................................        --            --                 --          --
                                                                               ------        ------             ------     -------
          Net interest income after provision for credit losses............     1,524         1,403              4,170       4,303
Other operating income:
    Loss on sale of securities available-for-sale..........................       (12)           --                (12)         (1)
    International services.................................................        30            34                 82          97
    Investment services....................................................         4            13                 14          68
    Deposit-related and other customer services............................        85            77                251         244
                                                                               ------        ------             ------     -------
          Total other operating income.....................................       107           124                335         408
Other operating expenses:
    Salaries and related benefits..........................................       723           749              2,181       1,998
    Net occupancy..........................................................       200           207                615         587
    Furniture and equipment................................................        47            70                152         237
    Printing and communications............................................        55            40                173         151
    Insurance and regulatory assessments...................................       126           165                396         492
    Customer services......................................................       164           144                394         446
    Computer data processing...............................................        65            90                222         272
    Legal services and settlements.........................................        34           122                158       1,379
    Other professional services............................................        53            74                160         552
    Promotion..............................................................        46            26                 97          90
    Other real estate owned expenses.......................................         5             6                 16          26
    Other expenses.........................................................        19            16                 59          75
                                                                               ------        ------             ------     -------
          Total other operating expenses...................................     1,537         1,709              4,623       6,305
                                                                               ------        ------             ------     -------
          Income (loss) before provision for income taxes (benefit)........        94          (182)              (118)     (1,594)
Provision for income taxes (benefit).......................................       --            --                 --         (579)
                                                                               ------        ------             ------     -------

          Net earnings (loss)..............................................    $   94        $ (182)            $ (118)    $(1,015)
                                                                               ======        ======             ======     =======

          Earnings (loss) per common share and common equivalent share.....    $ 0.08        $(0.54)            $(0.35)    $ (3.00)
                                                                               ======        ======             ======     =======

         See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                                                               NET
                                                                                                            UNREALIZED
                                                                                                             LOSS ON
                                          PREFERRED STOCK          COMMON STOCK                             SECURITIES
                                          ---------------          ------------          ACCUMULATED        AVAILABLE-
                                        SHARES      AMOUNT     SHARES        AMOUNT        DEFICIT           FOR-SALE       TOTAL
                                       --------    --------   --------      --------     ------------      ------------    -------
                                                              (DOLLARS IN THOUSANDS EXCEPT NUMBER OF SHARES)
Balance at January 1, 1997..........     --         $ --       338,630      $24,614        $(19,693)           $(76)       $ 4,845
    Decrease in net unrealized loss
      on securities available for
      sale..........................     --            --         --           --             --                 59             59
    Net loss........................     --            --         --           --              (118)             --           (118)
    Issuance of 6.5% noncumulative
      convertible preferred stock,
      $10 stated value, net            900,000       7,350        --           --             --                 --          7,350
    Return of fractional shares of
      common stock due to reverse
      stock split...................     --            --         (105)          (2)                                            (2)
                                       -------      ------     -------      -------        --------            ----        -------
Balance at September 30, 1997.......   900,000      $7,350     338,525      $24,612        $(19,811)           $(17)       $12,134
                                       =======      ======     =======      =======        ========            ====        =======

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                 1997                    1996
                                                                                              ----------              ----------
                                                                                                    (Dollars in thousands)
Net cash flows from operating
 activities:
       Net loss.........................................................................      $   (118)                $ (1,015)
       Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
            Depreciation and amortization...............................................           134                      147
            Net loss on securities available-for-sale...................................            12                        1
            Net accretion of discountson securities held-to-maturity....................           (30)                      --
            Net amortization of premiums (accretion of discounts) on securities
             available-for-sale.........................................................            --                       50
            Net amortization of premiums (accretion of discounts) on loans purchased....           (27)                      18
            (Increase) decrease in accrued interest receivable and other assets.........           (88)                     158
            Increase in accrued interest payable and other liabilities..................           490                      433
                                                                                              --------                 --------
                 Net cash provided by (used in) operating activities....................           373                     (208)
Cash flows from investing activities:
       Increase in interest-bearing deposits............................................           (19)                      --
       Purchase of securities held-to-maturity..........................................        (6,972)                      --
       Purchase of securities available for sale........................................       (23,119)                  (1,000)
       Proceeds from sales of securities available-for-sale.............................         1,865                      114
       Proceeds from repayments and maturities of securities held-to-maturity...........         3,475                       --
       Proceeds from repayments and maturities of securities available-for-sale.........           323                    5,377
       Net decrease in loans receivable.................................................         5,525                   16,370
       Purchase of other real estate owned..............................................                                    (43)
       Proceeds from the sale of other real estate owned................................                                     62
       Net purchases of premises and equipment..........................................            (9)                      (9)
                                                                                              --------                 --------
                 Net cash provided by (used in) investing activities....................       (18,931)                  20,871
Cash flows from financing activities:
       Net increase (decrease) in emand deposits, money market and savings accounts.....           674                  (13,354)
       Net decrease in time certificates of deposits....................................        (8,109)                 (13,649)
       Net increase (decrease) in securities sold under agreement to repurchase and
         federal funds purchased........................................................         5,057                   (4,063)
       Return of fractional shares of common stock due to reverse stock split...........            (2)                      --
       Net proceeds from issuance of 900,000 shares of preferred stock..................         7,350                       --
                                                                                              --------                 --------

                 Net cash used in financing activities..................................         4,970                  (31,066)
                                                                                              --------                 --------
Net decrease in cash and cash equivalents...............................................       (13,588)                 (10,403)
Cash and cash equivalents, January 1....................................................        28,113                   30,272
                                                                                              --------                 --------
Cash and cash equivalents, September 30.................................................      $ 14,525                 $ 19,869
                                                                                              ========                 ========
Supplemental cash flow information:
       Cash paid for interest...........................................................      $  2,048                 $  2,451
       Increase (decrease) in unrealized loss on securities available-for-sale..........      $    (59)                      43

          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank") both sometimes referred to as "Company". These unaudited consolidated financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for the periods presented. The results for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the 1996 Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").

NOTE 2--EARNINGS PER SHARE

     Earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares and common share equivalents outstanding for the quarter ended September 30, 1997 was 1,241,973. The weighted average number of common shares outstanding for the quarter ended September 30, 1996 was 338,630. All periods presented were restated for the 9.09 to 1 reverse stock split effective June 20, 1997.

     Loss per share computations where applicable exclude common share equivalents since the effect would be to reduce the loss per share amount. Common share equivalents include the number of shares issuable upon the exercise of stock options less the number of shares that could have been purchased with the proceeds from the exercise of the options based upon the higher of the average price of common shares during the period or the price at the balance sheet date.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 eliminates both
"primary" and "fully diluted" EPS, and requires the computation and disclosures of "basic" EPS and "diluted" EPS. SFAS No. 128 shall be effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. The Company's analysis of SFAS No. 128 concluded that its adoption would have the following impact on the EPS disclosures contained herein:

                                             THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                             ------------------           -----------------
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                             ------------------           -----------------
                                             1997          1996           1997         1996
                                             ----          ----           ----         ----
Basic earnings per share..................   $ .28         $(.54)          $(.35)      $(3.00)
Dilluted earnings per share...............   $ .08         $(.54)          $(.35)      $(3.00)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     National Mercantile Bancorp (the "Company") is the holding company for Mercantile National Bank (the "Bank"). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.


FINANCIAL CONDITION

     The Company's consolidated assets increased during the third quarter of 1997. At September 30, 1997, the Company's consolidated assets increased by $7.8 million or 7.3% to $114.8 million from $107.0 million at June 30, 1997. This increase was reflected by an increase in investment securities of $20.6 million partially offset by a decrease of $10.1 million in cash and cash equivalents, and was primarily the result of an increase in deposits of $3.1 million and an increase in securities sold under agreements to repurchase of $5.0 million.

     At September 30, 1997, the Company's consolidated assets increased by $5.4 million or 4.9% to $114.8 million from $109.4 million at December 31, 1996. This increase was due primarily to a $20.9 million increase in securities available-for-sale and a $3.5 million increase in securities held-to-maturity partially offset by a $13.6 million decrease in cash and cash equivalents and a $5.5 million decrease in net loans receivable. Customer deposits decreased by 7.2%, or $7.5 million to $96.4 million at September 30, 1997 from $103.9 million at December 31, 1996, while securities sold under agreements to repurchase increased $5.1 million during the same period.

     Securities increased to $43.1 million at September 30, 1997 from $18.6 million at December 31, 1996. This increase was primarily due to the purchase of $30.0 million of U.S. government-sponsored agency and Treasury securities partially offset by sales and maturities of $5.3 million. Net unrealized losses on securities available-for-sale at September 30, 1997 was $17,000, compared with $76,000 at December 31, 1996.

     At September 30, 1997, loans receivable outstanding decreased $5.9 million or 9.4%, to $56.7 million from $62.6 million at December 31, 1996. Loans secured by real estate comprised 64% of loans receivable at September 30, 1997 and December 31, 1996. The allowance for loan losses as a percentage of loans receivable decreased to 4.6% at September 30, 1997 from 4.8% at December 31, 1996. This decrease is the result of loans charged-off of $380,000, net of recoveries of loans previously charged-off of $315,000, during the first nine months of 1997.


OPERATING RESULTS

     The Company recorded net income for the three months ended September 30, 1997 of $94,000 or $0.08 per share, compared with a net loss for the three months ended September 30, 1996 of $182,000 or $0.54 loss per share. The improvement in earnings during the third quarter of 1997 compared to the corresponding period in 1996 was primarily the result of the investment of net proceeds of $7.35 million raised from the capital offerings completed on June 30, 1997. During the nine months ended September 30, 1997, the Company recorded a net loss of $118,000 or $0.35 loss per share compared to a net loss of $1.0 million or $3.00 loss per share during the nine months ended September 30, 1996.

     Total interest income for the three and nine month periods ended September 30, 1997 was $2.2 million and $6.2 million, respectively, compared with total interest income for the corresponding periods of 1996 of $2.1 million and $6.7 million, respectively. Total interest expense for the three and nine month periods ended September 30, 1997 was $704,000 and $2.1 million, respectively, compared with total interest expense for the corresponding periods in 1996 of $718,000 and $2.4 million, respectively.

     Net interest income for the three and nine month periods ended September 30, 1997 was $1.5 million and $4.2 million, respectively, compared with net interest income for the corresponding periods of 1996 of $1.4 million and $4.3 million, respectively.

     Reduced levels of interest income, interest expense and net interest income were the direct result of lower volumes of average interest earning assets and average interest bearing liabilities during the nine month period ended September 30, 1997 compared to the corresponding period in 1996.

     No provision was made for loan losses for the nine month periods ended September 30, 1997 and 1996. Loans charged-off during the three and nine month periods ended September 30, 1997 were $45,000 and $695,000, respectively, compared with $66,000 and $1,190,000, respectively, during the corresponding periods in 1996. Recoveries of loans previously charged-off totaled $88,000 and $315,000, respectively, during the three and nine month periods ended September 30, 1997, compared with $54,000 and $437,000, respectively, during the corresponding periods in 1996. Each month the Company reviews the allowance for loan losses and makes provision as needed. As of September 30, 1997, the Company believes, based on its periodic analysis, the allowance for credit losses is adequate to absorb known and inherent risk in the loan portfolio.

     Other operating income decreased during the three and nine month period ended September 30, 1997 to $107,000 and $335,000, respectively, from $124,000 and $408,000, respectively, during the corresponding periods in 1996. The decrease was primarily due to volume reduction in investment and international services.

     Other operating expense decreased during the three and nine month periods ended September 30, 1997 by $172,000 or 10.1%, and $682,000 or 12.9%,
respectively, to $1.5 million and $4.6 million, respectively, from $1.7 million and $5.3 million, respectively, during the corresponding periods in 1996, excluding the legal settlement of $1.0 million recorded during the second quarter of 1996. The reduction of $682,000 or 12.9% for the nine month period ended September 30, 1997 was primarily due to decreases in insurance and regulatory assessments of $96,000, legal services of $221,000 and other professional services of $392,000, partially offset by an increase in salaries and related benefits of $183,000. These reductions are the result of management's continued effort to reduce the utilization of outside consultants through the addition of executive management and the streamlining of operating functions.

     The Company has recognized losses for financial statement purposes which have not yet been recognized on an income tax return. No deferred income tax benefit was recorded for these losses since all available income tax benefits were recognized in prior years. As a result of existing net operating loss carryforwards ("NOL") for financial statement purposes (discussed in the 1996 Form 10-K), the Company's 1997 and 1996 net losses did not give rise to additional income tax benefits. At December 31, 1996, the Company had $22.3 million and $11.8 million of income tax NOL for federal and state income tax purposes, respectively. The federal NOL expires beginning in 2007 through 2011 and the state NOL expires beginning in 1997 through 2001.

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

                                                                       NINE-MONTH PERIODS ENDED
                                           ----------------------------------------------------------------------------
                                                    SEPTEMBER 30, 1997                      SEPTEMBER 30, 1996
                                           --------------------------------------  ------------------------------------
                                            AVERAGE                                 AVERAGE
                                           BALANCES      INTEREST      AVERAGE     BALANCES      INTEREST      AVERAGE
                                           --------       INCOME/       YIELD/     --------       INCOME/       YIELD/
                                            AMOUNT        EXPENSE        RATE       AMOUNT        EXPENSE        RATE
                                           --------      --------      --------    --------      --------      --------
                                                                       (DOLLARS IN THOUSANDS)
Federal funds sold and
 securities purchased under
 agreements to resell...................   $ 13,122       $  540        5.50%      $ 18,466       $  720        5.21%
Interest-bearing deposits
 with  other financial
 institutions...........................          3           --          --             --           --         --
Securities held-to-maturity:
  U.S. Treasury and agency,
   corporate and other
   securities...........................     18,365          916        6.67%            --           --         --
Securities available-for-sale:
  U.S. Treasury and agency,
   corporate and other
   securities...........................      7,590          348        6.13%        18,815          795        5.64%
Loans(1)(2).............................     59,439        4,435        9.98%        72,181        5,179        9.58%
                                           --------       ------                   --------       ------
  Total earning assets..................     98,519        6,239        8.47%       109,462        6,694        8.17%
Nonearning assets:
  Cash and due from banks-demand........      4,778                                   6,096
  Other assets..........................      3,465                                   2,894
  Allowance for credit losses...........     (2,940)                                 (3,741)
                                           --------                                --------
  Total assets..........................   $103,822                                $114,711
                                           ========                                ========
Liabilities and shareholder's equity:
Interest-bearing deposits:
  Demand................................   $  7,464       $   70        1.25%      $  6,177       $   59        1.28%
  Money market and savings..............     20,245          444        2.93%        21,594          476        2.94%
  Time certificates of deposit:
    $100,000 or more....................      7,258          297        5.47%         7,814          320        5.47%
    Under $100,000......................     27,906        1,234        5.91%        34,058        1,513        5.93%
                                           --------       ------                   --------       ------
    Total time certificates
     of deposit.........................     35,164        1,531        5.82%        41,872        1,833        5.85%
                                           --------       ------                   --------       ------
  Total interest-bearing
   deposits.............................     62,873        2,045        4.35%        69,643        2,368        4.54%
Federal funds purchased and
 securities sold under
 agreement to repurchase................        484           18        4.97%         1,402           23        2.19%
Other short-term borrowings.............        173            6        4.64%            --           --         --
                                           --------       ------                   --------       ------
  Total interest-bearing
   liabilities..........................     63,530        2,069        4.35%        71,045        2,391        4.50%
Noninterest-bearing liabilities:
  Noninterest-bearing demand
   deposits.............................     32,236                                  36,489
  Other liabilities.....................      1,039                                   1,507
Shareholders' equity....................      7,017                                   5,670
                                           --------                                --------
  Total liabilities and
   shareholders' equity.................   $103,822                                $114,711
                                           ========       ------                   ========       ------
Net interest income (spread.............                  $4,170        4.11%                     $4,303        3.67%
                                                          ======        ====                      ======        ====
Excess of earning assets over
 interest-bearing liabilities...........   $ 34,989                                $ 38,417
                                           ========                                ========
Net yield on earning assets(3)..........                                5.66%                                   5.25%
                                                                        ====                                    ====

-------------
(1) Average balances of loans outstanding include all nonperforming loans.
(2) Included in interest income on loans are net loan origination fees (costs), representing an adjustment to yield, amounting to $88,000 and $17,000 for the nine-month periods ended September 30, 1997, September 30, 1996, respectively.
(3) Computed on a tax equivalent basis. If customer service expense was classified as interest expense and deducted in computing net interest income, net yield on interest-earning assets would have been 5.37% and 4.95%, respectively, for the nine months ended September 30, 1997 and 1996.

     The weighted average yield on loans receivable was 9.98% for the nine month period ended September 30, 1997, compared with 9.58% for the corresponding period in 1996. This increase was primarily attributable to the increase in the prime interest rate and the renewal and corresponding increase of the interest rate on the Company's largest loan during 1997. The weighted average yield on investment securities was 6.49% during the nine month period ended September 30, 1997 compared with 5.64% for the corresponding period in 1996. This improvement was a result of the purchase of higher yielding investment securities combined with the sale of lower yielding investment securities. The weighted average yield on total earning assets was 8.47% for the nine month period ended September 30, 1997, compared with 8.17% for the corresponding period in 1996. The weighted average rate on interest-bearing deposits was 4.35% for the nine month period ended September 30, 1997, compared with 4.54% for the corresponding period in 1996. This decrease in the weighted average rate was due primarily to the reduction in volume of time certificates of deposit during 1997. The Company analyzes its earnings performance using, among other measures, the interest rate spread (the difference between the yield earned on assets and rates paid on liabilities) and net yield on earning assets (net interest income expressed as a percentage of average total interest-earnings assets).

     During the nine month period ended September 30, 1997, the Company's asset base increased, however, average assets decreased to $103.8 million compared to $114.7 million during the corresponding period in 1996. Average interest-earning assets for the nine month period ended September 30, 1997 decreased to $98.5 million, compared with $109.5 million during the corresponding period in 1996. Average interest-earning assets as a percentage of total average assets for the nine month periods ended September 30, 1997 and 1996 was 95%. Average interest-bearing liabilities for the nine month period ended September 30, 1997 decreased to $63.5 million, compared with $71.0 million during the corresponding period in 1996. Average interest-bearing liabilities as a percentage of total average assets for each of the nine month periods ended September 30, 1997 and 1996 was 61% and 62%, respectively.

     The average balance of noninterest-bearing deposits for the nine month period ended September 30, 1997 decreased to $32.2 million from $36.5 million for the corresponding period in 1996. The average balance of noninterest-bearing deposits as a percentage of total deposits was 34% at September 30, 1997 and September 30, 1996.

     Foregone interest income attributable to nonperforming loans amounted to $48,000 for the quarter ended September 30, 1997, compared with $44,000 for the corresponding period in 1996. (See "Credit Portfolio Composition and Credit Risk" for a discussion of the Company's asset credit quality experience and the effects of nonperforming loans on the provision and allowance for credit losses.)

     The Company's net yield on interest-earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. While these deposits are noninterest-bearing, they are not cost-free funds. The Company incurs substantial other operating expense to provide accounting, data processing and other banking-related services to real estate title and escrow clients to the extent that certain average noninterest-bearing deposits are maintained by such depositors. Client service expense related to these deposits is classified as other operating expense. If client service expenses related to real estate title and escrow clients were classified as interest expense, the Company's reported interest expense would increase and other operating expense would decrease by $79,000 and $81,000 for the quarters ended September 30, 1997 and 1996, respectively, and $193,000 and $257,000 for the nine month period ended September 30, 1997 and 1996, respectively.

CREDIT PORTFOLIO COMPOSITION AND CREDIT RISK

     The following table sets forth certain information concerning the composition of the loan portfolio and the allocation of the allowance for credit losses at the dates indicated.

                                                                                           DECEMBER 31,
                                                                          ----------------------------------------------
                                                             PERCENT                     PERCENT                 PERCENT
                                           SEPTEMBER 30,    OF GROSS                    OF GROSS                OF GROSS
                                                1997          LOANS         1996          LOANS       1995        LOANS
                                           -------------    --------      -------       --------     -------    --------
Loan Portfolio Composition:
  Real estate construction and
   land development........................   $ 3,249           6%        $ 3,441           5%        $ 4,185       5%
  Commercial loans:
    Secured by one to four family
     residential properties................     6,117          11%          6,233          11%          9,637      12%
    Secured by multifamily
     residential properties................     2,506           4%          2,879           5%          2,876       3%
    Secured by commercial real
     properties............................    23,951          42%         26,629          42%         28,734      35%
    Other--secured and unsecured...........    15,480          27%         16,508          26%         27,393      33%
  Home equity lines of credit..............       357           1%            581           1%          3,983       5%
  Consumer installment and unsecured
   loans to individuals....................     5,325           9%          6,545          10%          5,435       7%
                                              -------         ---         -------         ---         -------     ---
Gross loans outstanding....................    56,985         100%         62,816         100%        $82,243     100%
  Deferred net loan origination
   fees and purchased loan discount........      (316)                       (269)                       (231)
                                              -------                     -------                     -------
  Loans receivable.........................   $56,669                     $62,547                     $82,012
                                              =======                     =======                     =======
Allocation of the allowance for
 credit losses:
  Real estate construction and
   land development........................   $    47                     $    42                     $    11
  Commercial loans:
    Secured by one to four family
     residential properties................       255                         479                         205
    Secured by multifamily
     residential properties................        36                          41                          25
    Secured by commercial real
     properties............................       661                         590                         454
    Other--secured and unsecured...........     1,282                       1,642                       2,521
  Home equity lines of credit..............         2                          13                          64
  Consumer installment and unsecured
   loans to individuals....................       305                         161                         523
                                              -------                     -------                     -------
    Allowance allocable to loans
     receivable............................     2,588                       2,968                       3,803
  Commitments to extend credit
   under standby and commercial
   letters of credit.......................         1                           1                           2
                                              -------                     -------                     -------
  Total allowance for credit losses........   $ 2,589                     $ 2,969                     $ 3,805
                                              =======                     =======                     =======
Allowance for credit losses allocable
 as a percent of loans receivable..........      4.57%                       4.75%                       4.64%
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

NONPERFORMING ASSETS

       The following table sets forth certain information concerning nonperforming assets at the dates indicated.

                                                     SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,
                                                          1997          1997         1997          1996
                                                     -------------    --------    ---------    ------------
                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................................      $1,399      $1,271       $  871          $  928
Troubled debt restructurings.........................       5,480       5,487        5,004           5,016
Loans contractually past due 90 days or more
 with respect to either principal or interest
 and still accruing interest.........................          --           2           14             300
                                                           ------      ------       ------          ------
   Nonperforming loans...............................       6,879       6,760        5,889           6,244

Other real estate owned..............................         517         517          519             556
                                                           ------      ------       ------          ------
Total nonperforming assets...........................      $7,396      $7,277       $6,408          $6,800
                                                           ======      ======       ======          ======
Allowance for loan losses as a percent
 of nonaccrual loans.................................       185.1%      200.3%       303.8%          319.9%
                                                           ======      ======       ======          ======
Allowance for loan losses as a percent
 of nonperforming loans..............................        37.6%       37.7%        44.9%           47.5%
                                                           ======      ======       ======          ======
Total nonperforming assets as a percent
 of loans receivable.................................        13.7%       12.2%        10.7%           10.9%
                                                           ======      ======       ======          ======
Total nonperforming assets as a percent
 of total shareholders' equity.......................        60.9%       60.7%       137.2%          140.4%
                                                           ======      ======       ======          ======

       The level of nonperforming assets, as presented above, increased $119,000 during the third quarter of 1997 to $7.4 million from $7.3 million at June 30, 1997. Included in nonperforming assets is other real estate owned of $517,000 at September 30,997 and June 30, 1997.

       Nonaccrual loans increased $128,000 during the third quarter of 1997 to $1.4 million as compared with $1.3 million at June 30, 1997. (See "Net Interest Income and Interest Rate Risk" for a discussion of the effects on operating results of nonaccrual loans.)

       Troubled debt restructurings ("TDR") represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. TDRs totaled $5.5 million at September 30, 1997 and June 30, 1997. Included in TDRs is one loan with a balance of $5.4 million that is secured by a first deed of trust on a single family residence which, as of December 31, 1996, had an appraised value of $10 million. All TDRs are currently performing in accordance with their modified terms.

       Loan delinquencies greater than 30 days past due decreased to $1.1 million or 2.0% of loans receivable at September 30, 1997 from $1.7 million or 2.8% of loans receivable at June 30, 1997. Loans contractually past due 90 days or more and still accruing interest decreased to zero at Septmeber 30, 1997 from $2,000 at June 30, 1997.

       Other real estate owned ("OREO") at September 30, 1997 consisted of two properties totaling $517,000 representing two undeveloped commercially zoned parcels and one residential parcel. The Bank is currently marketing these properties for sale.

ALLOWANCE FOR CREDIT LOSSES

       The following table sets forth information concerning the Company's allowance for credit losses at the dates and for the periods indicated.

                                                                THREE-MONTH                      NINE-MONTH
                                                               PERIODS ENDED                    PERIODS ENDED
                                                      --------------------------------  -------------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                           1997             1996             1997             1996
                                                      ---------------   --------------  ---------------   -------------
                                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of period......................       $2,546           $3,064          $2,969          $3,805
Loans charged-off
       Real estate construction and
        land development............................           --               --              --              --
       Commercial loans
            Secured by one to four
             family residential
             properties.............................           --                9             204               9
            Secured by multifamily
             residential properties.................           --               --              --              --
            Secured by commercial real
             properties.............................           --               --              56              --
            Other-secured and unsecured.............           21               48             365           1,167
       Home equity lines of credit..................           --               --              --              --
       Consumer installment and
        unsecured loans to individuals..............           24                9              70              14
                                                           ------           ------          ------          ------
            Total loan charge-offs..................           45               66             695           1,190
Recoveries of loans previously charged-off
       Real estate construction and
        land development............................           --               --              --              --
       Commercial loans
            Secured by one to four
             family residential
             properties.............................           71               24              71              26
            Secured by multifamily
             residential properties.................           --               --              --              --
            Secured by commercial real
             properties.............................           --               --              --              --
            Other-secured and unsecured.............           10               28             167             376
       Home equity lines of credit..................           --               --              --              --
       Consumer installment and
        unsecured loans to individuals..............            7                2              77              35
                                                           ------           ------          ------          ------
            Total recoveries of loans
             previously charged-off.................           88               54             315             437
                                                           ------           ------          ------          ------
Net loan charge-offs (recoveries)...................          (43)              12             380             753
Provision for loan losses...........................           --               --              --              --
                                                           ------           ------          ------          ------
Balance at end of period............................       $2,589           $3,052          $2,589          $3,052
                                                           ======           ======          ======          ======

       Loans charged-off were $45,000 for the third quarter, as compared with $66,000 for the corresponding period in 1996. Recoveries of loans previously charged-off totaled $88,000 for the third quarter, as compared with $54,000 during the third quarter of 1996. Loan charge-offs were $695,000 and $1,190,000 for the nine month periods ended September 30, 1997 and 1996, respectively, while recoveries for the same period in 1997 and 1996 were $315,000 and $437,000, respectively.

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

       At September 30, 1997 and December 31, 1996, the Bank had classified $6.9 million and $7.2 million of its loans as impaired under SFAS No. 114, respectively, of which specific reserves of $768,000 and $710,000, respectively were allocated to such loans. The average recorded investment in impaired loans during the quarters ended September 30, 1997 and December 31, 1996 was $6.6 million and $7.8 million, respectively. Impaired loans as of September 30, 1997 included nonaccrual loans of $1.4 million. Interest income on impaired loans which are performing is recognized on an accrual basis and interest income on such loans totaled $140,000 and 174,000 for the third quarters of 1997 and 1996, respectively. Interest income recognized on impaired loans during the nine month periods ended September 30, 1997 and 1996 was $399,000 and $567,000, respectively.

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

       The following table shows interest rate sensitivity gaps for different intervals as of September 30, 1997.

                                                                                    1997
                                                                      AMOUNTS MATURING OR REPRICING IN
                                              ---------------------------------------------------------------------------------
                                                              AFTER
                                                 LESS         THREE       AFTER ONE
                                                 THAN        MONTHS          YEAR
                                                THREE      BUT WITHIN     BUT WITHIN      AFTER       NOT RATE
                                                MONTHS      ONE YEAR        5 YEARS      5 YEARS      SENSITIVE         TOTAL
                                              ----------   -----------    ----------    ---------     ---------       ---------
                                                                            (DOLLARS IN THOUSANDS)
ASSETS:
------
Interest-bearing deposits with
 other financial institutions................  $     19       $    --       $    --     $    --       $     --        $     19
Federal Funds sold and securities
 purchased under agreements to resell........     8,200            --            --          --             --           8,200
Securities held-to-maturity..................        --         2,000        15,923          --             --          17,923
Securities held-for-sale.....................        --            --        10,943      13,931             --          24,874
Federal Reserve Bank and other stock.........        --            --            --         338             --             338
Loans receivable.............................    24,630        19,739        10,122       2,178             --          56,669
                                               --------       -------       -------     -------       --------        --------
       Total earning assets..................    32,849        21,739        36,988      16,447             --         108,023
Non-earning assets:
   Cash and due from banks...................        --            --            --          --          6,325           6,325
   Other real estate owned...................        --            --            --          --            517             517
   All other assets..........................        --            --            --          --          2,541           2,541
   Allowance for credit losses...............        --            --            --          --         (2,589)         (2,589)
                                               --------       -------       -------     -------       --------        --------
       Total assets..........................    32,849        21,739        36,988      16,447          6,794         114,817

LIABILITIES AND SHAREHOLDERS' EQUITY:
------------------------------------

Interest-bearing Deposits:
   Interest-bearing demand, money market
    and savings..............................    29,287            --            --          --             --          29,287
   Time certificates of deposit..............    19,364         6,172         7,003          --             --          32,539
Federal funds purchased and securities
 sold under agreements to repurchase.........        57         5,000            --          --             --           5,057
                                               --------       -------       -------     -------       --------        --------
       Total Interest-bearing liabilities....    48,708        11,172         7,003          --             --          68,883
                                               --------       -------       -------     -------       --------        --------
Noninterest-bearing liabilities:
   Noninterest-bearing deposits..............        --            --            --          --         34,593          34,593
   Other liabilities.........................        --            --            --          --          1,207           1,207
   Shareholders' equity......................        --            --            --          --         12,134          12,134
Total liabilities and shareholders' equity...    48,708        11,172         7,003          --         47,934         114,817
                                               --------       -------       -------     -------       --------        --------
Interest rate-sensitivity gap................   (15,859        10,567        29,985      16,447        (41,140)             --
                                               ========       =======       =======     =======       ========        ========
Cumulative interest rate-sensitivity gap.....  $(15,859)      $(5,292)      $24,693     $41,140             --              --
                                               ========       =======       =======     =======       ========        ========
Cumulative rate sensitivity gap as a percent
 of cumulative earning assets................       (48%)         (10%)          27%         38%
                                               ========       =======       =======     =======

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

       As a result of the offerings, the total shareholders' equity of the Company increased to $12.1 million at September 30, 1997 from $4.8 million at December 31, 1996. The following table sets forth the minimum capital ratios required by federal regulations with respect to the Company and by federal regulations and the Formal Agreement with respect to the Bank and the Company's and the Bank's actual ratios as of September 30, 1997 and December 31, 1996, respectively.

                                                 SEPTEMBER 30, 1997                                  DECEMBER 31, 1996
                                    ---------------------------------------------      -------------------------------------------
                                          COMPANY                      BANK                   COMPANY                  BANK
                                    -------------------        ------------------      --------------------    -------------------
                                     AMOUNT      RATIO          AMOUNT      RATIO        AMOUNT      RATIO      AMOUNT       RATIO
                                    --------    -------        --------    ------      ---------    -------    --------     ------
                                                     (UNAUDITED)
                                                                         (DOLLARS IN THOUSANDS)
Risk-based capital(1)(3):
  Tier 1 capital..................  $ 12,151     17.90%       $  7,219     10.80%       $  4,921     6.96%     $  4,911     6.95%
  Tier 1 capital minimum
   requirement....................     2,716      4.00%          6,686     10.00%          2,828     4.00%        7,071    10.00%
                                    --------     -----        --------     -----        --------     ----      --------    -----
    Excess (Deficiency)...........  $  9,435     13.90%       $    533      0.80%       $  2,093     2.96%     $ (2,160)   (3.05%)
                                    ========     =====        ========     =====        ========     ====      ========    =====
  Total capital...................  $ 13,022     19.18%       $  8,077     12.08%       $  5,831     8.25%     $  5,820     8.24%
  Total capital minimum
   requirement....................     5,432      8.00%          5,349      8.00%          5,657     8.00%        5,657     8.00%
                                    --------     -----        --------     -----        --------     ----      --------    -----
    Excess........................  $  7,590     11.18%       $  2,728      4.08%       $    174     0.25%     $    163     0.24%
                                    ========     =====        ========     =====        ========     ====      ========    =====

Total risk-weighted assets........  $ 67,899                  $ 66,863                  $ 70,170               $ 70,170

Capital Leverage Ratio(1)(2)(3):
  Tier 1 capital..................  $ 12,151     10.99%       $  7,219      6.83%       $  4,921     4.68%     $  4,911     4.67%
  Tier 1 capital minimum
   requirement....................     4,422      4.00%          6,870      6.50%       $  4,210     4.00%     $  6,841     6.50%
                                    --------     -----        --------     -----        --------     ----      --------    -----
    Excess (Deficiency)...........  $  7,729      6.99%       $    349      0.33%       $    711     0.68%     $ (1,930)   (1.83%)
                                    ========     =====        ========     =====        ========     ====      ========    =====
Average total assets, as adjusted
 during three-month periods ended
 September 30, 1997 and December
 31, 1996.........................  $110,556                  $105,690                  $105,249               $105,249

(1) The Bank's minimum Tier 1 risk-based capital and Tier 1 capital leverage requirements are based on the provisions of the Formal Agreement, which became effective on December 14, 1995.
(2) The regulatory capital leverage ratio represents the ratio of Tier 1 capital at September 30, 1997 and December 31, 1996 to average total assets during the respective three-month periods then ended.
(3) Tier 1 capital excludes any net unrealized gains or losses on securities available-for-sale recognized in the balance sheet.

FORMAL AGREEMENT

       The Bank entered into a formal agreement with the OCC on December 14, 1995 (the "Formal Agreement"), pursuant to which the Bank is required to maintain (i) Tier 1 capital equal to at least 6.5 percent of the Bank's adjusted total assets ("capital leverage ratio") and (ii) Tier 1 qualifying capital equal to at least 10.0 percent of the Bank's total risk-weighted assets ("Tier
1 risk-based capital ratio"). The Bank's capital leverage ratio and Tier 1 risk-based capital ratio at September 30, 1997 were 7.83% and 10.80%, respectively. At September 30, 1997, the Bank was in compliance with the capital requirements required by the Formal Agreement. The Formal Agreement also requires the Bank to appoint a new chief financial officer (which the Bank had complied with in August, 1996), to make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, to review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, to prepare a written analysis of any new products or services, to maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, to develop a three year capital plan and strategic plan, and to improve the Bank's loan administration. The Company submitted a capital plan for the Bank in February 1996 to the OCC which was amended and resubmitted to the OCC in June 1997. In addition, the Company filed its strategic plan with the OCC in March 1996, which the Company is currently updating. As a result of the foregoing actions and the recently completed offerings, management believes it is currently in compliance with the requirements of the Formal Agreement. However the OCC will make the final determination as to compliance and the Bank may be subject to further regulatory enforcement action by the OCC until the Formal Agreement is lifted.

       The Company entered into a Memorandum of Understanding ("MOU") on October 26, 1995 with the FRB. Effective September 4, 1997 the MOU was terminated by the FRB. Prior to its termination, the MOU prohibited the Company from paying dividends without prior approval of the FRB, required the submission of a plan to increase the Bank's capital ratios, required the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibited the incurrence or renewal of debt without the FRB's approval, restricted cash expenditures in excess of $10,000 in any month and prohibited the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval.

RESTRICTIONS ON DIVIDENDS

       As a result of the offerings and the contribution of $2.5 million in capital into the Bank, the Company (parent company only) had cash and liquid assets of approximately $4.9 million. Despite this fact, the Company is currently prohibited from paying cash dividends by state law.

       As a California corporation, the Company may not make a distribution to its shareholders (which includes a payment of dividends but not stock dividends) unless the Company has sufficient retained earnings under the Retained Earnings Test. The Retained Earnings Test is defined as the Company's retained earnings (determined on a consolidated basis according to generally accepted accounting principles) or if, immediately after giving effect to the distribution, all of the Company's assets equal 1.25 times the Company's liabilities (the "Retained Earnings Test"). The Company's accumulated deficit of $19.8 million as of September 30, 1997 requires the Company to record cumulative net earnings in excess of $19.8 million before a dividend can be paid under the Retained Earnings Test. If assets equal 1.25 times liabilities subsequent to a distribution, the Company may pay a dividend prior to recording cumulative earnings of $19.8 million. At the present time, the Company does not meet the Retained Earnings Test and no assurance can be made as to when, if ever, such test will be met. The terms of the Preferred Stock provide that dividends on the PREFERRED STOCK may be paid commencing June 30, 1999. Notwithstanding the foregoing, the Company may not pay dividends unless the Bank is in full compliance with federal regulatory capital requirements, the Company is permitted by the FRB to pay dividends and the Company meets the Retained Earnings Test. Dividends on the PREFERRED STOCK will not accumulate. The Company cannot assess at this time its ability to pay dividends in the immediate future.

LIQUIDITY

LIQUIDITY MANAGEMENT

       The accompanying consolidated statements of cash flows present certain information about cash flows from operating, investing and financing activities. The Bank's principal cash flows relate to investing and financing activities, rather than operating activities. While the statements present the periods' net cash flows from lending and deposit activities, they do not reflect certain important aspects of the Bank's liquidity, including (i) anticipated liquidity requirements under outstanding credit commitments to customers (ii) intraperiod volatility of deposits, particularly fluctuations in the volume of commercial customers' noninterest-bearing demand deposits, (iii) unused borrowings available under federal funds lines, repurchase agreements and other arrangements and (iv) a credit accommodation facility at a correspondent bank, the Federal Reserve Bank and the Federal Home Loan Bank. An additional source of operating cash flows is net interest income. See "Net Interest Income and Interest Rate Risk" for a discussion of the impact of recent trends and events on this source of operating cash flows. Management monitors the Bank's assets and liabilities on a daily basis to ensure that funding sources remain adequate to meet anticipated demand. While management believes the Bank's funding sources are adequate to meet anticipated demand, no assurance can be made that demand on the Bank's resources will not exceed the Bank's funding sources.

       The Company (parent company only) has limited expenses and funding requirements at the present time. Management believes that the $4.8 million in cash and liquid assets available at the Company (parent company only) at September 30, 1997 will be sufficient to meet its cash flow requirements for the foreseeable future. Pursuant to the terms of the federal banking law and the requirements of the Formal Agreement, the Bank is currently prohibited from paying any cash dividends to the Company, and management does not anticipate that the dividends from the Bank will be a source of liquidity to the Company for the foreseeable future.

LIQUIDITY TRENDS

       Time certificates of deposit of $100,000 or more (excluding the money desk operation) were $6.5 million at September 30, 1997, compared with $5.5 million at December 31, 1996 and $4.9 million at September 30, 1996. In general, deposits of more than $100,000 are considered to be more volatile than fully-insured deposits in denominations of less than $100,000.

       The following table sets forth information concerning average balances concerning the Company's funding sources and liquidity trends for the periods indicated.

                                                                   THREE-MONTH PERIOD ENDED
                                          ---------------------------------------------------------------------------------
                                          SEPTEMBER 30,       JUNE 30,        MARCH 31,      DECEMBER 30,     SEPTEMBER 30,
                                              1997              1997            1997             1996              1996
                                          -------------    -------------    -------------    --------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits:
  Real estate title and escrow company
   customers............................. $ 9,883   10%    $ 9,062   10%    $ 7,947    8%    $ 8,419    9%    $ 8,506    9%
  All other noninterest-bearing demand...  21,875   23%     23,056   25%     24,897   26%     28,181   29%     25,458   25%
Interest-bearing demand, money market
 and savings.............................  30,516   31%     27,016   29%     25,541   26%     26,587   27%     27,326   27%
Time certificates of deposit:
  Money desk operation...................  21,956   23%     24,114   26%     26,359   27%     22,729   23%     24,939   25%
  All other:
    $100,000 or more.....................   6,519    7%      3,516    4%      5,819    6%      5,487    6%      4,865    5%
    Under $100,000.......................   5,507    5%      5,497    5%      6,256    7%      6,726    7%      7,442    8%
                                          -------  ---     -------  ---     -------  ---     -------  ---     -------  ---
     Total time certificates of
      deposit............................  33,982   35%     33,127   35%     38,434   40%     34,942   35%     37,246   38%
                                          -------  ---     -------  ---     -------  ---     -------  ---     -------  ---

       Total deposits.................... $96,256   99%     92,261   99%     96,819  100%     98,129  100%     98,536   99%
Securities sold under agreements to
 repurchase..............................     714    1%        546    1%        131   -          357   -        1,346    1%
                                          -------  ---     -------  ---     -------  ---     -------  ---     -------  ---

       Total funding liabilities......... $96,970  100%    $92,807  100%    $96,950  100%    $98,486  100%    $99,882  100%
                                          =======  ===     =======  ===     =======  ===     =======  ===     =======  ===

Average loan-to-deposit ratio............    59.8%            64.2%            63.6%            64.6%            67.8%
                                          =======          =======          =======          =======          =======

Period-end pledged securities ratio......    22.3%            47.6%            21.7%            21.5%            61.3%
                                          =======          =======          =======          =======          =======

       The Bank maintains a wholesale institutional funds acquisition operation ("money desk"). This operation provided 23% of the Bank's average total funding sources during the third quarter of 1997, as compared with 25% during the third quarter of 1996, while noninterest-bearing demand deposits provided 33% of average total funding sources during the third quarter of 1997, compared with 34% during the comparable 1996 period. The Bank will enhance its efforts to obtain direct, non-brokered funds through its own marketing programs within its own market area, through direct solicitation, as well as by attracting traditional local market area deposits. However, the Bank's policy is to activate the money desk operation, as necessary, if the Bank's liquidity falls below specified levels. Brokered deposits will not be solicited through money desk activities.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in forward-looking statement made by, or on behalf of, the Company.

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

       Interest rates. Management anticipates that interest rate levels will remain generally constant for the balance of 1997, but if interest rates vary significantly from present levels, this may cause the Company's results to differ materially.

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

       Credit quality. A significant source of risk arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with terms of their loans. The Bank has implemented an enhanced process by which it reviews and manages the credit quality of the loan portfolio. The ongoing credit control process includes a stringent risk rating and monitoring system and a periodic (three times per year) review of loans by an independent outside loan review consultant. However, these policies and procedures may not prevent unexpected losses that could adversely affect the Company's results of operations and financial condition.

       While management believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

        Not applicable.

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


                                  NATIONAL MERCANTILE BANCORP
                                          (Registrant)



November 14, 1997                 /s/   SCOTT A. MONTGOMERY
                                  ---------------------------
                                        Scott A. Montgomery
                                      Chief Executive Officer

November 14, 1997                 /s/   JOSEPH W. KILEY III
                                  ---------------------------
                                        Joseph W. Kiley
                                      Chief Financial Officer