Form 10-K
period 1997-12-31
NATIONAL MERCANTILE BANCORP
filed 1998-03-12
CIK 714801

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1997             COMMISSION FILE NUMBER 0-15982

                           NATIONAL MERCANTILE BANCORP
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             CALIFORNIA                                       95-3819685
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

       1840 CENTURY PARK EAST
       LOS ANGELES, CALIFORNIA                                  90067
   (Address to principal executive                            (Zip Code)
              offices)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 277-2265
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.   / /

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on February 13, 1998, was approximately $4,223,732.

     The number of shares of Common Stock, no par value, of the registrant outstanding as of February 13, 1998 was 677,048.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1998 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-K.

                   THIS REPORT INCLUDES A TOTAL OF  73 PAGES
                         INDEX TO EXHIBITS ON PAGE E-1

                          NATIONAL MERCANTILE BANCORP

                               TABLE OF CONTENTS

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                                                      PAGE(S) IN
                                                                         FORM
                                                                         10-K
PART I
------
ITEM 1.     BUSINESS  ...................................................  1

ITEM 2.     PROPERTIES ..................................................  7

ITEM 3.     LEGAL PROCEEDINGS  ..........................................  7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  7

PART II
-------
ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS .........................................  7

ITEM 6.     SELECTED FINANCIAL DATA .....................................  9

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ................................... 11

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................. 43

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE  ................................... 43

PART III
--------
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .......... 43

ITEM 11.    EXECUTIVE COMPENSATION  ..................................... 43

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT  ................................................. 43

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  ............. 43

PART IV
-------
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K .................................................... 44

SIGNATURES  ............................................................. 45

Financial Statements .................................................... F-1

Exhibit Index  .......................................................... E-1

                                    PART I

ITEM 1.   BUSINESS

     Certain matters discussed in this Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995".

     National Mercantile Bancorp (the "Company") is a corporation which was organized under the laws of the State of California on January 17, 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's principal asset is the capital stock of Mercantile National Bank (the "Bank"), which became its wholly owned subsidiary on May 31, 1984. The Company's principal business is to serve as a holding company for the Bank, and for other banking or banking-related subsidiaries which the Company may establish or acquire. Because the Bank comprises substantially all of the business of the Company, references to the "Company" reflect the consolidated activities of the Company and Bank. On February 6, 1986, the Federal Reserve Bank of San Francisco (the "Reserve Bank") approved the Company to engage in lending activities. The Reserve Bank as part of its regulatory oversight may conduct examinations of the Company and its subsidiaries.

     As a legal entity separate and distinct from its subsidiary, the Company's principal source of funds is currently interest earned from its loans and investments. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank to the Company. See Item 14. "Exhibits, Financial Statement Schedules and Reports on Form 8K--Notes to Consolidated Financial Statements for the Three years ended December 31, 1997--Note 14--Availability of Funds from Bank".

     The Bank was organized on October 29, 1981, as a national banking association and obtained a Certificate of Authority to commence the business of banking from the Office of the Comptroller of the Currency (the "OCC") effective March 22, 1982. From its single location in Century City, the Bank currently provides traditional banking services to the niche markets of business and private banking and entertainment in its primary service area, a four-mile radius from its headquarters. The Bank's primary business activities are to generate deposits and loans. In addition, the Bank provides investment and specialized deposit services in order to accommodate the needs of large deposit clients.

COMPETITION

     The banking business is highly competitive. The Bank's primary service area is dominated by a relatively small number of major banks which have many offices operating over a wide geographical area. The Bank competes for loans and deposits primarily with other commercial banks, savings and loan associations, credit unions, and thrift and loan companies, as well as with non-depository institutions, including mortgage companies, commercial finance lenders and providers of money market mutual funds. Non-depository institutions can be expected to increase the extent to which they act as financial intermediaries. Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system. Furthermore, the geographic constraints on portions of the financial services industry can be
expected to continue to erode.   In addition, many of the major commercial
banks operating in the Bank's primary service area offer certain services, such as trust services, which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

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

MONETARY POLICY

     The earnings of the Bank are affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Board of Governors of the Federal Reserve System (Federal Reserve Board) exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in U.S. government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve Board's monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

SUPERVISION AND REGULATION

     Bank holding companies, banks and their non-bank affiliates are extensively regulated under both federal and state law. The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Company's or the Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

     Moreover, major new legislation and other regulatory changes affecting the Company, the Bank, banking and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

BANK HOLDING COMPANIES

     Bank holding companies are regulated under the BHC Act and are supervised by the Federal Reserve Board. Under the BHC Act, the Company files reports of its operations with the Federal Reserve Board and is subject to examination by it.

     The BHC Act requires, among other things, the Federal Reserve Board's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank, or (iii) merge or consolidate with another bank holding company. In 1996, legislation was approved that will substantially streamline the application process for well-capitalized and well-managed bank holding companies.

     In September 1994, the Riegle-Neal Interstate Banking and Branch Efficiency Act (the Riegle-Neal Act) was enacted. Under the Riegle-Neal Act, interstate banking is allowed in three different forms:

     - Effective September 1995, a bank owned by a holding company may acquire a subsidiary bank anywhere in the United States.

     - Effective September 1995, a bank owned by a holding company may act as an agent in accepting deposits or servicing loans for any other bank or savings or loan owned by the holding company.

     - Effective June 1, 1997, a bank itself may establish a branch in another state, but only if the bank's home state permits interstate mergers and branches, and the other state has not passed a law to prohibit interstate mergers or branches.

     Interstate bank subsidiaries and branch banks are subject to concentration limits, Community Reinvestment Act requirements, bank supervisory controls and other restrictions of the Riegle-Neal Act or of state law.

     California law permits bank holding companies in other states to acquire California banks and bank holding companies, provided the acquiring company's home state has enacted "reciprocal" legislation that expressly authorizes California bank holding companies to acquire banks or bank holding companies in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition in California by a bank holding company from the other state.

     The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any activities without the Federal Reserve Board's prior approval other than (1) managing or controlling banks and other subsidiaries authorized by the BHC Act, or (2) furnishing services to, or performing services for, its subsidiaries. The BHC Act authorizes the Federal Reserve Board to approve the ownership of shares in any company, the activities of which have been determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

     Consistent with its "source of strength" policy (see "Capital Adequacy Requirements," below), the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the company's capital needs, asset quality and overall financial condition.

     A bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit.

     The Federal Reserve Board may, among other things, issue cease-and-desist orders with respect to activities of bank holding companies and nonbanking subsidiaries that represent unsafe or unsound practices or violate a law, administrative order or written agreement with a federal banking regulator. The Federal Reserve Board can also assess civil money penalties against companies or individuals who violate the BHC Act or other federal laws or regulations, order termination of nonbanking activities by nonbanking subsidiaries of bank holding companies and order termination of ownership and control of a nonbanking subsidiary by a bank holding company.

NATIONAL BANKS

     The Bank is a national bank and, as such, is subject to supervision and examination by the OCC and requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and limitations on the types of investments that may be made and services that may be offered. Various consumer laws and regulations also affect the Bank's operations. These laws primarily protect depositors and other customers of the Bank, rather than the Company and its shareholders.

     "Brokered deposits" are deposits obtained by a bank from a "deposit broker" or that pay above-market rates of interest. Because the Bank is categorized as a well capitalized financial institution, the Bank can accept brokered deposits without the prior approval of the Federal Deposit Insurance Corporation ("FDIC"). Currently, the Bank is not utilizing brokered deposits.

     The Company's principal asset is its investment in the Bank. The Bank's ability to pay dividends to the Company is limited by certain statutes and regulations. OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock. A national bank may not pay any dividend that exceeds its retained net profits then on hand after deducting its loan losses and bad debts, as defined by the OCC. At December 31, 1997 the Bank did not have funds available for the payment of cash dividends. The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends. The Bank is in compliance with such requirements. The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on the bank's financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Except under certain circumstances and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized. The Bank's ability to pay dividends in the future is, and could be, further influenced by regulatory policies or agreements and by capital guidelines.

     The Bank's ability to make funds available to the Company is also subject to restrictions imposed by federal law on the Bank's ability to extend credit to the Company to purchase assets from it, to issue a guarantee, acceptance or letter of credit on its behalf (including an endorsement or standby letter of credit), to invest in its stock or securities, or to take such stock or securities as collateral for loans to any borrower. Such extensions of credit and issuances generally must be secured and are generally limited, with respect to the Company, to 10% of the Bank's capital stock and surplus.

     The Bank is insured by the FDIC and therefore is subject to its regulations. Among other things, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provided authority for special assessments against insured deposits and required the FDIC to develop a general risk-based assessment system. During 1995, the Bank Insurance Fund reached its targeted level of 1.25% of estimated insured deposits. The FDIC reduced the minimum assessment rate for well capitalized banks to $2,000 per year for 1996. Beginning January 1, 1997, the FDIC collects an assessment against Bank Insurance Fund-assessable deposits to be paid to the Financing Corporation of approximately 1.29 basis points on total deposits, as defined.

     Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended ("CRA"). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low-and moderate-income neighborhoods. The Bank's compliance with CRA is reviewed and evaluated by the OCC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination. Further, an assessment of CRA compliance is also required in connection with applications for OCC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for OCC denial of such an application, or approval may be conditioned upon improvement of the applicant's CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.

     At the conclusion of the most recently completed CRA compliance examination, conducted in 1996, the OCC assigned the Bank a rating of "Satisfactory," the second highest of four possible ratings. From time to time, banking legislation has been proposed that would require consideration of the Bank's CRA rating in connection with applications by the Company or the Bank to the Federal Reserve Board or the OCC for permission to engage in additional lines of business. The Company cannot predict whether such legislation will be adopted, or its effect upon the Bank and the Company if adopted. In April 1995, the federal regulatory agencies issued a comprehensive revision to the rules governing CRA compliance. In assigning a CRA rating to a bank, the new regulations place greater emphasis on measurements of performance in the area of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The new regulations also require increased collection and reporting of data regarding certain kinds of loans. Although the regulation became generally effective on July 1, 1995, various provisions have different effective dates, and the new CRA evaluation criteria will go into effect for examinations beginning on July 1, 1997. Although management cannot predict the impact of the substantial changes in the new rules on the Bank's CRA rating, it will continue to take steps to comply with the requirements in all respects.

     In 1995, the OCC adopted regulations under FDICIA incorporating guidelines establishing standards for safety and soundness, including operational and managerial standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, assets growth and compensation, fees and benefits, as well as prohibiting compensation deemed excessive. If the OCC finds that a bank has failed to meet any applicable standard, it may require the institution to submit an acceptable plan to achieve compliance and, if the bank fails to comply, the OCC must, by order, require it to correct the deficiency. The guidelines are general in nature and are not expected to require material changes in the Bank's operations.

     Banking agencies have recently adopted final regulations which mandate that regulators take into consideration concentrations of credit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. Banking agencies also have recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have proposed a methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, those banking agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

     The OCC has enforcement powers with respect to national banks for violations of federal laws or regulations that are similar to the powers of the Federal Reserve Board with respect to bank holding companies and nonbanking subsidiaries. See "Bank Holding Companies," above.

CAPITAL ADEQUACY REQUIREMENTS

     Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging form zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance. As of December 31, 1997, the Company had a ratio of total capital to risk-weighted assets (total risk-based capital ratio) of 18.25% and a ratio of Tier 1 capital to risk-weighted assets (Tier 1 risk-based capital ratio) of 16.98%, while the Bank had a total risk-based capital ratio of 11.63% and a Tier 1 risk-based capital ratio of 10.36%.

     The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1997, the Company had a Tier 1 leverage ratio of 10.43%, and the Bank's Tier 1 leverage ratio was 6.48%.

     The OCC has adopted regulations under FDICIA establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or under-capitalized, respectively, together with the Company's and Bank's ratios at December 31, 1997:

                                                Total          Tier 1         Tier 1
                                             risk-based      risk-based      leverage
                                           capital ratio    capital ratio      ratio
                                           -------------    -------------    --------
     Actual:
     National Mercantile Bancorp .........      18.25%         16.98%          10.43%
     Mercantile National Bank. ...........      11.63%         10.36%          6.48%

     Minimum:
     Well capitalized (1) ................      10.00%          6.00%          5.00%
     Adequately capitalized ..............       8.00%          4.00%          4.00%  (2)
     Undercapitalized ....................       6.00%          4.00%          3.00%

     (1) A bank may not be classified as well capitalized if it is subject to a specific agreement with OCC to meet and maintain a specific level of capital.
     (2) 3% for institutions having a composite rating of 1 in the most recent OCC examination.

     If any one or more of a bank's ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized or, if in addition, its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the OCC to the next level below that determined by the criteria described above if the OCC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

     Under FDICIA and its implementing regulations, the OCC may subject national banks to a broad range of restrictions and regulatory requirements. A national bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after doing so, it would be undercapitalized. Undercapitalized banks are subject to increased monitoring by the OCC, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the OCC a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized. The OCC may not approve a capital restoration plan unless each company that controls the bank guarantees that the bank will comply with it. Significantly and critically undercapitalized banks are subject to additional mandatory and discretionary restrictions and, in the case of critically undercapitalized institutions, must be placed into conservatorship or receivership unless the OCC and the FDIC agree otherwise.

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan required under FDICIA. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan results in a priority claim to the holding company's assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company's bankruptcy or the subsidiary bank's insolvency.

EMPLOYEES

     As of February 13, 1998, the Company had 6 officers but no employees while the Bank had 43 full-time equivalent employees including 6 of the Company's officers. The Company and the Bank believe that the Bank's relations with its employees are good and it has not encountered a strike or material work stoppage.

ITEM 2.   PROPERTIES

     The Bank leases space in an office building at 1840 Century Park East, Los Angeles, California. The Bank leases approximately 23,883 square feet under its lease at an effective rent per square foot of approximately $2.33 or $55,666 per month for the period November 1, 1995 to October 31, 2000. The effective rent for the period November 1, 2000 to October 31, 2004 will be $2.83 per square foot or $67,607 per month. The rent is subject to annual adjustments for changes in property taxes and operating costs.

     Under the provisions of the lease agreement, the Bank issued the landlord a seven-year warrant to purchase up to 9.9% of the shares of capital stock of the Company at an exercise price of $5.00 per common share which has been adjusted for the 9:09 to 1 reverse stock split completed June 20, 1997 and the 100% common stock dividend paid on February 13, 1998, and an exercise price of $10.00 per share of preferred stock (with such stock being convertible into 2 shares of common stock). The Company also granted the landlord registration rights with respect to capital stock purchased by the landlord (or its assignee) pursuant to the Warrant.

     The Company does not directly own or lease any property. Its administrative offices are located at the Bank's headquarters at 1840 Century Park East, Los Angeles, California 90067.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to routine litigation involving various aspects of its business. Based on present knowledge, management is of the opinion that the final outcome of such lawsuits will not have a material adverse effect upon the Company.

     The Company is not aware of any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the voting securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of shareholders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     Until March 10, 1997, the common stock, no par value ("Common Stock") of the Company was traded on the NASDAQ national tier of the NASDAQ stock market. Since that date the Common Stock has traded in the over-the-counter market on the Nasdaq SmallCap tier of the Nasdaq Stock Market ("NASDAQ SmallCap Market"), under the symbol MBLA. The 6.5% noncumulative convertible preferred stock ("Preferred Stock") of the Company has traded in the NASDAQ SmallCap Market since issuance on June 30, 1997. The following table shows the high and low trade prices of the Company's Common Stock and Preferred Stock for each quarter of 1996 and 1997 as quoted by the NASDAQ. Additionally, there may have been transactions at prices other than those shown during that time.

                                                   Common Stock           Preferred
     Quarter Ended:                               High       Low       High       Low
     --------------                               ----       ---       ----       ---
     March 31, 1996.............................  9.36       5.68       n/a       n/a
     June 30, 1996.............................. 10.82       6.82       n/a       n/a
     September 30, 1996.........................  8.54       5.14       n/a       n/a
     December 31, 1996..........................  5.68       4.55       n/a       n/a
     March 31, 1997.............................  9.66       4.83       n/a       n/a
     June 30, 1997..............................  8.24       5.68       n/a       n/a
     September 30, 1997.........................  7.25       5.75      14.50     12.75
     December 31, 1997..........................  7.88       6.00      14.69     13.50

     The prices of the Common Stock stated above have been restated to reflect both the 9:09 to 1 reverse stock split effective June 20, 1997 and the 100% common stock dividend paid on February 13, 1998. The 100% common stock dividend was accounted for as a 2 for 1 stock split.

     At February 13, 1998, the closing trade price for the Company's Common Stock and Preferred Stock as quoted by Nasdaq was approximately $6.75 and $14.25 per share, respectively. At February 13, 1998, the Company had approximately 243 registered shareholders of record for its Common Stock and approximately 30 registered shareholders of record for its Preferred Stock. The actual number of shareholders for the Common Stock and Preferred Stock is higher as many of the Company's shareholders hold their shares in "street" name as a single holder. At February 13, 1998, approximately 62% and 70% of the Common Stock and Preferred Stock, respectively, was held in street name.

     The Company has not paid a cash dividend on the Common Stock since July 1990, nor a cash dividend on the Preferred Stock since its issuance on June 30, 1997 (dividends are not required to be paid on the preferred stock until October 31, 1999), and there can be no assurance that the Company will generate earnings in the future which would permit the declaration of cash dividends. The Company is prohibited from declaring or paying a cash dividend until the Company has sufficient retained earnings as set forth in the Retained Earnings Test under California General Corporation Law. The Retained Earnings Test is defined as the Company's retained earnings (determined on a consolidated basis according to generally accepted accounting principles) or, if after giving effect to such distribution, all of the Company's assets equal 1.25 times the Company's liabilities. Based on the retained earnings of the Company and the Company's assets and liabilities as of December 31, 1997, it is unlikely the Company will be able to legally pay dividends for the foreseeable future. Further, it is anticipated that for the foreseeable future any earnings that may be generated will be retained for the purpose of increasing the Company's capital and reserves to facilitate growth.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial and other data of the Company for each of the years in the five-year period ended December 31, 1997. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere including the Company's Audited Consolidated Financial Statements and Notes thereto.

ITEM 6a. SELECTED FINANCIAL DATA

                                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------------------------
                                                                1997 (7)        1996           1995          1994            1993
                                                                --------       ------        -------        -------        -------
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
 Interest income..............................................   $8,600         $8,757        $11,634        $20,900        $20,612
 Interest expense.............................................    2,856          3,079          3,979          5,526          5,920
                                                                -------        -------       --------       --------       --------
 Net interest income..........................................    5,744          5,678          7,655         15,374         14,692
 Provision for credit losses..................................        -              -          2,307          7,330          2,000
                                                                -------        -------       --------       --------       --------
 Net interest income after provision for credit losses........    5,744          5,678          5,348          8,044         12,692
 Other operating income (loss)................................      486            502        (1,315)        (2,857)          1,474
 Other operating expense (1)..................................    6,098          8,003         11,233         13,714         14,058
                                                                -------        -------       --------       --------       --------
 Income (loss) before income tax benefit and cumulative
   effect of change in accounting principle...................      132        (1,823)        (7,200)        (8,527)            108
 Income tax benefit...........................................        -            579              -              -              -
                                                                -------        -------       --------       --------       --------
 Net income (loss) before cumulative effect of change in
  accounting principle........................................      132        (1,244)        (7,200)        (8,527)            108
 Cumulative effect of change in accounting principle..........        -              -              -              -             63
                                                                -------        -------       --------       --------       --------
 Net income (loss)............................................     $132       $(1,244)       $(7,200)       $(8,527)           $171
                                                                -------        -------       --------       --------       --------
                                                                -------        -------       --------       --------       --------

PER SHARE DATA:
 Net income (loss) basic (2)..................................    $0.20         $(1.84)       $(10.63)       $(12.68)         $0.26
 Net income (loss) diluted (2)................................     0.08          (1.84)        (10.63)        (12.68)          0.25
 Book value (period end) (3)..................................     5.02           7.14           8.86          15.23          33.13
 Weighted average common shares outstanding (2):..............  677,202        677,260        677,260        672,296        669,146

BALANCE SHEET DATA - AT PERIOD END:
 Assets......................................................  $119,405       $109,416       $131,992       $232,979       $303,120
 Securities...................................................   40,478         18,630         20,417         62,056         83,674
 Loans receivable.............................................   61,252         62,547         82,012        115,284        161,791
 Interest-earning assets......................................  113,880        104,177        123,429        208,634        283,064
 Deposits.....................................................   97,388        103,854        120,243        207,815        268,846
 Shareholders' equity.........................................   12,440          4,845          6,011         10,308         22,199

AVERAGE BALANCE SHEET DATA - AVERAGE BALANCES:
 Assets....................................................... $107,801       $112,303       $149,399       $245,555       $291,166
 Securities...................................................   29,768         17,398         26,681         79,146         93,914
 Loans receivable.............................................   59,336         69,975         95,771        140,079        159,680
 Interest-earning assets......................................  102,007        106,945        138,660        227,009        266,011
 Deposits.....................................................   96,445        104,118        134,218        212,755        251,934
 Shareholders' equity.........................................    8,541          5,500          9,033         19,086         21,713

ITEM 6b.

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                          1997 (7)        1996           1995           1994            1993
                                                          --------       ------         -------        -------        -------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED PERFORMANCE RATIOS:
 Return (loss) on average assets.....................       0.12%         -1.11%         -4.82%         -3.47%          0.06%
 Return (loss) on average shareholders' equity.......       1.55%        -22.61%        -79.71%        -44.68%          0.79%
 Average shareholders' equity to average assets......       7.92%          4.90%          6.05%          7.77%          7.46%
 Net interest spread.................................       4.05%          3.71%          3.77%          5.43%          4.44%
 Net yield on interest-earning assets................       5.63%          5.31%          5.52%          6.77%          5.56%

CAPITAL RATIOS:
 Company:
  Tier 1 risk-based..................................      16.98%          6.96%          6.96%          9.84%         11.94%
  Total risk-based...................................      18.25%          8.25%          8.25%         11.11%         13.25%
  Leverage...........................................      10.43%          4.68%          4.68%          5.65%          7.11%
 Bank:
  Tier 1 risk-based..................................      10.36%          6.95%          6.95%          9.80%         11.65%
  Total risk-based...................................      11.63%          8.24%          8.24%         11.06%         12.95%
  Leverage...........................................       6.48%          4.67%          4.67%          5.62%          6.93%

ASSET QUALITY:
 Nonaccrual loans....................................     $1,201           $928           $573         $3,426         $7,780
 Troubled debt restructurings (4)....................      5,422          5,016          5,167          5,582          5,584
 Loans contractually past due ninety days or
  more with respect to either principal or
  interest and still accruing interest...............          -            300            221          1,507          2,502
                                                          ------         ------         ------         ------         ------
  Total nonperforming loans..........................      6,623          6,244          5,961         10,515         15,866
 Other real estate owned (5).........................        777            556            581          1,529          6,175
                                                          ------         ------         ------         ------         ------
 Total nonperforming assets..........................     $7,400         $6,800         $6,542        $12,044        $22,041
                                                          ------         ------         ------         ------         ------
                                                          ------         ------         ------         ------         ------

ASSETS QUALITY RATIOS:
 Nonaccrual loans to loans receivable................        2.0%           1.5%           0.7%           3.0%           4.8%
 Nonaccrual assets to total assets (6)...............        1.7%           1.4%           0.9%           2.1%           4.6%
 Allowance for credit losses to loans receivable.....        3.3%           4.7%           4.6%           2.7%           4.1%
 Allowance for credit losses to nonaccrual loans.....      168.4%         319.9%         664.0%          89.4%          86.1%
 Net charge-offs to average loans receivable.........        1.6%           1.2%           1.6%           7.8%           0.8%

-----------------------
     (1) Includes a legal settlement of $1.0 million for the year ended December 31, 1996.

     (2) The weighted average number of shares of Common Stock outstanding for the years ended December 31, 1996, 1995 and 1994 was used to compute diluted loss per share data as the use of average shares outstanding including Common Stock equivalents would be antidilutive. The weighted average number of shares used to compute diluted earnings per share in 1997 and 1993 was 1,629,796 and 697,744, respectively.

     (3) Book value per share numbers are based on the number of shares outstanding at period end (including the assumed conversion of 900,000 shares of Preferred Stock into 1,800,000 shares of Common Stock at December 31, 1997) and does not give effect to outstanding options and warrants to purchase Common Stock.

     (4) Includes one loan, a trouble debt restructuring with a principal balance of $5.4 million at December 31, 1997 and $4.9 million at December 31, 1996, 1995, 1994 and 1993. This loan is secured by a first deed of trust on a single-family residence which, as of January 1998, had an appraised value of $10.0 million.

     (5) Includes OREO acquired by the Bank through legal foreclosure and/or deed-in-lieu of foreclosure.

     (6) Nonaccrual assets are comprised of nonaccrual loans plus OREO.

     (7) On June 30, 1997 the Company completed the sale of 900,000 shares of Preferred Stock through a private offering and rights offering in which the Company raised net proceeds of $7.35 million ("Capital Offerings").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     National Mercantile Bancorp (the "Company") is the holding company for Mercantile National Bank (the "Bank"). In light of the fact that the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 7 reflect the consolidated activities of the Company and the Bank.

OVERVIEW

    The operating results for 1997 reflected a reversal of trends recently experienced by the Company over the past several years. This reversal was evident by the Company's growth in assets during the second half of 1997 along with net income of $344,000 during this same period, which offset declining asset trends and net losses of $212,000 during the first six months of 1997. The 1997 results were the culmination of management's plan to restructure the balance sheet and reduce operating expenses over the past three years combined with the Capital Offerings completed on June 30, 1997.

     The Company recorded net income for the year ended December 31, 1997 of $132,000 or $0.08 diluted earnings per share, compared with a net loss for the year ended December 31, 1996 of $1.2 million or $1.84 loss per share. The operating results for 1997 reflect the first year in which the Company has recorded net income since 1993. The improvement in earnings during 1997 compared to 1996 was the result of a reduction in other operating expense of $1.9 million and to a lesser extent an increase in the net interest margin brought about by the investment of $7.35 million of net proceeds raised in the Capital Offerings completed on June 30, 1997.

     Total assets increased during the second half of 1997 reversing a decreasing asset trend which began during 1991. At December 31, 1997, the Company's total assets increased by $10.0 million or 9.1% to $119.4 million from $109.4 million at December 31, 1996. This increase was funded primarily by the net proceeds of $7.35 million raised in the Capital Offerings and an increase in other borrowings and securities sold under agreements to repurchase of $8.5 million. Partially offsetting these increases was a decrease of $6.5 million in deposits, compared to 1996.

     Substantially all asset growth was in the investment securities portfolio. Investment securities increased to $40.5 million at December 31, 1997 from $18.6 million at December 31, 1996. This increase was primarily due to the purchase of $33.0 million of U.S. government and federal agency securities partially offset by sales and maturities of similar securities totaling $11.3 million. Net unrealized gains on securities available-for-sale at December 31, 1997 was $38,000 compared with losses of $76,000 at December 31, 1996. In addition, during 1997 the Company purchased stock in the Federal Home Loan Bank and Pacific Coast Bankers Bank totaling $413,000.

     Loans receivable at December 31, 1997 remained relatively unchanged at $61.3 million compared to $62.6 million at December 31, 1996. Loans secured by real estate decreased to 56% of total loans outstanding at December 31, 1997 compared to 64% at December 31, 1996.

     The allowance for credit losses was $2.0 million or 3.3% of loans receivable at December 31, 1997 compared to $3.0 million or 4.8% of loans receivable at December 31, 1996. This decrease is the result of net loan charge-offs of $946,000 during 1997.

     Nonaccrual loans increased to $1.2 million at December 31, 1997 or 2.0% of loans receivable compared to $928,000 or 1.5% at December 31, 1996. Other real estate owned totaled $777,000 at year end 1997, an increase of $221,000 from $556,000 a year earlier.

     Based on its review of the loan portfolio, management considers the allowance for credit losses to be adequate. However, credit quality will be influenced by underlying trends in the economic cycle, particularly for Southern California, among other factors, which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluations of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses.

     On June 30, 1997, the Company completed the sale of 900,000 shares of Preferred Stock in the Capital Offerings in which the Company raised net proceeds of $7.35 million. The primary purpose of the Capital Offerings was to enable the Company to downstream capital into the Bank in order to comply with the requirements of the formal agreement ("Formal Agreement") and the Memorandum of Understanding ("MOU") entered into between the Bank and the Office of the Comptroller of the Currency (the "OCC") dated December 14, 1995 and the Company and the Federal Reserve Bank of San Francisco ("the FRB") dated October 26, 1995, respectively. As of September 4, 1997 and November 18, 1997 the MOU and Formal Agreement, respectively, were terminated by the FRB and OCC, respectively. The Company contributed $2.5 million in capital to the Bank on June 30, 1997. The remaining portion of the net proceeds have been retained for general corporate purposes to facilitate the implementation of the business strategies of the Company.

     As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (e.g., '95' is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99') could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its data processing vendors to assure that the Bank is prepared for the year 2000 and has developed a detailed project plan to address the possible exposures related to the impact on its computer systems as well as those of its vendors/partners and key clients. Critical financial information and operational systems have been assessed and a time and action plan has been developed to ensure testing of systems modifications by December 31, 1998. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

Table 1

Operations Summary

                                                       Year      Increase        Year      Increase
                                                      Ended     (Decrease)      Ended     (Decrease)       Year ended December 31,
                                                               ------------              ------------    --------------------------
                                                      1997     Amount    %      1996    Amount     %      1995     1994      1993
                                                      -----    ------   ---     -----   -----     ---     ----     ----      ----
                                                                                   (Dollars in thousands)
Interest income . . . . . . . . . . . . . . . .   $8,600    $(157) (1.8%)   $8,757  $(2,877)  (24.7%)  $11,634   $20,900   $20,612
Interest expense. . . . . . . . . . . . . . . .    2,856     (223) (7.2%)    3,079     (900)  (22.6%)    3,979     5,526     5,920
                                                  ------   ------  -----    ------  -------   ------   -------   -------   -------
Net interest income                               5,744       66    1.2%     5,678   (1,977)  (25.8%)    7,655    15,374    14,692
Provision for credit losses . . . . . . . . . .       -        -      -          -   (2,307) (100.0%)    2,307     7,330     2,000
Other operating income. . . . . . . . . . . . .     486      (16)  (3.2%)      502    1,817  (138.2%)   (1,315)   (2,857)    1,474
Other operating expense . . . . . . . . . . . .   6,098   (1,905) (23.8%)    8,003   (3,230)  11,233    (2,198)   13,714    14,058
                                                  ------   ------  -----    ------  -------   ------   -------   -------   -------
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle. . . . . . . . . . . . .     132    1,955  (107.2%)  (1,823)   5,377   (74.7%)   (7,200)   (8,527)      108
Income tax benefit. . . . . . . . . . . . . . .       -      579  (100.0%)    (579)    (579)    0.0%          -        -         -
Income (loss) before cumulative effect
  of change in accounting principle . . . . . .     132    1,376  (110.6%)  (1,244)   5,956   (82.7%)   (7,200)   (8,527)      108
Cumulative effect of change of
  accounting principle. . . . . . . . . . . . .       -        -     0.0%         -      -      0.0%          -       -         63
                                                  ------   ------  -----    ------  -------   ------   -------   -------   -------
  Net income (loss) . . . . . . . . . . . . . .    $132   $1,376  (110.6%) $(1,244)  $5,956   (82.7%)  $(7,200)  $(8,527)    $171
                                                  ------   ------  -----    ------  -------   ------   -------   -------   -------
                                                  ------   ------  -----    ------  -------   ------   -------   -------   -------

RESULTS OF OPERATIONS

NET INTEREST INCOME
   The Company's earnings depend largely upon the difference between the income received from its loan and investment portfolios and the interest paid on its liabilities, primarily interest paid on deposits. This difference is net interest income. Net interest income represents the Company's most significant source of earnings. The Company's ability to generate profitable levels of net interest income is largely dependent on its ability to maintain sound asset quality and appropriate levels of capital and liquidity. The Company's inability to maintain strong asset quality, capital or liquidity may adversely affect (i) the ability to accommodate desirable borrowing customers, thereby inhibiting growth in quality higher-yielding earning assets; (ii) the ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

 1997 COMPARED TO 1996.

   Net interest income remained virtually unchanged during 1997 compared to 1996 totaling $5.7 million for each year. However, the components of net interest income changed during 1997, reflecting an increase in interest income from securities offset by a corresponding decrease in interest income from loans, compared to 1996. Average earning assets decreased during 1997 to $102.0 million compared to $106.9 million during 1996. This $4.9 million or 4.6% decrease in average earning assets was primarily the result of a $10.6 million reduction in average loans receivable which was partially offset by the investment of $7.35 million of net proceeds raised form the Capital Offerings combined with an increase in other borrowings and securities sold under agreements to repurchase. During the first half of 1997, the Company's average earning assets decreased primarily due to the reduction of the Company's deposits. However, this trend reversed during the second half of 1997, as the Company began to experience growth of its average earning assets created by the net proceeds of the Capital Offerings and an increase in borrowings. The average yield on interest-earning assets was 8.43% during the year ended December 31, 1997, an increase of 24 basis points from the average yield of 8.19% during the year ended December 31, 1996, primarily as a result of increased volume and yield of investment securities. During 1997, the rates paid on interest-bearing liabilities decreased 10 basis points to 4.38% from 4.48% for 1996. As a result, the net yield on interest-earning assets increased 32 basis points to 5.63% during the year ended December 31, 1997, from 5.31% during the year ended December 31, 1996.

    Average loans receivable decreased to $59.3 million in 1997 from $70.0 million in 1996, a decrease of $10.7 million or 15.3%. The majority of this decrease was reflected by the payoffs and maturities of loans primarily secured by real estate. The decrease in real estate loans was partially offset by the growth of the commercial loan portfolio due to the Company's emphasis in this area. The Company's loan portfolio continued to experience a decrease during 1997 consistent with the past several years. However, this trend reversed during the fourth quarter of 1997 when the Company experienced an increase in loans receivable.

    Average total investment securities increased to $29.8 million during 1997 from $17.4 million during 1996. This increase was primarily driven by the net proceeds of the Capital Offerings, reduction in the Company's liquidity needs as a result of the termination of the Formal Agreement and MOU and an increase in the Company's borrowings. The average yield on investment securities increased to 6.52% during 1997 compared to 5.69% during 1996, representing an 83 basis point or 14.6% increase. During 1997 and 1996, the Company disposed of its lower yielding investment securities and reinvested the proceeds into higher yielding investment securities, resulting in the increased yields during 1997. These investment transactions were consistent with the Company's strategy to restructure its balance sheet.

    Average noninterest-bearing deposits decreased to $33.0 million during 1997 from $36.5 million during 1996, a decrease of $3.5 million or 9.7%. Similarly, average interest-bearing deposits decreased to $63.5 million during 1997 from $67.6 million during 1996, a decrease of $4.1 million or 6.0%. The decreases occurred primarily during the first six months of 1997, prior to the completion of the Capital Offerings and during the time in which the Company was subject to regulatory enforcement actions, specifically the Formal Agreement and MOU. However, during the last six months of 1997, average deposits increased as a result of increased marketing efforts.

    Average securities sold under agreements to repurchase increased to $1.6 million during 1997 compared to $1.1 million during 1996. This $497,000 or 43.6% increase facilitated the growth of investment securities during 1997 and, to a lesser extent, offset the decrease in average deposits during 1997. In addition, the Company borrowed $3.5 million from the Federal Home Loan Bank ("FHLB") at the end of the fourth quarter of 1997, which accounted for the increase in other borrowings from 1996.

     TABLE 2
     RATIOS TO AVERAGE ASSETS

                                                           1997          1996          1995          1994          1993
                                                          ------        ------        ------        ------        ------
     Net interest income . . . . . . . . . . . . . .       5.33%         5.06%         5.12%         6.26%         5.05%
     Other Operating income (loss) . . . . . . . . .       0.45%         0.45%        (0.88%)       (1.16%)        0.51%
     Provision for credit losses . . . . . . . . . .       0.00%         0.00%        (1.54%)       (2.99%)       (0.69%)
     Other operating expense . . . . . . . . . . . .      (5.66%)       (7.13%)       (7.52%)       (5.58%)       (4.83%)
                                                          ------        ------        -------       ------        -------
     Income (loss) before income taxes and
      cumulative effect of change in
      accounting principle . . . . . . . . . . . . .       0.12%         1.62%        (4.82%)       (3.47%)        0.04%
                                                          ------        ------        -------       ------        -------
     Net income (loss) before cumulative effect
      of change in accounting principle. . . . . . .       0.12%        (1.11%)       (4.82%)       (3.47%)        0.04%
                                                          ------        ------        -------       ------        -------
      Net income (loss). . . . . . . . . . . . . . .       0.12%        (1.11%)       (4.82%)       (3.47%)        0.06%
                                                          ------        ------        -------       ------        -------
                                                          ------        ------        -------       ------        -------

    1996 COMPARED TO 1995

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

    Average interest-earning assets decreased $31.8 million to $106.9 million during the year ended December 31, 1996, from $138.7 million during the year ended December 31, 1995. Average interest-bearing liabilities decreased $17.4 million to $68.7 million during the year ended December 31, 1996, from $86.1 million during the year ended December 31, 1995. These reductions were the result of management's restructuring plan that emphasized the reduction of criticized and classified assets and nonstrategic loan and deposit relationships. This planned restructuring was borne by management's intention to improve liquidity and maintain capital levels above regulatory minimums, in response to prolonged operating losses that eroded shareholders' equity.

    Average loan volume continued to decline, decreasing to $70.0 million during the year ended December 31, 1996, compared to $95.8 million during the same period in 1995. The volume of outstanding loans has continued to decline during 1996 due to scheduled loan amortizations and management's planned restructuring of the loan portfolio to reduce criticized and classified assets and non-strategic loan relationships.

    COMPARISON OF NET YIELD AND INTEREST RATE SPREAD

    The Company analyzes its earnings performance using, among other measures, the interest rate spread and net yield on earning assets. The interest rate spread represents the difference between the interest yield received on earning assets and the interest rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets or net interest margin. The Company's net yield on interest-earning assets is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the

Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the action of the Federal Reserve Board. Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate. Table 4 presents the average yield on each category of earning assets, average rate paid on each category of interest-bearing liability, and the resulting interest rate spread and net yield on earning assets for each year in the three-year period ended December 31, 1997. Yields on tax-exempt investment securities presented in Table 4 have not been adjusted to a fully taxable equivalent to recognize the income tax savings and to facilitate comparison of taxable and tax-exempt assets because of utilized net operating loss carryforwards.

    The Bank's net yield on interest-earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Average noninterest-bearing demand deposits totaled $33.0 million during 1997, representing 34.2% of average deposits, compared to $36.5 million, representing 35.1% of average deposits during 1996. Of these noninterest-bearing demand deposits during 1997, $9.8 million or 29.6% of average deposits were represented by real estate title and escrow company deposits, compared to $8.8 million or 24.0% of average deposits during 1996. While these deposits are noninterest-bearing, they are not cost-free funds. Customer service expenses, primarily costs related to external accounting, data processing and courier services provided to title and escrow company depositors are incurred by the Bank to the extent that certain average noninterest-bearing deposits are maintained by such depositors.
Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers were classified as interest expense, the Bank's reported net interest income for the years ended December 31, 1997, 1996, and 1995, would be reduced by $282,000, $349,000 and $489,000, respectively. Similarly, this would create identical reductions in other operating expense. The net yield on interest-earning assets for the years ended December 31, 1997, 1996, and 1995, would have decreased 28 basis points, 33 basis points, and 35 basis points, respectively.

Table 3

Increase (Decrease) in Interest Income/Expense Due to Change in
Average Volume and Average Rate (1)

                                               1997 vs 1996                   1996 vs 1995                    1995 vs 1994
                                      ------------------------------  -----------------------------  ------------------------------
                                           Increase                       Increase                        Increase
                                      (Decrease) due to:     Net      (Decrease) due to:    Net      (Decrease) due to:     Net
                                      -------------------  Increase   ------------------  Increase   ------------------   Increase
                                      Volume    Rate      (Decrease)  Volume   Rate      (Decrease)  Volume   Rate       (Decrease)
                                      ---------------------------------------------------------------------------------------------
Interest Income:
Federal funds sold................. $  (35)      $ 37       $(314)     $206    $(115)    $    91   $   357     $243         $600
Interest-bearing deposits with
 other financial institutions......      -          3           3        (7)       -          (7)        9       (5)           4
Securities held-to-maturity:
 U.S. Government and federal
  agency, and other securities.....  1,192        (60)      1,132         -       62          62         -        -            -
 Tax-exempt municipal securities...      -          -           -                              -                               -
Securities available-for-sale:
 U.S. Government and federal
  agency, and other securities.....   (264)        82        (182)     (526)      71        (455)   (2,122)    (119)      (2,241)
  Tax-exempt municipal securities..      -          -           -       (12)       -         (12)      (42)       5          (37)
 Loans receivable (2).............. (1,025)       229        (796)   (2,505)     (51)     (2,556)   (5,109)  (1,743)      (6,852)
                                    ------       ----       -----   -------     ----     -------   -------  -------      -------
  Total interest-earning assets.... $ (448)      $291       $(157)  $(2,844)    $(33)    $(2,877)  $(7,517) $(1,619)     $(9,136)
                                    ------       ----       -----   -------     ----     -------   -------  -------      -------
                                    ------       ----       -----   -------     ----     -------   -------  -------      -------

Interest Expense:
Interest-bearing deposits:
 Demand............................ $   17       $ (3)      $  14    $  (27)    $(34)    $   (61)  $   (33)     $26      $    (7)
 Money market and savings..........     (6)         6           -      (257)    (111)       (368)     (347)      74         (273)
 Time certificates of deposit:
   $100,000 or more................     49         (4)         45       (86)     (37)       (123)     (107)     177            70
   Under $100,000..................   (363)         6        (357)     (244)     (19)       (263)   (1,675)     556        (1,119)
                                    ------       ----       -----   -------     ----     -------   -------  -------      --------
 Total time certificates of
  deposit..........................   (314)         2        (312)     (330)     (56)       (386)   (1,782)     733        (1,049)
                                    ------       ----       -----   -------     ----     -------   -------  -------      --------
 Total interest-bearing deposits...   (303)         5        (298)     (614)    (201)       (815)   (2,162)     833        (1,329)
 Other borrowed funds..............      -          7           7
  Securities sold under agreements
   to repurchase and other
   borrowings......................     11         57          68       (80)      (5)        (85)     (203)     (15)         (218)
   Total interest-bearing
    liabilities.................... $ (292)      $ 69       $(223)  $  (694)   $(206)    $  (900)  $(2,365) $   818      $ (1,547)
                                    ------       ----       -----   -------     ----     -------   -------  -------      --------
 Net interest income                $ (156)      $222       $  66   $(2,150)    $173     $(1,977)  $(5,152) $(2,437)     $ (7,589)
                                    ------       ----       -----   -------     ----     -------   -------  -------      --------
                                    ------       ----       -----   -------     ----     -------   -------  -------      --------

   (1) The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
   (2) Table does not include interest income that would have been earned on nonaccrual loans.

TABLE 4
AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME



                                                   Year ended                    Year ended                     Year ended
                                                December 31, 1997             December 31, 1996              December 31, 1995
                                            ---------------------------   ---------------------------    --------------------------
                                                      Interest  Average             Interest  Average             Interest  Average
                                            Average   Income/   Yield/    Average   Income/   Yield/     Average   Income/   Yield/
                                            Amount    Expense   Rate      Amount    Expense   Rate       Amount    Expense   Rate
                                            ---------------------------   ---------------------------    --------------------------
                                                                             (Dollars in thousands)
Assets:
Federal funds sold and securities
 purchased under agreements to resell.... $ 12,862     $  710   5.52%    $19,572    $ 1,024   5.23%      $ 16,034  $   933   5.82%
Interest-bearing deposits with other
 financial institutions..................       41          3   7.33%          -          -      -            174        7   4.02%
Securities held to maturity: U.S.
 Treasury and agency, corporate and
 other securities........................   17,960      1,194   6.65%        888         62   6.98%             -        -      -
Securities available for sale:
 U.S. Treasury and agency, corporate
  and other securities...................   11,808        746   6.32%     16,510        928   5.62%        26,636    1,383   5.19%
 Tax-exempt municipal securities.........        -          -      -           -          -      -             45       12  26.67%
Loans receivable (1) (2).................   59,336      5,947  10.02%     69,975      6,743   9.64%        95,771    9,299   9.71%
                                          --------     ------           --------    -------              --------  -------
 Total interest earning assets...........  102,007     $8,600   8.43%    106,945    $ 8,757   8.19%       138,660  $11,634   8.39%
                                                       ------                       -------                        -------
                                                       ------                       -------                        -------

Noninterest earning assets:
 Cash and due from banks - demand........    4,957                         5,878                            9,403
 Other assets............................    3,491                         2,887                            4,840
 Allowance for credit losses.............   (2,654)                       (3,407)                          (3,504)
                                          --------                      --------                         --------
 Total assets............................ $107,801                      $112,303                         $149,399
                                          --------                      --------                         --------
                                          --------                      --------                         --------

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME



                                                   Year ended                    Year ended                     Year ended
                                                December 31, 1997             December 31, 1996              December 31, 1995
                                            ---------------------------   ---------------------------    --------------------------
                                                      Interest  Average             Interest  Average             Interest  Average
                                            Average   Income/   Yield/    Average   Income/   Yield/     Average   Income/   Yield/
                                            Amount    Expense   Rate      Amount    Expense   Rate       Amount    Expense   Rate
                                            ---------------------------   ---------------------------    --------------------------
                                                                             (Dollars in thousands)

Liabilities and shareholders' equity:
Interest-bearing deposits:
 Demand.................................. $  7,239     $   90   1.24%   $  5,914    $    76   1.29%     $ 7,341    $  137     1.87%
 Money market and savings................   21,359        634   2.97%     21,556        634   2.94%      29,001     1,002     3.46%
 Time certificates of deposit:
  $100,000 or more.......................    8,341        464   5.56%      7,465        419   5.61%       8,876       542     6.11%
  Under $100,000.........................   26,518      1,568   5.91%     32,665      1,925   5.89%      36,754     2,188     5.95%
                                          --------     ------           --------    -------             -------    ------
 Total time certificates of deposit......   34,859      2,032   5.83%     40,130      2,344   5.84%      45,630     2,730     5.98%
                                          --------     ------           --------    -------             -------    ------
 Total interest-bearing deposits.........   63,457      2,756   4.34%     67,600      3,054   4.52%      81,972     3,869     4.72%
Other borrowed funds.....................      143          7   4.89%         --         --     --           --        --       --
Federal funds purchased and securities
 sold under agreements to repurchase.....    1,637         93   5.68%      1,140         25   2.19%       4,154       110     2.65%
                                          --------     ------           --------    -------             -------    ------
 Total interest-bearing liabilities......   65,237     $2,856   4.38%     68,740    $ 3,079   4.48%      86,126    $3,979     4.62%
                                                       ------                       -------                        ------
                                                       ------                       -------                        ------

Noninterest-bearing liabilities:
 Noninterest bearing demand deposits.....   32,988                        36,518                        52,246
 Other liabilities.......................    1,035                         1,545                         1,994
Shareholders' equity.....................    8,541                         5,500                         9,033
                                          --------                      --------                        ------
Total liabilities and shareholders'
 equity.................................. $107,801                      $112,303                      $149,399
                                          --------                      --------                      --------
                                          --------                      --------                      --------
Net interest income (spread).............              $5,744   4.05%               $  5,678  3.71%                $7,655     3.77%
                                                       ------                       --------                       ------
                                                       ------                       --------                       ------
 Net yield on earning assets (2).........                       5.63%                         5.31%                           5.52%


---------------------
(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $130,000, $24,000 and $150,000 for the years ended December 31, 1997, 1996 and
1995 respectively.

PROVISION FOR CREDIT LOSSES

  Provisions for credit losses charged to operations reflect management's judgment of the adequacy of the allowance for credit losses and is determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Reports produced internally are provided to the Board of Directors. For 1997 and 1996, the Company did not record a provision for credit losses compared to a provision of $2.3 million for 1995. In 1997, net charge offs totaled $946,000 compared to $836,000 in 1996 and $1.6 million in 1995.

  The combination of the leveling-off of net charge offs, a change in the risk profile of the loan portfolio, the continued reduction in problem loans, and the improvement of the Southern California economy allowed the Company not to record any provision for credit losses in 1997 and 1996. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, among other factors, which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan losses, in any particular period, that are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through charges to the provision for credit losses. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995", below.

OTHER OPERATING INCOME

  Other operating income decreased by $16,000 or 3.2% to $486,000 in 1997 compared to $502,000 in 1996. Other operating income increased in 1996 by $1.8 million or 138.2% from a loss of $1.3 million in 1995 resulting from the absence of significant losses from securities transactions which occurred during 1995. A breakdown of other operating income by category is reflected below:

TABLE 5
OTHER OPERATING INCOME



                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                                    INCREASE                         INCREASE
                                                                   (DECREASE)                       (DECREASE)
                                                                 ----------------                ---------------
                                                       1997      AMOUNT      %        1996       AMOUNT       %      1995
                                                       ----      ------    ------     ----       ------      ---    -----
                                                                               (DOLLARS IN THOUSANDS)
OTHER OPERATING (LOSSES) INCOME:
 Securities transactions:
 Net gain (loss) on sale of securities available-
 for-sale.............................................  $(37)    $(34)     (1133%)    $  (3)     $1,230      100%   $(1,233)
 Loss on termination of interest swap.................     -        -          -          -       1,294      100%    (1,294)
 FEE INCOME:
 International services...............................   128        4       3.23%        124       (100)     (45%)      224
 Investment services..................................    18      (55)       (75%)        73       (181)     (71%)      254
 Deposit and other customer services..................   377       69      22.40%        308       (429)     (58%)      737
 OTHER:
 Other income-shareholder's insurance claim...........     -        -          -           -       (730)    (100%)      730
 Loss on other real estate owned......................     -        -          -           -        733      100%      (733)
                                                        ----     ----       ----        ----     ------     ----    -------
  Total other operating (loss) income.................  $486     $(16)        (3%)      $502     $1,817      138%   $(1,315)
                                                        ----     ----       ----        ----     ------     ----    -------
                                                        ----     ----       ----        ----     ------     ----    -------

 SECURITIES TRANSACTIONS

  During 1997, the Company continued to restructure its investment portfolio in an effort to increase yield, reduce volatility to unexpected market changes, and stagger maturities to meet overall liquidity requirements. Accordingly, during the year ended December 31, 1997, the Company sold $3.9 million of investment securities available-for-sale, realizing a net loss of $37,000 compared to a net loss of $3,300 in 1996 and a net loss of $1.2 million in 1995. The losses realized in 1997 and 1996 resulted from the Company's sale of low yielding securities for reinvestment into higher yielding assets. During 1995, the Bank sold $46.9 million of investment securities available for sale, and terminated a related interest rate swap contract, realizing a net loss of $1.2 million on the sale of securities and a loss of $1.3 million on the termination of the interest rate swap contract. The net unrealized gains on securities available-for-sale increased by $114,000 to $38,000 at December 31, 1997, compared to losses of $76,000 at December 31, 1996.

 FEE AND OTHER INCOME

  Fee income related to international, investment and deposit services increased by $18,000 or 3.6% to $523,000 during the year ended December 31, 1997, compared to fee income of $505,000 in 1996. This increase is primarily due to an increased effort to market deposit services combined with a focus on the realization of such fees during a period that the Company experienced an overall decrease in the deposit base. Fee income related to investment services decreased significantly as a result of a restructuring of the means by which the services are delivered, described below. During 1996 fee income related to international, investment and deposit services decreased $710,000 or 58.4% to $505,000 from $1.2 million in 1995. The international services department was closed in December 1995, resulting in reduced letter of credit and foreign exchange functions during 1996.

  Other income for the year ended December 31, 1995, included $730,000 of income from insurance proceeds resulting from the settlement of a lawsuit, offset by losses on other real estate owned of $733,000.

  During 1996, the Bank restructured its investment service division by forming a strategic alliance with an investment brokerage firm. This strategic alliance enables the Bank to continue to provide a wide array of products at significantly reduced overhead costs. In addition, the Bank has reviewed the fee structure of its deposit-related services and has made the necessary changes to ensure such services are competitively priced beginning in 1998.

OTHER OPERATING EXPENSE

  Other operating expense totaled $6.1 million in 1997, a decrease of $1.9 million from 1996 which was down $3.2 million from 1995. A breakdown of other operating expense by category is reflected below:

TABLE 6
OTHER OPERATING EXPENSES


                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------
                                                                    INCREASE                         INCREASE
                                                                   (DECREASE)                       (DECREASE)
                                                                 ----------------                ---------------
                                                       1997      AMOUNT      %        1996       AMOUNT       %      1995
                                                       ----      ------    ------     ----       ------      ---    -----
                                                                               (DOLLARS IN THOUSANDS)
OTHER OPERATING EXPENSES:
 Salaries and related benefits......................   $2,887    $  169       6%      $2,718     $(1,160)     (30%)  $ 3,878
 Severance costs....................................        -         -       -            -        (141)    (100%)      141
 Net occupancy......................................      806        13       2%         793        (675)     (46%)    1,468
 Furniture and equipment............................      200       (98)    (33%)        298         (87)     (23%)      385
 Printing and communications........................      229        18       9%         211         (59)     (22%)      270
 Insurance and regulatory assessments...............      516      (113)    (18%)        629        (342)     (35%)      971
 Customer services..................................      537       (70)    (12%)        607        (246)     (29%)      853
 Computer data processing...........................      292       (67)    (19%)        359         (54)     (13%)      413
 Legal settlement...................................        -         -       -        1,000       1,000        -          -
 Legal services.....................................      172      (331)    (66%)        503        (246)     (33%)      749
 Other professional services........................      225      (415)    (65%)        640        (906)     (59%)    1,546
 Other real estate owned expenses...................       21       (18)    (46%)         39          (2)      (5%)       41
 Promotion and other expenses.......................      213         7        3%        206        (312)     (60%)      518
                                                       ------   -------     ----      ------     -------      ---    -------
  Total other operating expenses....................   $6,098   $(1,905)    (24%)     $8,003     $(3,230)     (29%)  $11,233
                                                       ------   -------     ----      ------     -------      ---    -------
                                                       ------   -------     ----      ------     -------      ---    -------

 The primary reason for the 23.8% reduction of other operating expense during 1997 compared to 1996 is attributable to the $1.0 million legal settlement recognized during 1996, discussed below. Salaries and related benefits increased $169,000 to $2.9 million during 1997 compared to $2.7 million in 1996. This increase in salaries and related benefits during 1997 was the result of the Bank's efforts to expand its loan and deposit production staff in response to the recapitalization completed in June 1997. However, significant other operating expense reductions were achieved in 1997 compared to 1996 in the areas of insurance and regulatory assessments, legal services, and other professional services. These reductions were the result of management's continued efforts to reduce operating expenses.

  During the year ended 1996, other operating expense was $8.0 million (including the settlement of a lawsuit for $1.0 million), a 28.8% decrease from 1995. This $3.2 million decrease was primarily attributable to the reduction in salaries and related expenses of $1.2 million, along with the reductions in occupancy expense, insurance and regulatory assessments, and other professional services. In 1995, the Bank negotiated with its landlord a restructuring of its lease for the Bank's premises. This restructuring of the Bank's lease represents an annual savings of approximately $850,000 over the five years ending December 31, 2000, and significantly contributed to the reductions in net occupancy expense achieved during 1996. See "Item 2 Properties." In addition, the decreases in compensation expense and other professional services is due to reductions in staff and changes in management during 1996.

  Other operating expense during 1996 includes a litigation settlement of $1.0 million from a settlement agreement reached in relation to counterclaims filed against the Bank by underwriters for Lloyd's ("Lloyd's Underwriters") and certain other parties. In addition, other operating expense for the year ended December 31, 1996, includes $145,000 for consulting services directly related to efforts associated with the federal income tax refund. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Income Taxes."

  INCOME TAXES

  The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Under this standard, financial statement tax benefit associated with income tax net operating loss carryforwards ("NOL's") and future tax deductions for expenses already incurred for financial statement purposes but not yet deducted for tax return purposes (deferred tax assets) are allowed to be recognized when there is a more likely than not expectation that such benefits will actually be utilized. At December 31, 1997, the Company had $10,190,000 of these deferred tax assets and placed a valuation allowance against 100% of the asset.

  The Company's deferred tax asset consists primarily of federal and state NOL's which total $22.3 and $11.1 million respectively. Federal income tax laws permit the Company to carry back NOL's three years (two years after 1997) to offset taxable income in those periods, if any, and forward fifteen years (twenty years after 1997) to offset taxable income in those future periods. Under special circumstances losses may be carried back up to 10 years. California franchise tax laws do not provide for the carryback of such losses and generally permit one-half of net operating losses to be carried forward five years. The federal NOL's expire beginning in 2007 through 2011 and the state carryforwards expire beginning in 1998 through 2002.

  No income tax provision was recorded during 1997 due to the utilization of previously unrecognized tax benefits to offset current period tax liability. During the year ended December 31, 1996 the Company recognized a tax benefit for federal income tax purposes of approximately $579,000 (including $43,000 in interest) related to a refund of prior years taxes from the carryback of a portion of the Company's NOL's for which a tax benefit had not been previously recognized. No income tax benefit was recorded for 1995, due to the uncertainty with respect to the ultimate realization of such benefit.

  Additionally, federal and state income tax laws provide that, following an ownership change of a corporation with a net operating loss, a net unrealized built-in loss, or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs or recognized built-in losses generally cannot exceed a prescribed annual limitation. The annual limitation generally equals the product of the fair market value of the corporation immediately before the ownership change (subject to certain adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Internal Revenue Service. If such limitations were to apply to the Company, the ability of the Company to reduce the valuation allowance that is currently placed against the deferred tax asset could be severely limited.

   CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statements in this Form 10-K which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward looking statement made by, or on behalf of, the Company.

  - ECONOMIC CONDITIONS. The Company's results are strongly influenced by general economic conditions in its market area, Southern California, and a deterioration in these conditions could have a material adverse impact on the quality of the Bank's loan portfolio and the demand for its products and services. In particular, changes in economic conditions in the real estate and entertainment industries may affect the Company's performance.

  - INTEREST RATES. Management anticipates that interest rate levels will remain generally constant in 1998, but if interest rates vary substantially from present levels, this may cause the Company's results to differ materially.

  - GOVERNMENT REGULATION AND MONETARY POLICY. All forward-looking statements presume a continuation of the existing regulatory environment and U.S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws or changes in, or repeals of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

  - COMPETITION. The Bank competes with numerous other domestic and foreign financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competitive change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

  - CREDIT QUALITY. A significant source of risk arises form the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the Bank's credit portfolio, but such policies and procedures may not prevent unexpected losses that could adversely affect the Company's results.

  - OTHER RISKS. From time to time, the Company details other risks to its business and/or its financial results in its filings with the Securities and Exchange Commission.

       While management believes that its assumptions regarding these and other factors on which forward-looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward-looking statements will, in fact, be achieved.

FINANCIAL CONDITION

CAPITAL

  On June 30, 1997, the Company completed the sale of 900,000 shares of Preferred Stock through the Capital Offerings in which the Company raised net proceeds of $7.35 million. The primary purpose of the offerings was to enable the Company to downstream capital into the Bank in order to comply with the requirements of the Formal Agreement and the MOU entered into between the Bank and the OCC, and between the Company and the FRB, respectively. The Company contributed $2.5 million in capital to the Bank on June 30, 1997. The remaining portion of the net proceeds have been retained for general corporate purposes to facilitate the implementation of the business strategies of the Company.

  Primarily a result of the Capital Offerings and the positive operating results during 1997, Tier 1 capital, which is comprised of shareholders' equity and certain regulatory adjustments, of the Company and Bank increased to $12.4 million and $7.4 million, respectively, at December 1997 compared to Tier 1 capital of $4.9 million for both the Company and Bank at December 31, 1996.
The following table sets forth the regulatory standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of December 31, 1997, 1996 and 1995.

TABLE 7

REGULATORY CAPITAL INFORMATION
OF THE COMPANY AND BANK


                                                          Well Capitalized                 December 31,
                                                                            ---------------------------------------
                                                              Standards        1997           1996           1995
                                                          ----------------  ---------      ---------      ---------

COMPANY:
Tier 1 leverage.........................................        5.00%         10.43%          4.68%          4.68%
Tier 1 risk-based capital...............................        6.00%         16.98%          6.96%          6.96%
Total risk-based capital................................       10.00%         18.25%          8.25%          8.25%

BANK:
Tier 1 leverage.........................................        5.00%          6.48%          4.67%          4.67%
Tier 1 risk-based capital...............................        6.00%         10.36%          6.95%          6.95%
Total risk-based capital................................       10.00%         11.63%          8.24%          8.24%


 RESTRICTIONS ON DIVIDENDS

  As a result of the offerings and the contribution of $2.5 million in capital into the Bank, the Company (parent company only) had cash and investment securities of approximately $3.9 million at December 31, 1997. Despite this fact, the Company is currently prohibited from paying cash dividends by state law.

  As a California corporation, the Company may not make a distribution to its shareholders (which includes a payment of dividends but not stock dividends) unless the Company has sufficient retained earnings under the Retained Earnings Test. The Retained Earnings Test is defined as the Company's retained earnings (determined on a consolidated basis according to generally accepted accounting principles) or if, immediately after giving effect to the distribution, all of the Company's assets equal 1.25 times the Company's liabilities (the "Retained Earnings Test"). The Company's accumulated deficit of $19.6 million as of December 31, 1997 requires the Company to record cumulative net earnings in excess of $19.6 million before a dividend can be paid under the Retained Earnings Test. If assets equal 1.25 times liabilities subsequent to a distribution, the Company may pay a dividend prior to recording cumulative earnings of $19.6 million, however, it is not anticipated that the Company will ever achieve capital levels to meet this prong of the test. At the present time, the Company does not meet the Retained Earnings Test and no assurance can be made as to when, if ever, such test will be met. The terms of the Preferred Stock provide that dividends on the Preferred Stock may be paid commencing June 30, 1999. Notwithstanding the foregoing, the Company may not pay dividends unless the Bank is in full compliance with federal regulatory capital requirements, the Company is permitted by the FRB to pay dividends and the Company meets the Retained Earnings Test. Dividends on the Preferred Stock will not accumulate.

LIQUIDITY MANAGEMENT

  The objective of liquidity management is the ability to maintain cash flow adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost effective basis. The Company manages to this objective through the selection of asset and liability maturity mixes that it believes best meet the needs of the Company. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the money markets.

  The Company's deposit base provides the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 97.4% and 97.6% of funding for average total assets in 1997 and 1996, respectively.

  The remaining funding of average total assets is primarily provided by sales of securities under repurchase agreements. This funding source averaged $1.6 million and $1.1 million during 1997 and 1996, respectively. Additionally, the Bank increased its funding from other borrowings at the end of 1997, specifically Federal Home

Loan Bank ("FHLB") advances, which averaged $143,000 during 1997. The Company was not a member of the FHLB during 1996.

  Liquidity is also provided by reductions in assets such as federal funds sold and securities which may be immediately converted to cash at minimal cost. The aggregate of federal funds sold averaged $12.9 million during 1997, down $6.7 million, or 34.3% from $19.6 million during 1996. This decrease resulted from the Company's decision to maintain a substantially lower level of liquidity due to the completion of the Capital Offerings, the stabilization in deposits, the Company's improved operating performance and the termination of the Formal Agreement and MOU during 1997.

  Liquidity is also provided by the portfolio of available-for-sale securities which total $25.8 million at December 31, 1997. In addition, the unpledged portion of securities at December 31, 1997 totaled $22.2 million and would be available as collateral for borrowing. Maturing loans also provide liquidity, of which $22.4 million of the Bank's loans are scheduled to mature in 1998.

ASSET LIABILITY MANAGEMENT

  The principal objectives of asset/liability management are to maximize the net yield on earning assets or net interest margin subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Company's board of directors to ensure that risk-taking is not excessive and that liquidity is properly managed.

  The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis, and present value of equity analysis. Net interest income simulations, provided to the Company by an outside firm, are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics. Present value of equity calculations also provided to the Company by an outside firm are used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates.

  Table 8 compares the Company's interest rate gap position as of December 31, 1997 and 1996. Generally, an asset sensitive gap indicates that net interest margin will improve during a period of rising interest rates.

  The gap report shows that the Company's cumulative one year interest rate sensitivity gap decreased to $110,000 at December 31, 1997 from $13.9 million at December 31, 1996. This change resulted from the Company's efforts to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. The Company has increased its investment securities portfolio that reprice after one year to $38.5 million at December 31, 1997 compared to $18.6 million at December 31, 1996. However, a majority of the Company's investment securities portfolio contains securities with an optional principal redemption feature allowing the issuer to "call" the security at specified dates. This call option is generally exercised when rates decrease - see "Investment Securities" below. Because the Company is unable to estimate the extent to which such investment securities will be called, the repricing of such securities in Table 8 is based on final maturity date. Due to the nature of the Company's liabilities which reprice within one year, during a period of slowly rising or falling interest rates it is not expected that rates paid on these liabilities will change to the same degree as the Company's assets since rates paid on the Company's base of interest checking, savings and money market deposit accounts historically have not increased or decreased proportionately with changes in interest rates.

  Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company uses simulation modeling to estimate the potential effects of changing interest rates. This process allows the Company to fully explore the complex relationships within the gap over time and various interest rate scenarios.

  At December 31, 1997 and 1996, the Company's distribution of rate-sensitive assets and liabilities was as follows:

TABLE 8
RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                          DECEMBER 31, 1997
                                               -----------------------------------------------------------------
                                                                      MATURING OR REPRICING IN
                                               -----------------------------------------------------------------
                                                 LESS   AFTER THREE  AFTER ONE
                                                 THAN      MONTHS      YEAR
                                                THREE   BUT WITHIN   BUT WITHIN   AFTER    NOT RATE
                                                MONTHS   ONE YEAR     5 YEARS    5 YEARS   SENSITIVE       TOTAL
                                               -------  -----------  ----------  -------   ---------       -----
                                                                      (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Interest-bearing deposits with other
 financial institutions.....................   $     -    $   250    $     -    $     -     $     -      $     250
Federal Funds sold and securities
 purchased under agreements to resell.......    11,900          -          -          -           -         11,900
Securities held-to-maturity.................         -      2,000     12,000          -           -         14,000
Securities available-for-sale...............         -          -     13,946     11,886           -         25,832
Equity investment-FRB & PCBB................         -          -          -        646           -            646
Loans receivable............................    26,258     19,520     13,325      2,149           -         61,252
                                               -------    -------    -------    -------     -------       --------
 Total rate-sensitive assets................    38,158     21,770     39,271     14,681           -        113,880

Rate-Sensitive Liabilities:  (1)
Interest bearing Deposits:
 Interest-bearing demand, money
 market and savings.........................    30,601          -          -          -           -         30,601
 Time certificates of deposit...............     8,112     12,555     10,721          -           -         31,388
Federal funds purchased and securities
 sold under agreements to repurchase........        50      5,000          -          -           -          5,050
Other borrowings............................         -      3,500          -          -           -          3,500
                                               -------    -------    -------    -------     -------       --------
 Total rate-sensitive liabilities...........    38,763     21,055     10,721          -           -         70,539

Interest rate-sensitivity gap...............      (605)       715     28,550     14,681           -         43,341
                                               -------    -------    -------    -------     -------       --------
                                               -------    -------    -------    -------     -------       --------
Cumulative interest rate-sensitivity gap....   $  (605)   $   110    $28,660    $43,341      43,341
                                               -------    -------    -------    -------     -------
                                               -------    -------    -------    -------     -------
Cumulative ratio of rate sensitive assets
 to rate-sensitive liabilities..............        98%       100%       141%       161%
                                               -------    -------    -------    -------
                                               -------    -------    -------    -------

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

     The distribution of other time deposits is based on scheduled maturities.

TABLE 8
RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                          DECEMBER 31, 1997
                                               -----------------------------------------------------------------
                                                                      MATURING OR REPRICING IN
                                               -----------------------------------------------------------------
                                                 LESS   AFTER THREE  AFTER ONE
                                                 THAN      MONTHS      YEAR
                                                THREE   BUT WITHIN   BUT WITHIN   AFTER    NOT RATE
                                                MONTHS   ONE YEAR     5 YEARS    5 YEARS   SENSITIVE     TOTAL
                                               -------  -----------  ----------  -------   ---------    --------
                                                                      (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Interest-bearing deposits with other
 financial institutions....................    $     -    $     -    $     -     $     -   $     -       $      -
Federal Funds sold and securities
 purchased under agreements to resell......     23,000          -          -           -         -         23,000
Securities held-to-maturity................          -          -     14,395           -         -         14,395
Securities held-for-sale...................          -          -      1,003       2,999         -          4,002
Equity investment-FRB & PCBB...............          -          -          -         233         -            233
Loans receivable...........................     37,050     15,572      7,913       2,012         -         62,547
                                               -------    -------    -------      ------    ------       --------
 Total rate-sensitive assets...............     60,050     15,572     23,311       5,244         -        104,177

Rate-Sensitive Liabilities: (1)
Interest bearing Deposits:
 Interest-bearing demand, money
 market and savings........................     28,454          -          -           -         -         28,454
 Time certificates of deposit..............     10,934     22,346      7,368           -         -         40,648
Federal funds purchased and securities
 sold under agreements to repurchase.......          -          -          -           -         -              -
Other borrowings...........................          -          -          -           -         -              -
                                               -------    -------    -------      ------    ------       --------
 Total rate-sensitive liabilities..........     39,388     22,346      7,368           -         -         69,102
Interest rate-sensitivity gap..............     20,662     (6,774)    15,943       5,244         -         35,075
                                               -------    -------    -------      ------    ------       --------
                                               -------    -------    -------      ------    ------       --------
Cumulative interest rate-sensitivity gap...    $20,662    $13,888    $29,831     $35,075    35,075
                                               -------    -------    -------      ------    ------
                                               -------    -------    -------      ------    ------
Cumulative ratio of rate sensitive assets
 to rate-sensitive liabilities.............        152%       122%       143%        151%
                                               -------    -------    -------      ------
                                               -------    -------    -------      ------

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

     The distribution of other time deposits is based on scheduled maturities.

INVESTMENT SECURITIES

  The Company classifies its securities as held-to-maturity or available-for-sale. Securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity securities. All other securities are classified as available-for-sale.

 HELD-TO-MATURITY

  Held-to-maturity securities at December 31, 1997 totaled $14.0 million compared to $14.4 million at December 31, 1996. The average expected maturity of held-to-maturity securities was 1.04 years at December 31, 1997.

 AVAILABLE-FOR-SALE SECURITIES

  At December 31, 1997, securities available-for-sale totaled $25.8 million, an increase of $21.8 million from $4.0 million at December 31, 1996. This increase was due to the investment of the net proceeds from the Capital

Offerings and utilization of the Company's excess liquidity position for investment purposes during 1997. The average expected maturity of total available-for-sale securities at December 31, 1997 was 2.44 years.

  As illustrated in Table 9 below, the Company's investment portfolio generally consisted of U.S. government and federal agency securities and mortgage-backed securities including CMOs, at December 31, 1997 and 1996. The Company's policy is to stagger the maturities of its investments to meet overall liquidity requirements of the Company. Table 10 below sets forth information concerning the maturity of and weighted average yield on the Company's investment portfolio.

TABLE 9
ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES
AND DEBT SECURITIES

                                                   AT DECEMBER 31, 1997                            AT DECEMBER 31, 1996
                                    ----------------------------------------------   --------------------------------------------
                                       TOTAL       GROSS       GROSS     ESTIMATED     TOTAL      GROSS       GROSS     ESTIMATED
                                    AMORTIZED   UNREALIZED   UNREALIZED    FAIR      AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                       COST      GAINS         LOSS        VALUE        COST       GAINS      LOSS       VALUE
                                    ---------   ----------   ----------  ---------   ---------  ----------  ----------  ---------
                                                                       (DOLLARS IN THOUSANDS)
 Securities held-to-maturity:
 U.S. government and federal
  agency securities................  $14,000       $ 10        $ -        $14,010      $14,395       $ -       $40       $14,355
                                     -------       ----        ---        -------      -------       ---       ---       -------
                                     -------       ----        ---        -------      -------       ---       ---       -------

 Securities available-for-sale:
 U.S. Treasury securities..........  $ 1,002       $  3        $ -        $ 1,005       $    -       $ -       $ -       $     -
 FNMA-issued mortgage
  pass through certificates........    4,327         22          -          4,349            -         -         -             -
 U.S. government and federal
  agency securities................   15,488         34          -         15,522        1,000         3         -         1,003
 CMO's and REMIC's issued by U.S.
  government and federal agencies..    4,977        (21)         -          4,956        3,078         -        79         2,999
                                     -------       ----        ---        -------      -------       ---       ---       -------
                                     $25,794       $ 38        $ -        $25,832      $ 4,078       $ 3       $79       $ 4,002
                                     -------       ----        ---        -------      -------       ---       ---       -------
                                     -------       ----        ---        -------      -------       ---       ---       -------

TABLE 10
MATURITIES OF AND WEIGHTED AVERAGE YIELDS ON
INVESTMENT SECURITIES AND DEBT SECURITIES




                                                             Carrying amount of investment securities maturing:
                                    ----------------------------------------------------------------------------------------------
                                                          After one but      After five but
                                     Within one year    within five years   within ten years      After ten years
                                    -----------------   -----------------  -----------------    -----------------
                                     Amount    Yield     Amount    Yield    Amount    Yield      Amount    Yield    Total   Yield
                                    --------  -------   --------  -------  --------  -------    --------  ------- -------- -------
                                                                          (Dollars in thousands)

Securities held-to-maturity:
 Other government-sponsored
  agency securities...............  $2,000    5.86%     $12,000    6.72%   $     -       -      $    -      -     $14,000    6.60%
                                    ------   -------    -------   ------   --------  -------   --------   -----  --------  -------
                                    $2,000    5.86%     $12,000    6.72%   $     -       -      $    -      -     $14,000    6.60%
                                    ------   -------    -------   ------   --------  -------   --------   -----  --------  -------
                                    ------   -------    -------   ------   --------  -------   --------   -----  --------  -------
Securities available-for-sale:
 U.S Treasury.....................  $  -      -          $1,005    5.85%   $     -       -      $    -      -     $ 1,005    5.85%
 FHLMC/FNMA-issued mortgage
  pass-through certificates.......     -      -             923    6.45%     3,426     6.59%         -      -       4,349    6.56%
 Other government-sponsored
  agency securities...............     -      -          12,018    6.59%     3,504     6.96%         -      -      15,522    6.67%
 CMO's and REMIC's issued by
  U.S. government-sponsored
  agencies........................     -      -               -              3,499     6.69%    $1,457    6.96%     4,956    6.77%
                                    ------   -------    -------   ------   --------  -------   --------   -----  --------  -------
                                    $  -      -         $13,946    6.53%   $10,429     6.75%    $1,457    6.96%   $25,832    6.64%
                                    ------   -------    -------   ------   --------  -------   --------   -----  --------  -------
                                    ------   -------    -------   ------   --------  -------   --------   -----  --------  -------


  Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or repay obligations with or without call or repayment penalties.

  As of December 31, 1997, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded ten percent (10%) of the Bank's shareholders' equity were issued by U.S. government and federal agencies.

  Investment securities included in Table 10 above include securities issued by Federal Home Loan Bank ("FHLB"), Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"). The majority of these securities contain a optional principal redemption feature (commonly referred to as a "call"), whereby the issuer, at their option, may redeem in whole at par the then outstanding bonds on specified redemption dates. Generally, these securities are called by the issuer when the prevailing market rates at the call date are below the market rates at the date of issue, allowing the issuer to replace such borrowings at a lower cost. Investment securities containing such call features totaled $29.5 million at December 31, 1997. Table 11 below summarizes the Company's callable investment securities in both the available-for-sale and held-to-maturity portfolios at December 31, 1997 indicating the next call period and call frequency.

TABLE 11
INVESTMENT SECURITIES WITH OPTIONAL PRINCIPAL REDEMPTION
AT DECEMBER 31, 1997



                                                                                    Call Period as of December 31, 1997:
                                                                                 ----------------------------------------
                                                         Weighted     Weighted     Within        Three        Six months
                                     Call                Average       Average      Three       To Six           To
   Issuer                         Frequency               Yield       Maturity     Months       Months         One Year     Total
--------------------          ------------------------  ----------   ----------  ----------   ----------    -------------  -------
                                                                                                (Dollars in thousands)

   FHLMC                       Less than 3 Months        6.510%         3.90     $ 3,000      $    -        $     -        $ 3,000

   FHLB                            3 Months              6.422%         2.84      10,489           -              -         10,489

   FHLB                            6 Months              6.777%         4.48       4,999       3,000          5,500         13,499

   FNMA                            6 Months              6.851%         4.47                                  2,499          2,499
                                                        ----------   ----------  ----------   ----------    -------------  -------
                                                         6.637%         3.83     $18,488      $3,000        $ 7,999        $29,487
                                                        ----------   ----------  ----------   ----------    -------------  -------
                                                        ----------   ----------  ----------   ----------    -------------  -------


 OTHER SECURITIES

  The Company owns stock in the Federal Reserve Bank, Federal Home Loan Bank and Pacific Coast Bankers Bank. These investments are carried at cost and totaled $646,000 and $233,000 at December 31, 1997 and 1996, respectively.

LOAN PORTFOLIO

  The Company's lending activities are predominantly in Southern California. The Company has no foreign loans.

 LOANS BY TYPE

  The loan portfolio decreased by $1.3 million to $61.3 million at December 31, 1997 compared to $62.6 million at December 31, 1996. Table 12 below indicates that the loan portfolio composition at December 31, 1997 had a decreased portion of loans secured by real estate, representing approximately 56% of total loans outstanding as compared to 64% at December 31, 1996. Loans secured by commercial real properties decreased as a percentage of total loans outstanding to 36% at December 31, 1997 from 42% at December 31, 1996 due to loan payoffs and scheduled maturities. Other secured and unsecured commercial loans represented 35% of total loans outstanding at December 31, 1997, an increase from 26% at December 31, 1996 as a result of the Company's increased emphasis in this area.

  The loan portfolio decreased by $19.4 million to $62.6 million at December 31, 1996 compared to $82.0 million at December 31, 1995. Table 12 below indicates that the loan portfolio mix at December 31, 1996 had a larger portion of loans secured by real estate, representing approximately 64% of total loans outstanding as compared to 60% at December 31, 1995. Other secured and unsecured commercial loans represented 26% of total loans outstanding at December 31, 1996, a decline from 33% at December 31, 1995. Consumer loans to individuals represented 10% of total loans outstanding at December 31, 1996, an increase from 7% at December 31, 1995.

TABLE 12
LOAN PORTFOLIO COMPOSITION


                                                                                December 31,
                                            ----------------------------------------------------------------------------------
                                                    1997                          1996                          1995
                                            ----------------------       -----------------------       -----------------------
                                             Amount       Percent         Amount        Percent         Amount        Percent
                                            --------     ---------       --------      ---------       --------      ---------
                                                                           (Dollars in thousands)
 Loan Portfolio Composition:
  Real estate construction and land
   development............................  $ 3,148            5%        $ 3,441             6%        $ 4,185             5%
  Commercial loans:
   Secured by one to four family
    residential properties................    6,545           11%          6,233            10%          9,637            12%
   Secured by multifamily
    residential properties................    2,494            4%          2,879             5%          2,876             3%
   Secured by commercial real
    properties............................   22,324           36%         26,629            42%         28,734            35%
   Other - secured and
    unsecured.............................   21,264           35%         16,508            26%         27,393            33%
  Home equity lines of credit.............      252            0%            581             1%          3,983             5%
  Consumer installment and
   unsecured loans to individuals.........    5,508            9%          6,545            10%          5,435             7%
                                            --------     ---------       --------      ---------       --------      ---------
    Total loans outstanding                  61,535          100%         62,816           100%         82,243           100%

  Deferred net loan origination
   fees, purchased loan discount
   and gains on termination of
   interest rate swap and cap
   agreements.............................   (283)                          (269)                         (231)
                                            --------                     --------                      --------
  Loans receivable, net...................   $61,252                     $62,547                       $82,012
                                            --------                     --------                      --------
                                            --------                     --------                      --------


  REAL ESTATE-RELATED AND ENTERTAINMENT INDUSTRY LENDING. In addition to the Company's concentration in loans secured by real estate, the Company is a provider of banking services to the entertainment industry in Southern California. Table 13 presents information about the Company's loans outstanding to entertainment-related customers at December 31, 1997, 1996, and 1995. The concentration of loans to the entertainment-related industry at December 31, 1997, decreased to $6.3 million or 10.2% of the total portfolio, as compared to $6.5 million, or 10.3% at December 31, 1996 and $9.4 million, or 11.4% at December 31, 1995.

  Management believes that the varying nature of customers represented within this group, as set forth in Table 13, indicates reasonable diversification. In addition, loans for the production of independently produced motion picture and television feature films presented in Table 13, are supported during production by performance bonds from highly-rated insurers, and, either distribution commitments from major studios or, in the case of smaller studios, standby letters of credit from large commercial banks. Management therefore believes that this concentration does not represent an undue concentration of credit risk.

TABLE 13
INDUSTRY CONCENTRATIONS OF LOANS


                                                                                      December 31,
                                                                          --------------------------------------
                                                                            1997           1996           1995
                                                                          --------       --------       --------
                                                                                 (Dollars in thousands)

 Entertainment industry-related loans (1):
 Loans for single productions of motion picture and television
  feature films........................................................   $  2,221        $    -         $ 1,739
 Other loans to entertainment-related enterprises, such as television
  and film production or distribution..................................      1,068          1,158          3,020
 Loans to individuals involved primarily in the
 entertainment industry................................................      1,487          2,516          1,663
 Loans to business management, legal and accounting firms,
  including their principals and employees, serving primarily the
  entertainmemt industry...............................................      1,479          2,791          2,930
                                                                          --------       --------       --------
 Total entertainment industry-related loans (2)........................   $  6,255        $ 6,465        $ 9,352
                                                                          --------       --------       --------
                                                                          --------       --------       --------
 Percent of total loans outstanding....................................       10.2%          10.3%          11.4%


---------------

 (1) Included are loans secured by liens on residential and commercial real property amounting to $3.0 million and $1.2 million at December 31, 1996 and 1995, respectively.
 (2) Includes nonperformimg loans of $400,000 at December 31, 1995.


 LOAN MATURITY AND RATE COMPOSITION

  Floating rate or adjustable rate loans comprised 66.3% of total loans outstanding at December 31, 1997 and 74.3% at December 31, 1996. Total loans at December 31, 1997 were comprised of 36.4% due in one year or less, 50.0% due in 1--5 years and 13.6% due after 5 years.

  The loan maturities shown in Table 14 below are based on contractual maturities. As is customary in the banking industry, loans that meet sound underwriting criteria can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans the table is based on contractual maturities.

TABLE 14

LOAN MATURITIES



                                                                     At December 31, 1997
                                                        -----------------------------------------
                                                         Interest rates  Interest rates
                                                         are floating     are fixed or
                                                         or adjustable   predetermined    Total
                                                        ---------------- -------------- ---------
                                                                    (Dollars in thousands)
Aggregate maturities of total loans outstanding:
 Real estate construction and development:
  In one year or less................................     $   321        $     -        $   321
  After one year but within five years...............       2,827              -          2,827
  After five years...................................           -              -              -
 Commercial secured by real estate
  In one year or less................................       5,218          1,060          6,278
  After one year but within five years...............       8,387          9,972         18,359
  After five years...................................       4,163          2,563          6,726
 Commecial other secured and unsecured
  In one year or less................................      10,073          2,773         12,846
  After one year but within five years...............       4,205          3,032          7,237
  After five years...................................       1,181              -          1,181
 Other                                                                                        -
  In one year or less................................       2,309            632          2,941
  After one year but within five years...............       1,814            554          2,368
  After five years...................................         295            156            451
                                                        ----------      ---------      ---------

Total loans outstanding                                   $40,793        $20,742        $61,535
                                                        ----------      ---------      ---------
                                                        ----------      ---------      ---------


 CREDIT RISK MANAGEMENT

  The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the creditworthiness of the borrower. To minimize this credit risk, the Bank requires that all loans of $250,000 to $750,000 be approved by an officers' loan committee. Larger loans must be approved by the loan committee of the Board of Directors.

  The Bank has implemented a process by which it reviews and manages the credit quality of the loan portfolio. An officers' loan committee has been established with the Bank's senior officers serving as voting members. The committee reviews delinquencies and documentation exceptions and assigns a risk-rating grade to each loan. Loan loss exposure and grade performance histories are tracked and used as a part of the quarterly loan migration analysis to determine the level of the allowance for credit losses.

  The ongoing credit control process includes a risk rating system and regular monitoring of classified and criticized assets as graded by the Bank's internal grading system. Under the Bank's internal grading system, loans are graded from "pass" to "loss," depending on credit quality. Loans in the "pass" category generally perform in accordance with their terms, and are provided to companies which have profit records, adequate capital for normal operations and cash flow sufficient to service the loan. When a loan shows signs of potential weakness that may affect repayment of the loan or the collateral, the loan is reclassified as "special mentioned." A loan which has further deterioration and exhibits defined weaknesses in the borrower's capacity to repay is reclassified as "substandard." When loan repayment is questionable or not supported by collateral, the loan is labeled "doubtful," reserves are established to offset the estimated risk and when loans decline further, the partial or anticipated loss is charged off.

  NONPERFORMING ASSETS

     Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or
(iii) become contractually past due ninety days with respect to principal or interest, and have not been restructured or placed on nonaccrual status, as described below. Other real estate owned consists of real properties securing loans of which the Bank has taken title in partial or complete satisfaction of the loan. Information about nonperforming assets is presented in Table 15.

TABLE 15
NONPERFORMING ASSETS


                                                                      December 31,
                                             -----------------------------------------------------------
                                               1997         1996         1995         1994       1993
                                             --------     --------     --------      -------    --------
                                                                 (Dollars in thousands)
Nonaccrual loans.............................$  1,201     $    928     $    573      $ 3,426    $  7,780
Troubled debt restructurings.................   5,422        5,016        5,167        5,582       5,584
Loans contractually past due ninety or more
  days with respect to either principal or
  interest and still accruing interest.......       -          300          221        1,507       2,502
                                             --------     --------     --------      -------    --------
Nonperforming loans..........................   6,623        6,244        5,961       10,515      15,866
Other real estate owned......................     777          556          581        1,529       6,175
                                             --------     --------     --------      -------    --------
Total nonperforming assets...................$  7,400     $  6,800     $  6,542      $12,044    $ 22,041
                                             --------     --------     --------      -------    --------
                                             --------     --------     --------      -------    --------
Allowance for credit losses as a percent
  of nonaccrual loans........................   168.4%       319.9%       664.0%        89.4%       86.1%
Allowance for credit losses as a percent
  of nonperforming loans.....................    30.5%        47.5%        63.8%        29.1%       42.2%
Total nonperforming assets as a percent
  of loans receivable........................    12.1%        10.9%         8.0%        10.4%       13.6%
Total nonperforming assets as a percent
  of total shareholders' equity..............    59.5%       140.4%       108.8%       116.8%       99.3%


     At December 31, 1997, nonperforming assets totaled $7.4 million or 12.1% of total loans outstanding, representing a $600,000 increase from $6.8 million at December 31, 1996. The increase in nonperforming assets was due primarily to the refinancing of an existing loan representing a troubled debt restructuring from $4.9 million to $5.4 million as a result of the Bank consenting to increase the loan balance due by the amount of the past due real estate property taxes in order to protect its security interest. In addition, as a result of this refinancing, the Bank realized an increased yield which now approximates market. At December 31, 1997 this loan was performing in accordance with its refinanced terms and is secured by a first deed of trust on a single family residence with an appraised value as of January 1998 of $10.0 million.

     At December 31, 1996, total nonperforming assets were $6.8 million representing a $258,000 increase from the level at December 31, 1995. The balance at December 31, 1996 was comprised of $928,000 of nonaccrual loans, $300,000 of loans delinquent for 90 days or more but still accruing interest, $5.0 million of restructured loans and $556,000 of OREO. Nonperforming assets represented 10.9% of total loans outstanding at December 31, 1996. One loan, a troubled debt restructure, represents $4.9 million of the total $6.8 million of nonperforming assets.

     NONACCRUAL LOANS. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest. It is the Bank's policy that a loan will be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

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

     Nonaccrual loans at December 31, 1997, increased to $1.2 million from $928,000 at December 31, 1996. Nonaccrual loans at December 31, 1997 were comprised primarily of entertainment and Small Business Administration ("SBA") loans. The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $177,000, $171,000 and $160,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 17, 16, and 12 basis points for the years ended December 31, 1997, 1996, and 1995, respectively.

     TROUBLED DEBT RESTRUCTURINGS. Included within nonperforming assets are troubled debt restructurings ("TDR"). TDR is defined in SFAS Nos. 15 and 114 (see discussion above) as a loan for which the Company has, for economic or legal reasons related to a borrower's financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower's near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 1997, a single TDR loan represented $5.35 million of the total $5.40 million of TDRs. This loan is secured by a first deed of trust on residential real property which, at January 1998, had an appraised value of $10.0 million. At December 31, 1997 this loan was performing in accordance with its restructured terms and the property is currently being marketed for sale. No assurance can be given that the property will sell for its appraised value. Loans for which the Company had modified the terms by reductions in interest rates to below-market rates for loans with similar credit risk characteristics or extensions of maturity dates are presented in Table 15.

     LOANS CONTRACTUALLY PAST DUE 90 OR MORE DAYS. Loans contractually past due 90 or more days are those loans which have become contractually past due at least ninety days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due ninety days when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

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

     Loans contractually past due 90 or more days and still accruing interest decreased to zero at December 31, 1997, from $300,000 at December 31, 1996.

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures", which eliminates the provisions of SFAS No.
114 regarding how a creditor should report income on an impaired loan and clarifies certain disclosure requirements. SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Due to the size and nature of the Bank's loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset.

     At December 31, 1997, the Bank had classified $6.6 million of its loans as impaired under SFAS No. 114, for which the related specific reserves was $15,000. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the year ended December 31, 1997, were $6.4 million and $539,000 respectively. Of the loans considered to be impaired at December 31, 1997, $5.35 million or 81% of impaired loans was represented by one loan, a troubled debt restructuring. Due to the size and nature of the Bank's loan portfolio, impaired loans are determined based on a periodic evaluation on an individual loan basis.

     Foregone interest income attributable to nonperforming loans amounted to $177,000 for the year ended December 31, 1997 and $171,000 for the same period in 1996. This resulted in a reduction in yield on average loans receivable of 30 basis points and 24 basis points for the years ended December 31, 1997 and 1996, respectively. Although the Bank sold a large portion of the nonperforming loans in February 1995, to the extent that additional loans are identified as nonperforming in future periods, operating results will continue to be adversely affected.

     POTENTIAL NONPERFORMING LOANS. At December 31, 1997, management could not identify any significant amounts of loans about which it had serious doubts as to the ability of the borrowers to comply with the present loan payment terms in the future, beyond the loans disclosed above as past due, nonaccrual or restructured. If economic conditions change, adversely or otherwise, or if additional facts on borrowers' financial condition come to light, then the amount of potential problem loans may change, possibly significantly.

  ALLOWANCE FOR CREDIT LOSSES

     The Bank has a process by which it reviews and manages the credit quality of the loan portfolio. The ongoing credit control process includes a stringent risk rating system, enhanced underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as "criticized" by the Bank's internal grading system, and an independent loan review process. The loan approval process is also tied to the risk rating system. The Classified Asset Committee ("CAC") meets on a quarterly basis to review, monitor, take corrective action upon all criticized assets, and review the adequacy of the allowance for credit losses. This Committee is currently chaired by the President and CEO, with the results of the CAC's meetings reviewed by the Officers and Directors' Loan Committees quarterly.

     The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications and underlying cash flow and collateral values. On a periodic basis (three times per year), management engages an outside loan review firm to review the Bank's loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes the Bank's methodology for calculating the ALLL based on the Bank's loss histories and policies. The Bank uses a migration analysis as part of its ALLL evaluation which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Bank's portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Bank's marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

     The Board of Directors reviews the adequacy of the allowance for credit losses on a quarterly basis. Management utilizes its judgment to determine the provision for credit losses and establish the allowance for credit losses. Management believes that the allowance for credit losses at December 31, 1997, was adequate to absorb estimated losses in the existing portfolio, including commitments under commercial and standby letters of credit. However, no assurance can be given on how continued weaknesses in the real estate market or future changes in economic conditions might affect the Bank's principal market area, and may result in increased losses in the Bank's loan portfolio.

     Table 16 presents, for the five-year period ended December 31, 1997, the composition of the Company's allocation of the allowance for credit losses to specific loan categories designated by management for this purpose.

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

TABLE 16
ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES


                                                                              December 31,
                                --------------------------------------------------------------------------------------------------
                                  1997      %(1)      1996      %(1)      1995      %(1)      1994      %(1)      1993      %(1)
                                --------  -------   --------   ------    ------    -------   ------    ------   -------    -------
                                                                        (Dollars in thousands)

Allocation of the Allowance
  for Credit Losses:
Real Estate construction and
  land development..............$     63       5%   $    42       6%    $   11       5%        17        1%    $   30          1%
Commercial loans:
  Secured by one to four family
  residential properties........     154      11%       479      10%       205      12%        77       16%       499         12%
  Secured by multifamily
  residential properties........      49       4%        41       5%        25       3%        51        2%       472          3%
  Secured by commercial real
  properties....................     512      36%       590      42%       454      35%       674       28%     1,422         25%
  Other - secured and unsecured.   1,055      35%     1,642      26%     2,521      33%     1,645       37%     3,130         41%
Home equity lines of credit.....       2       0%        13       1%        64       5%        18        2%       149          3%
Consumer installment and unsecured
  loans to individuals (1)......     187       9%       161      10%       523       7%       578       14%       988         15%
                                 -------  -------    ------   ------    ------   ------    ------    ------    ------       -----
  Allowance allocable to loans
  receivable....................   2,022     100%     2,968     100%     3,803     100%     3,060      100%     6,690        100%
Commitments to extend credit
  under standby and commercial
  letters of credit.............       1       -          1      -           2      -           3       -           7         -
                                 -------   -------   ------   ------    ------   ------    ------    ------    ------       -----
Total allowance for credit
  losses........................$  2,023     100%    $2,969     100%    $3,805     100%    $3,063      100%    $6,697        100%
                                 -------   -------   ------   ------    ------   ------    ------    ------    ------       -----
                                 -------   -------   ------   ------    ------   ------    ------    ------    ------       -----

_______________
(1) Percentage of loans in each category to total loans.

LOAN CHARGE-OFFS AND RECOVERIES

     Management regularly monitors the loan portfolio to identify loans that may become nonperforming and conducts an ongoing evaluation of the Company's exposure to potential losses arising from such loans, as discussed above. Credit losses are fully or partially charged against the allowance for credit losses when, in management's judgment, the full collectability of a loan's principal is in doubt. However, there is no precise method of predicting specific losses which ultimately may be charged against the allowance in future periods.

     Loan charge-offs for the year ended December 31, 1997 of $1.3 million were primarily attributable to loans secured by residential properties, commercial--other secured and unsecured loans, and consumer loans pertaining to loans purchased in 1993 from the FDIC ("FDIC loans") and to a lesser extent the SBA portfolio.

     Loan charge-offs for the year ended December 31, 1996 were $1.3 million, primarily related to two loans in the commercial--other secured and unsecured portfolio pertaining to the international division and purchased lease financing contracts.

     Loan charge-offs for the year ended December 31, 1995 of $2.6 million included $1.7 million of FDIC loans, and $700,000 for loans generated by the international division. This decrease from 1994 was predominantly the consequence of declining loan balances from the sale of loans.

     Recoveries of loans previously charged-off amounted to $369,000 and $464,000 for the years ended December 31, 1997 and 1996, respectively, and were primarily the result of recoveries of business banking and entertainment related loans. The majority of these loans were in the commercial--other secured and unsecured category.

     Recoveries of loans previously charged-off for the year ended December 31, 1995 of $1.1 million included $700,000 of business banking and entertainment related lending and $150,000 related to the FDIC Loans. Recoveries pertaining to the commercial--other secured and unsecured loan portfolio included $400,000 of business banking and entertainment related lending and $100,000 FDIC loans.

TABLE 17
ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                            1997           1996           1995           1994           1993
                                                           ------         ------         ------         ------         ------
                                                                                 (DOLLARS IN THOUSANDS)
Balance, beginning of period...........................    $2,969         $3,805         $3,063         $6,697         $6,009
Loan charged off:
 Real estate construction and land development.........         -              -              -             45            558
 Commercial loans:
  Secured by one to four family residential properties.       310              9            120          2,215             72
  Secured by multifamily residential properties........       256              -              -            702              -
  Secured by commercial real properties................        56              -              -          1,407            581
  Other - secured and unsecured........................       350          1,183          1,913          6,781            774
 Home equity lines of credit...........................         -              -              -            257              -
 Consumer installment and unsecured loans to
  individuals (1)......................................       343            108            599          2,810            450
                                                           ------         ------         ------         ------         ------
 Total loan charge-offs................................     1,315          1,300          2,632         14,217          2,435

Recoveries of loans previously charged off:
 Real estate construction and land development.........         -              -            200              -              4
 Commercial loans:
  Secured by one to four family residential properties.        71             26             11            288              7
  Secured by commercial real properties................         4              -              -              -              -
  Other - secured and unsecured........................       202            398            588          2,205            945
 Home equity lines of credit...........................         -              -              -             38             38
 Consumer installment and unsecured loans to
 individuals (1)......................................         92             40            268            722            129
                                                           ------         ------         ------         ------         ------
 Total recoveries of loans previously charged off.....        369            464          1,067          3,253          1,123
                                                           ------         ------         ------         ------         ------
 Net charge-offs......................................        946            836          1,565         10,964          1,312
 Provision for credit losses..........................          -              -          2,307          7,330          2,000
                                                           ------         ------         ------         ------         ------
 Balance, end of period...............................     $2,023         $2,969         $3,805         $3,063         $6,697
                                                           ------         ------         ------         ------         ------
                                                           ------         ------         ------         ------         ------
 Net loan charge-offs as a percentage of allowance
   for credit losses..................................      46.76%         28.16%         41.13%        357.95%         19.59%
 Provision for credit losses as a percent of  net
  loan charge-offs during period......................         -              -          147.41%         66.86%        152.44%
 Net loans charge-offs as a percent of average
  gross loans outstanding during the period...........       1.54%          1.19%          1.63%          7.83%          0.82%
 Recoveries of loans previously charged off
  as a percent of loans charged off in the
  previous year.......................................      28.38%         17.60%          7.50%        133.60%         17.30%


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

  Management does not anticipate any material losses as a result of commitments under letters of credit. A portion of the allowance for credit losses has been allocated to these contingent obligations, as presented in Table 16. Losses, if any, are charged against the allowance for credit losses. At December 31, 1997 and 1996, standby letters of credit amounted to $600,000 and $175,000, respectively, and there were no commercial letters of credit outstanding.

  Undisbursed commitments under revocable and irrevocable loan facilities amounted to $9.4 million and $7.9 million at December 31, 1997 and 1996, respectively. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

  OTHER REAL ESTATE OWNED ("OREO")

  When appropriate or necessary to protect the Bank's interests, real estate pledged as collateral on a loan may be acquired by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner by the Bank is known as OREO. OREO is carried on the books of the Bank as an asset, at the lesser of the Bank's recorded investment or the fair value. The Bank periodically revalues OREO properties and charges other expenses for any further write-downs. OREO represents an additional category of "nonperforming assets." OREO at December 31, 1997 consisted of three properties totaling $777,000 representing two undeveloped commercially zoned parcels, one residential parcel and a single-family residence. The single-family residence closed escrow during January 1998. While the Bank is currently marketing the remaining properties for sale, no assurances can be given that they will be sold at 100% of the value at which the properties were carried by the Bank at December 31, 1997.

  OREO at December 31, 1997 increased to $777,000, from $556,000 at December 31, 1996.

DEPOSITS

  As indicated in Table 18, the Bank experienced a 7.4% decline in average total deposits during 1997 compared to 1996. The decline in deposits occurred throughout various deposit categories causing the overall mix of deposits during 1997 to remain relatively consistent with 1996, except for the disproportionate decrease in money desk deposits, which was consistent with management's restructuring plan.

TABLE 18
DEPOSIT COMPOSITION
(BALANCES ARE AVERAGES)

                                                    YEAR ENDED DECEMBER 31,
                                --------------------------------------------------------
                                      1997               1996                1995
                                ----------------  -----------------    -----------------
                                                   (DOLLARS IN THOUSANDS)
Noninterest-bearing demand
 deposits:
Real estate title and
  escrow company customers....  $   9,764    10%  $  9,280       9%     $  10,933    8%
Other noninterest-bearing
  demand......................     23,224    24%    27,238      26%        41,313   31%
Interest-bearing demand,
  money market and savings....     28,598    30%    27,470      26%        36,342   27%
Time certificates of deposit:
  Money Desk..................     23,789    25%    27,014      26%        33,806   25%
Other:
  $100,000 or more............      5,320     6%     5,302       5%         6,506    5%
  Under $100,000..............      5,750     6%     7,814       8%         5,318    4%
                                ----------------  -----------------    -----------------
Total time certificates of
  deposit.....................     34,859    36%    40,130      39%        45,630   34%
                                ----------------  -----------------    -----------------
  Total Deposits..............  $  96,445   100%  $104,118     100%     $ 134,218  100%
                                ----------------  -----------------    -----------------
                                ----------------  -----------------    -----------------


  As indicated in Table 19, time certificates of deposit of $100,000 or more from money desk (wholesale institutional funds) operations represented a more significant source of funding during 1997 than in 1996. At December 31, 1997, 39.5% of total time certificates of deposit of $31.4 million were represented by accounts individually in excess of $100,000 as compared to 22.7% of total time certificates of deposit of $40.6 million at December 31, 1996. Time certificates of deposit in excess of $100,000 from the money desk operation comprised 51.3% of total time certificates of deposit in excess of $100,000 in 1997 as compared to 25.5% in 1996.

TABLE 19
MATURITIES OF TIME CERTIFICATES OF DEPOSIT
$100,000 OR MORE

                                                                  AT DECEMBER 31, 1997
                                                           ------------------------------------
                                                            MONEY          ALL
                                                            DESK           OTHER          TOTAL
                                                           ------         ------         -------
                                                                   (DOLLARS IN THOUSANDS)

 Aggregate maturities of time certificates of deposit:
  In three months or less..............................     $  108         $4,472         $4,580
  After three months but within six months.............          -            746            746
  After six months but within twelve months............        805            822          1,627
  After twelve months..................................      5,449              -          5,449
                                                            ------         ------        -------
   Total time certificates of deposit $100,000 or more.     $6,362         $6,040        $12,402
                                                            ------         ------        -------
                                                            ------         ------        -------

                                                                  AT DECEMBER 31, 1997
                                                           ------------------------------------
                                                            MONEY          ALL
                                                            DESK           OTHER          TOTAL
                                                           ------         ------         -------
                                                                   (DOLLARS IN THOUSANDS)
 Aggregate maturities of time certificates of deposit:
  In three months or less..............................       $206         $5,390         $5,596
  After three months but within six months.............        300            667            967
  After six months but within twelve months............      1,335            803          2,138
  After twelve months..................................        513              -            513
                                                            ------         ------        -------
   Total time certificates of deposit $100,000 or more.     $2,354         $6,860         $9,214
                                                            ------         ------        -------
                                                            ------         ------        -------

BORROWED FUNDS

  Borrowings and related weighted average rates are summarized below in Table
20.

TABLE 20
BORROWED FUNDS

                                            1997                            1996                            1995
                                -----------------------------   -----------------------------   -----------------------------
                                BALANCES AT  AVERAGE  AVERAGE   BALANCES AT  AVERAGE  AVERAGE   BALANCES AT  AVERAGE  AVERAGE
                                 YEAR-END    BALANCE   RATE      YEAR-END    BALANCE   RATE      YEAR-END    BALANCE   RATE
                                -----------  -------  -------   -----------  -------  -------   -----------  -------  -------
                                                                     (Dollars in thousands)

Securities sold under
  repurchase agreements......  $ 5,050       $ 1,637   5.68%         -           -        -       $4,497     $4,154    2.65%
Other borrowings............     3,500           143   4.89%         -           -        -            -          -       -


  The maximum amount of securities sold with agreements to repurchase at any month end was $5.0 million, $1.5 million and $7.0 million during 1997, 1996 and 1995, respectively.

  The maximum amount of other borrowings at any month end was $3.5 million during 1997. The Bank did not utilize other borrowings during 1996 and 1995.

  At December 31, 1997, the total balance of borrowed funds are scheduled to mature during 1998.

REGULATORY AGREEMENTS

    FORMAL AGREEMENT AND MEMORANDUM OF UNDERSTANDING

    The Bank entered into the Formal Agreement with the OCC on December 14, 1995 which superceded and replaced a similar agreement entered into in 1991. Effective November 18, 1997 the OCC terminated the Formal Agreement. Prior to its termination, the Bank was required to maintain stipulated regulatory capital levels, appoint a new chief financial officer, make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, prepare a written analysis of any new products or services, maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, develop a three year capital plan and strategic plan, and improve the Bank's loan administration.

   The Company entered into a Memorandum of Understanding ("MOU") on October 26, 1995 with the FRB which superceded and replaced a similar agreement entered into in 1991. Effective September 4, 1997 the MOU was terminated by the FRB. Prior to its termination, the MOU prohibited the Company from paying dividends without prior approval of the FRB, required the submission of a plan to increase the Bank's capital ratios, required the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibited the incurrence or renewal of debt without the FRB's approval, restricted cash expenditures in excess of $10,000 in any month and prohibited the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval.

   RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the FASB issued SFAS No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 eliminates both "primary" and "fully diluted" EPS, and requires the computation and disclosures of "basic" EPS and "diluted" EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. EPS disclosures presented herein have been calculated in accordance with SFAS No. 128. See "Notes to Consolidated Financial Statements - Summary of Significant Accounting Policies - Earnings
(Loss) Per Share".

   The FASB recently issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 129 applies to all entities that issue any securities other than ordinary common stock and continues the existing requirements to disclose the pertinent rights and privileges of all securities. SFAS No. 130 provides guidance for reporting and display of comprehensive income and its components in the financial statements and SFAS No. 131 establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial reports issued to shareholders. These Statements are effective for fiscal years beginning after December 15, 1997. The Company will incorporate these disclosures at the time these pronouncements are adopted.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item will appear under the captions "Proposal 1: Nomination and Election of Directors," "Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 11.   EXECUTIVE COMPENSATION

   The information required by this item will appear under the captions "Directors and Executive Officers--Compensation of Directors," "Directors and Executive Officers--Executive Compensation," "Report of the Compensation Committee on Executive Compensation", "Directors and Executive Officers--
Stock Option Grants," "Directors and Executive Officers--Option Exercises and Holdings," "Directors and Executive Officers--Compensation Committee
Interlocks and Insider Participation." and "Performance Graph" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to those portions of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in amendment to this report filed with the Commission on Form 10-K/A.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item will appear under the captions "Outstanding Securities and Voting Rights" and "Security Ownership of Principal Shareholders and Management" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A.

                                    PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents have been filed as part of this report:

1. FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
   Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . F-1
   Consolidated Balance Sheets at December 1997 and 1996 . . . . . . . . . F-2
   Consolidated Statements of Operations for the
    years ended December 31, 1997, 1996, and 1995. . . . . . . . . . . . . F-3
   Consolidated Statements of Changes in Shareholders'
    Equity for the years ended December 31, 1997, 1996 and 1995. . . . . . F-4
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . F-5
   Notes to Consolidated Financial Statements for the
    three years ended December 31, 1997. . . . . . . . . . . . . . . . . . F-6

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

                                           NATIONAL MERCANTILE BANCORP
                                           (Registrant)


                                            By /s/ SCOTT A. MONTGOMERY
                                            --------------------------
                                                   Scott A. Montgomery
                                                 Chief Executive Officer

                                            By /s/ JOSEPH W. KILEY III
                                            --------------------------
                                                   Joseph W. Kiley III
                                                 Chief Financial Officer

Date: March 11, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                       TITLE                  DATE
                 ---------                       -----                  ----

/s/ ROBERT E. GIPSON
------------------------------------
    Robert E. Gipson                     Chairman of the Board      March 11, 1998


/s/ ROBERT E. THOMSON
------------------------------------
    Robert E. Thomson                    Vice Chair                  March 11, 1998


/s/ DONALD E. BENSON
------------------------------------
    Donald E. Benson                     Director                    March 11, 1998


/s/ ALAN GRAHM
------------------------------------
    Alan Grahm                           Director                    March 11, 1998


/s/ JOSEPH W. KILEY, III
------------------------------------
    Joseph W. Kiley, III                 Director and Chief
                                         Financial Officer           March 11, 1998


/s/ SCOTT A. MONTGOMERY
------------------------------------
    Scott A. Montgomery                  Director and Chief
                                         Executive Officer           March 11, 1998

/s/ DION G. MORROW
------------------------------------
    Dion G. Morrow                       Director                    March 11, 1998


                            INDEPENDENT AUDITORS' REPORT

To the Board of Directors
National Mercantile Bancorp
Los Angeles, California

     We have audited the accompanying consolidated balance sheets of National Mercantile Bancorp and subsidiary (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mercantile Bancorp and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP


Los Angeles, California

January 23, 1998

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEETS

                             DECEMBER 31, 1997 AND 1996

                                                                                                               1997           1996
                                                                                                         ----------     ----------
                                                                                                           (Dollars in thousands)
  ASSETS
  Cash and due from banks-demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    4,186     $    5,113
  Federal funds sold and securities purchased under agreements to resell  . . . . . . . . . . . . . . . .    11,900         23,000
                                                                                                         ----------     ----------
        Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,086         28,113
  Interest-bearing deposits with other financial institutions . . . . . . . . . . . . . . . . . . . . . .       250              -
  Securities available-for-sale, at fair value; aggregate amortized cost of $25,794 and
     $4,078 at December 31, 1997 and 1996, respectively . . . . . . . . . . . . . . . . . . . . . . . . .    25,832          4,002
  Securities held-to-maturity, at amortized cost; aggregate market value of $14,010 and
     $14,355 at December 31, 1997 and 1996, respectively. . . . . . . . . . . . . . . . . . . . . . . . .    14,000         14,395

  FRB and other stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       646            233

  Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    61,252         62,547
     Allowance for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,023)        (2,969)
                                                                                                         ----------     ----------
        Net loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    59,229         59,578

  Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       785            943
  Other real estate owned, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       777            556
  Accrued interest receivable and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,800          1,596
                                                                                                         ----------     ----------
        Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  119,405     $  109,416
                                                                                                         ----------     ----------
                                                                                                         ----------     ----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   35,399     $   34,752
     Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,431          7,292
     Money market accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,646         15,512
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,524          5,650
     Time certificates of deposit:
        $100,000 or more. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,402          9,214
        Under $100,000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,986         31,434
                                                                                                         ----------     ----------
           Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    97,388        103,854

  Securities sold under agreements to repurchase. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,050              -
  Other borrowed funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,500              -
  Accrued interest payable and other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,027            717
                                                                                                         ----------     ----------
        Total liabilities.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   106,965        104,571

  Shareholders' equity:
     Preferred stock, 6.5% noncumulative convertible preferred stock; $10.00 stated value, authorized 1,000,000 shares; issued and outstanding 900,000 and 0
        at December 31, 1997 and 1996, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,350              -
     Common stock, no par value; authorized 10,000,000 shares; issued and outstanding
        677,144 and 677,260 at December 31, 1997 and 1996, respectively . . . . . . . . . . . . . . . . .    24,613         24,614
     Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,561)       (19,693)
     Net unrealized gain (loss) on securities available-for-sale. . . . . . . . . . . . . . . . . . . . .        38            (76)
                                                                                                         ----------     ----------
        Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,440          4,845
                                                                                                         ----------     ----------
        Total Liabilities and Shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .$  119,405     $  109,416
                                                                                                         ----------     ----------
                                                                                                         ----------     ----------

  See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                             1997        1996        1995
                                                                                         ---------   ---------   ---------
                                                                                     (Dollars in thousands, except per share data)
Interest income:
  Loans, including fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,947   $   6,743   $   9,299
  Securities held-to-maturity . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,194          62         -
  Securities available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . .          746         928       1,395
  Federal funds sold and securities purchased under agreements to resell. . . . . . .          710       1,024         933
  Interest-bearing deposits with other financial institutions . . . . . . . . . . . .            3         -             7
                                                                                         ---------   ---------   ---------
        Total interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,600       8,757      11,634

Interest expense:
  Interest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           90          76         137
  Money market and savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          634         634       1,002
  Time certificate of deposits:
     $100,000 or more . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          464         419         542
     Under $100,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,568       1,925       2,188
                                                                                         ---------   ---------   ---------
        Total interest expense on deposits. . . . . . . . . . . . . . . . . . . . . .        2,756       3,054       3,869
  Federal funds purchased and securities sold under agreements to repurchase. . . . .           93          25         110
  Other borrowed funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7         -           -
                                                                                         ---------   ---------   ---------
        Total interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,856       3,079       3,979
                                                                                         ---------   ---------   ---------
        Net interest income before provision for credit losses. . . . . . . . . . . .        5,744       5,678       7,655
Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -         2,307
                                                                                         ---------   ---------   ---------
  Net interest income after provision for credit losses . . . . . . . . . . . . . . .        5,744       5,678       5,348

Other operating income (losses):
  Net loss on sale of securities available-for-sale . . . . . . . . . . . . . . . . .          (37)         (3)     (1,233)
  Loss on termination of interest-rate swap . . . . . . . . . . . . . . . . . . . . .          -           -        (1,294)
  International services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          128         124         224
  Investment division . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           18          73         254
  Deposit-related and other customer services . . . . . . . . . . . . . . . . . . . .          377         308         737
  Other income-shareholders' insurance claim. . . . . . . . . . . . . . . . . . . . .            -           -         730
  Loss on other real estate owned . . . . . . . . . . . . . . . . . . . . . . . . . .            -           -        (733)
                                                                                         ---------   ---------   ---------
        Total other operating income (loss) . . . . . . . . . . . . . . . . . . . . .          486         502      (1,315)

Other operating expenses:
  Salaries and related benefits . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,887       2,718       3,878
  Severance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -           141
  Net occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          806         793       1,468
  Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          200         298         385
  Printing and communications . . . . . . . . . . . . . . . . . . . . . . . . . . . .          229         211         270
  Insurance and regulatory assessments. . . . . . . . . . . . . . . . . . . . . . . .          516         629         971
  Customer services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          537         607         853
  Computer data processing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          292         359         413
  Legal settlement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -         1,000         -
  Legal services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          172         503         749
  Other professional services . . . . . . . . . . . . . . . . . . . . . . . . . . . .          225         640       1,546
  Other real estate owned expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           21          39          41
  Promotion and other expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          213         206         518
                                                                                         ---------   ---------   ---------
        Total other operating expenses. . . . . . . . . . . . . . . . . . . . . . . .        6,098       8,003      11,233
                                                                                         ---------   ---------   ---------
  Net income (loss) before income tax benefit . . . . . . . . . . . . . . . . . . . .          132      (1,823)     (7,200)
Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -          (579)        -
                                                                                         ---------   ---------   ---------
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     132   $  (1,244)  $  (7,200)
                                                                                         ---------   ---------   ---------
                                                                                         ---------   ---------   ---------
  Earnings (loss) per share:
     Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    0.20   $   (1.84)  $  (10.63)
                                                                                         ---------   ---------   ---------
                                                                                         ---------   ---------   ---------
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         0.08   $   (1.84)  $  (10.63)
                                                                                         ---------   ---------   ---------
                                                                                         ---------   ---------   ---------

 See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                                Net
                                                                                                             Unrealized
                                                                                                            Gain (Loss)
                                                  Preferred Stock        Common Stock                      on Securities
                                                                                             Accumulated     Available-
                                                Shares     Amount       Shares     Amount      Deficit        for-sale       Total
                                               --------  ---------    ----------  --------  -------------  -------------  --------
                                                                   (Dollars in thousands except share data)
Balance at January 1, 1995 . . . . . . . . .             $             3,078,146  $ 24,614  $    (11,249)  $     (3,057)  $ 10,308
   Net unrealized gain on securities
      available-for-sale . . . . . . . . . .                                                                      2,903      2,903
   Net loss. . . . . . . . . . . . . . . . .                                                      (7,200)                   (7,200)
                                               --------  ---------    ----------  --------  ------------  -------------   --------
Balance at December 31, 1995 . . . . . . . .          -          -     3,078,146    24,614       (18,449)          (154)     6,011
   Net unrealized gain on securities
      available-for-sale . . . . . . . . . .                                                                         78         78
   Net loss. . . . . . . . . . . . . . . . .                                                      (1,244)                   (1,244)
                                               --------  ---------    ----------  --------  ------------  -------------   --------
Balance at December 31, 1996 . . . . . . . .          -          -     3,078,146    24,614       (19,693)           (76)     4,845
   9.09 to 1 reverse stock split
      effective June 20, 1997. . . . . . . .                          (2,739,516)
   Return of fractional common
      shares due to reverse stock
      split. . . . . . . . . . . . . . . . .                                 (58)       (1)                                     (1)
   Net unrealized gain on securities
      available-for-sale . . . . . . . . . .                                                                        114        114
   Issuance of 6.5% noncumulative
      convertible preferred stock,
      $10.00 stated value, net . . . . . . .    900,000      7,350                                                           7,350
   100 % stock dividend declared on
      January 8, 1998. . . . . . . . . . . .                             338,572
   Net income. . . . . . . . . . . . . . . .                                                         132                       132
                                               --------  ---------    ----------  --------  ------------  -------------   --------
Balance at December 31, 1997.. . . . . . . .    900,000  $   7,350       677,144  $ 24,613  $    (19,561) $          38   $ 12,440
                                               --------  ---------    ----------  --------  ------------  -------------   --------
                                               --------  ---------    ----------  --------  ------------  -------------   --------


     See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF CASH FLOW

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                                             1997        1996        1995
                                                                                         ---------   ---------   ---------
                                                                                            (Dollars in thousands)
Net cash flow from operating activities:
     Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     132   $  (1,244)  $  (7,200)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
          operating activities:
     Accretion of sublease loss . . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -          (458)
     Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .          179         194         365
     Gain on sale of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . .          -            (1)        -
     Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -         2,307
     Provision for other real estate owned. . . . . . . . . . . . . . . . . . . . . .          -           -           733
     Net loss on sale of securities available-for-sale. . . . . . . . . . . . . . . .           37           3       1,233
     Net amortization of (discounts) premiums on securities . . . . . . . . . . . . .          (28)         57          57
     Net accretion of discounts on loans purchased. . . . . . . . . . . . . . . . . .          (36)         (9)       (163)
     (Increase) decrease in accrued interest receivable and other assets. . . . . . .         (204)       (201)        723
     Increase (decrease) in accrued interest payable and other liabilities. . . . . .          310        (524)       (287)
                                                                                         ---------   ---------   ---------
          Net cash provided by (used in) operating activities . . . . . . . . . . . .          390      (1,725)     (2,690)

Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits with other financial
          institutions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (250)        -           195
     Purchase of securities held-to-maturity. . . . . . . . . . . . . . . . . . . . .       (6,972)    (14,395)        -
     Purchase of securities available-for-sale. . . . . . . . . . . . . . . . . . . .      (26,428)     (1,000)     (8,013)
     Proceeds from sales of securities available-for-sale . . . . . . . . . . . . . .        3,836      10,632      46,862
     Proceeds from repayments and maturities of securities available-for-sale . . . .          421       6,568       4,276
     Proceeds from repayments and maturities of secutiries-held-to-maturity . . . . .        7,400         -           -
     Proceeds from sale of loans. . . . . . . . . . . . . . . . . . . . . . . . . . .          -           -         6,599
     Loan originations and principal collections, net . . . . . . . . . . . . . . . .          164      18,638      31,870
     Purchase of other real estate owned. . . . . . . . . . . . . . . . . . . . . . .          -           (43)        -
     Proceeds from sale of other real estate owned. . . . . . . . . . . . . . . . . .          -            62         215
     Net purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . .          (21)        (10)       (105)
                                                                                         ---------   ---------   ---------
          Net cash (used in) provided by investing activities.. . . . . . . . . . . .      (21,850)     20,452      81,899

Cash flows from financing activities:
     Net increase (decrease) in demand deposits, money market and savings accounts. .        2,794      (9,938)    (58,649)
     Net decrease in time certificates of deposit . . . . . . . . . . . . . . . . . .       (9,260)     (6,451)    (28,923)
     Net increase (decrease) in securities sold under agreements to repurchase
          and federal funds purchased.. . . . . . . . . . . . . . . . . . . . . . . .        5,050      (4,497)     (8,075)
     Net increase  in other borrowed funds. . . . . . . . . . . . . . . . . . . . . .        3,500         -           -
     Payment for fractional shares of common stock. . . . . . . . . . . . . . . . . .           (1)        -           -
     Net proceeds from issuance of 900,000 shares of preferred stock. . . . . . . . .        7,350         -           -
                                                                                         ---------   ---------   ---------
          Net cash provided by (used in) financing activities.. . . . . . . . . . . .        9,433     (20,886)    (95,647)
                                                                                         ---------   ---------   ---------
Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      (12,027)     (2,159)    (16,438)
Cash and cash equivalents, January 1. . . . . . . . . . . . . . . . . . . . . . . . .       28,113      30,272      46,710
                                                                                         ---------   ---------   ---------
Cash and cash equivalents, December 31. . . . . . . . . . . . . . . . . . . . . . . .    $  16,086   $  28,113   $  30,272
                                                                                         ---------   ---------   ---------
                                                                                         ---------   ---------   ---------

See accompanying notes to consolidated financial statements

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997, 1996 AND 1995

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

     Debt securities held-to-maturity are carried at amortized cost. Debt securities available-for-sale are carried at estimated fair value. Unrealized holding gains and losses are excluded from earnings and reported in a separate component of shareholders' equity until realized. Because the Bank has net operating loss carryforwards, no tax benefit has been recorded from the unrealized loss.

     Gains or losses on sales of securities are determined using the specific identification method.

  LOANS

     Loans are generally carried at principal amounts outstanding less unearned income. Unearned income includes deferred unamortized fees net of direct incremental loam origination costs. Interest income is accrued as earned. Net deferred fees are accreted into interest income using the interest method or straight line method if not materially different as described below.

     Nonaccrual loans are those for which management has discontinued accrual of interest because (i) there exists reasonable doubt as to the full and timely collection of either principal or interest, or (ii) such loans have become contractually past due ninety days with respect to principal or interest. Interest accruals may be continued for loans that have become contractually past due ninety days when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

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

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



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

     The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the impairment is measured by using the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for credit losses.

     The Company's policy is to record cash receipts received on impaired loans first as reductions to principal and then to interest income.

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

  ALLOWANCE FOR CREDIT LOSSES

     Provisions for credit losses charged to operations reflect management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem and potential problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California).

  OTHER REAL ESTATE OWNED

     Other Real Estate Owned ("OREO") includes real property acquired in full or partial satisfaction of loans through foreclosure, including direct foreclosure or deed in lieu of foreclosure.

     Foreclosed property is initially recognized at the property's estimated fair value at the date of foreclosure, with any excess of the net investment in the loan over the property's fair value charged against the allowance for credit losses.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     OREO is classified as held for sale and carried at the lower of estimated fair value or cost. Subsequent write-downs of OREO resulting from declining fair values are recorded in the periods in which they become known. Costs of holding OREO are reflected in other operating expense as incurred.

  PREMISES AND EQUIPMENT, NET

     Premises and equipment are presented at cost less accumulated amortization and depreciation. Depreciation of furniture, fixtures and equipment is determined using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years. Leasehold improvements are amortized using the straight-line method over the term of the related leases or the service lives of the improvements, whichever is shorter.

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

  EARNINGS (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 eliminates both "primary" and "fully diluted" EPS, and requires the computation and disclosures of "basic" EPS and "diluted" EPS. SFAS No. 128 shall be effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. EPS disclosures presented herein have been calculated in accordance with SFAS No. 128.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995


     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 was 677,202, 677,260, and 677,260, respectively. The weighted average number of common shares and common shares equivalents outstanding used in computing diluted earnings per share for the year ended December 31, 1997 was 1,629,796. Loss per share computations, for 1996 and 1995, exclude common share equivalents, since the effect would be to reduce the loss per share amount. All periods presented were restated to reflect the 9:09 to 1 reverse stock split effective June 20, 1997 and the 100% common stock dividend declared January 8, 1998 to be paid February 13, 1998. The 100% stock dividend was accounted for as a 2 for 1 stock split. The following table is a reconciliation of income (loss) and shares used in the computation of basic and diluted earnings per share:


                                                        Net Income                   Per share
                                                          (loss)         Shares        amount
                                                       ----------     ----------     ----------
                                                      (in thousands)
     FOR THE YEAR ENDED 1997:
          Basic EPS. . . . . . . . . . . . . . . .     $      132        677,202     $     0.20
                                                                                     ----------
                                                                                     ----------
          Effect of dilutive securities:
               Options and warrants. . . . . . . .                        40,265
               Convertible preferred stock . . . .                       912,329
                                                       ----------     ----------
          Diluted EPS. . . . . . . . . . . . . . .     $      132      1,629,796     $     0.08
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
     FOR THE YEAR ENDED 1996:
          Basic and diluted EPS. . . . . . . . . .     $   (1,244)       677,260     $    (1.84)
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
     FOR THE YEAR ENDED 1995:
          Basic and diluted EPS. . . . . . . . . .     $   (7,200)       677,260     $   (10.63)
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------


     On January 8, 1998, subsequent to year end 1997, a 100% stock dividend was declared by the Board of Directors for shareholders of record on February 4, 1998. The stock dividend is payable on February 13, 1998. The stock dividend will be accounted for as a 2 for 1 stock split and all related share data in the consolidated financial statements reflect the effect of the stock dividend for all periods presented.

  INTEREST-RATE SWAP AGREEMENTS AND HEDGING CONTRACTS

     During 1994, the Company entered into interest-rate swap agreements as a means of moderating the impact of changes in the prime interest rate on income from loans and investment securities. The differential to be received (paid) in interest-rate swap agreements is recognized in interest income from loans or investments over the life of the related agreements. Upon termination of a swap agreement, the Company recognizes the remaining interest differential to be received (paid) and unrealized gain or loss to income or expense in the period the swap is terminated.

     The Company does not use interest-rate swaps for trading purposes. Interest-rate swap agreements used to hedge the available-for-sale investment securities are carried at fair value and the unrealized gain or loss is included with the unrealized gain or loss on its investment securities available-for-sale as a separate component of equity. Interest-rate swaps used to hedge the loan portfolio are carried off balance sheet.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     The Company did not enter into any interest-rate swap or other derivative agreements during 1997, 1996 and 1995. There were no such agreements outstanding as of December 31, 1997 and 1996.

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

  STOCK OPTIONS

     Prior to January 1, 1996 the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996 the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  RECLASSIFICATIONS

     Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     The FASB recently issued SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 129 applies to all entities that issue any securities other than ordinary common stock and continues the existing requirements to disclose the pertinent rights and privileges of all securities. SFAS No. 130 provides guidance for reporting and display of comprehensive income and its components in the financial statements and SFAS No. 131 establishes standards for the way that public entities report information about operating segments in annual and interim financial statements. These statements are effective for fiscal years beginning after December 15, 1997. The Company will incorporate these disclosures into its financial statements and notes thereto at the time these pronouncements are adopted.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



NOTE 2--REGULATORY MATTERS

     The Bank entered into a Formal Agreement with the Office of the Comptroller of the Currency ("OCC") on December 14, 1995 (the "Formal Agreement").
Effective November 18, 1997 the OCC terminated the Formal Agreement. Prior to its termination the Bank was required to maintain certain regulatory capital levels, appoint a new chief financial officer, make certain determinations as to the reasonableness of any salary, consulting fee, expense reimbursement or other type of compensation, review the need for, and the reasonableness of, all existing consulting, employment and severance contracts, prepare a written analysis of any new products or services, maintain the Bank's liquidity at a level sufficient to sustain current and anticipated operations, develop a three-year capital plan and strategic plan, and improve the Bank's loan administration.

     The Company entered into a Memorandum of Understanding ("MOU") on October 26, 1995 with the Federal Reserve Bank of San Francisco (the "FRB"). Effective September 4, 1997 the MOU was terminated by the FRB. Prior to its termination, the MOU prohibited the Company from paying dividends without prior approval of the FRB, required the submission of a plan to increase the Bank's capital ratios, required the Company to conduct a review of the senior and executive management of the Company and the Bank, prohibited the incurrence or renewal of debt without the FRB's approval, restricted cash expenditures in excess of $10,000 in any month and prohibited the Company from making acquisitions or divestitures or engaging in new lines of business without the FRB's approval.

     REGULATORY CAPITAL REQUIREMENTS

     The Federal Reserve Board and the OCC have issued guidelines (the "guidelines") regarding risk-based capital requirements. The guidelines provide detailed definitions of regulatory capital and assign different weights to various assets and credit equivalent amounts of off-balance-sheet financial instruments, depending upon the perceived degree of credit risk to which they expose such entities. Each banking organization is required to maintain a specified minimum ratio of capital to the total of such risk-adjusted assets and off-balance sheet financial instruments.

     The Company and the Bank are subject to various capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (primarily common stock and retained earnings less goodwill) to risk-weighted assets, and of Tier 1 capital to average assets.

     At December 31, 1997, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At December 31, 1996, the OCC categorized the Bank as adequately capitalized. Under this framework, the Bank's current capital levels allow the acceptance of brokered deposits without prior approval. At December 31, 1997, brokered deposits were 0.3% of total deposits. There are no conditions or events since the most recent notification which management believes have changed the Bank's category.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     The actual and required capital ratios of the Company and the Bank at December 31:

                                                                                                          TO BE CATEGORIZED
                                                                                                                 AS WELL
                                                                                                            CAPITALIZED UNDER
                                                                                      FOR CAPITAL           PROMPT CORRECTIVE
                                                             ACTUAL               ADEQUACY PURPOSES              ACTION
                                                     --------------------      --------------------      --------------------
                                                      AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT       RATIO
                                                     -------     --------      -------      -------      -------      -------
As of December 31, 1997
(Dollars in thousands)
Total Capital to Risk Weighted Assets
     Company.. . . . . . . . . . . . . . . . . . .   $13,329        18.25%     $ 5,844       > =8.0%         n/a
     Bank. . . . . . . . . . . . . . . . . . . . .     8,296        11.63%       5,705       > =8.0%     $ 7,132      > =10.0%
Tier 1 Capital to Risk Weighted Assets
     Company.. . . . . . . . . . . . . . . . . . .    12,402        16.98%       2,922       > =4.0%         n/a
     Bank. . . . . . . . . . . . . . . . . . . . .     7,390        10.36%       2,853       > =4.0%       4,279       > =6.0%
Tier 1 Capital to Average Assets
     Company.. . . . . . . . . . . . . . . . . . .    12,402        10.43%       4,756       > =4.0%         n/a
     Bank. . . . . . . . . . . . . . . . . . . . .     7,390         6.48%       4,559       > =4.0%       5,699       > =5.0%
As of December 31, 1996
Total Capital to Risk Weighted Assets
     Company . . . . . . . . . . . . . . . . . . .     5,831         8.25%       5,657       > =8.0%         n/a
     Bank. . . . . . . . . . . . . . . . . . . . .     5,820         8.24%       5,657       > =8.0%       7,071      > =10.0%
Tier 1 Capital to Risk Weighted Assets
     Company . . . . . . . . . . . . . . . . . . .     4,921         6.96%       2,828       > =4.0%         n/a
     Bank. . . . . . . . . . . . . . . . . . . . .     4,911         6.95%       7,071      > =10.0% (1)   4,243       > =6.0%
Tier 1 Capital to Average Assets
     Company . . . . . . . . . . . . . . . . . . .     4,921         4.68%       4,210       > =4.0%         n/a
     Bank. . . . . . . . . . . . . . . . . . . . .     4,911         4.67%       6,841       > =6.5% (1)   5,262       > =5.0%

(1) Ratio required by the Formal Agreement, terminated September 4, 1997.

NOTE 3--AVERAGE FEDERAL RESERVE REQUIREMENTS

     All depository institutions which are member banks are required to maintain reserves on deposits representing transaction accounts in the form of balances with the Federal Reserve Bank. The average reserve requirements for the Bank were $667,000 and $657,000 for the years ended December 31, 1997 and 1996, respectively. Neither the Company nor the Bank is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

NOTE 4--SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

     The Company enters into purchases of securities under agreements to resell ("reverse repurchase agreements") with primary dealers, as designated by the Federal Reserve Bank of New York, only. Amounts advanced under these agreements represent short-term invested cash included in cash and cash equivalents in the consolidated balance sheets. Securities subject to reverse repurchase agreements are held in the name of the Company or Bank by the dealers who arrange the transactions.

     Overnight reverse repurchase agreements contain no provisions to ensure that the fair value of the underlying securities remains sufficient to prevent loss to the Company in the event of default by the counterparty. With respect to agreements having terms in excess of one day, in the event that the fair value of securities decreases below the

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



carrying amount of the related reverse repurchase agreements, the counterparties are required to designate an equivalent amount of additional securities in the name of the Company.

     Reverse repurchase agreements relating to mortgage-backed securities and U.S. Treasury and government agency securities represent agreements to resell the same securities.

     There were no reverse repurchase agreements outstanding during 1997 and 1996.

NOTE 5--INVESTMENT SECURITIES

     The following is a summary of realized gains and losses on securities available-for-sale and interest income on securities held-to-maturity and available for sale:

                                                       YEAR ENDED DECEMBER 31,
                                                   ---------------------------------
                                                      1997       1996        1995
                                                   ---------   ---------   ---------
                                                       (DOLLARS IN THOUSANDS)
     Gains and Losses:
          Securities available-for-sale:
               Gross realized gains. . . . . .    $        3  $       17  $       67
               Gross realized losses . . . . .          (40)        (20)     (1,300)
                                                   ---------   ---------   ---------
          Net realized losses. . . . . . . . .    $     (37)  $      (3)  $  (1,233)
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------
     Interest Income:
          Securities held-to-maturity:
               Tax-exempt. . . . . . . . . . .    $      -    $      -    $      -
               Taxable . . . . . . . . . . . .         1,194          62         -
                                                   ---------   ---------   ---------
                                                  $    1,194  $       62  $      -
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------
          Securities available-for-sale:
               Tax-exempt. . . . . . . . . . .    $      -    $      -    $       12
               Taxable . . . . . . . . . . . .           746         928       1,383
                                                   ---------   ---------   ---------
                                                  $      746  $      928  $    1,395
                                                   ---------   ---------   ---------
                                                   ---------   ---------   ---------


     At December 31, 1997, a portion of the Company's investment securities portfolio was pledged as collateral for retail (customer) repurchase agreements, institutional repurchase agreements, FHLB borrowings, FRB discount lines and other deposits. Securities pledged for these purposes totaled $17.6 million. (Also see Note 10--Borrowed Funds.)

     The Company regularly monitors its investment portfolio for any deterioration in the issuer's creditworthiness expected to continue for a prolonged period of time which may result in a permanent impairment of the security's value. In such a circumstance, any permanent decline in value is charged against earnings.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company's investment securities held-to-maturity and available-for-sale at December 31, 1997 and 1996, are presented below:



                                                          1997                                            1996
                                     ---------------------------------------------   ---------------------------------------------
                                       TOTAL       GROSS       GROSS     ESTIMATED     TOTAL       GROSS       GROSS     ESTIMATED
                                     AMORTIZED  UNREALIZED  UNREALIZED      FAIR     AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                       COST        GAINS      LOSSES       VALUE       COST        GAINS      LOSSES       VALUE
                                     ---------  ----------  ----------   ---------   ---------  ----------  ----------   ---------
                                                                             (DOLLARS IN THOUSANDS)
                                  .
Securities held-to-maturity:
   Other government sponsored
      agency securities . . . . . .  $  14,000  $       10  $      -     $  14,010   $  14,395  $      -    $       40   $  14,355
                                     ---------  ----------  ----------   ---------   ---------  ----------  ----------   ---------
Securities available-for-sale:
   U.S. Treasury securities . . . .  $   1,002  $        3  $      -     $   1,005   $          $      -    $      -     $     -
   FNMA-issued mortgage pass-
      through certificates. . . . .      4,327          22         -         4,349         -           -           -           -
   Other government-sponsored
      agency securities . . . . . .     15,488          34         -        15,522       1,000           3         -         1,003
   CMO's and REMIC's issued by U.S.
      government sponsored agencies      4,977         (21)        -         4,956       3,078         -            79       2,999
                                     ---------  ----------  ----------   ---------   ---------  ----------  ----------   ---------
                                     $  25,794  $       38  $      -     $  25,832   $   4,078  $        3  $       79   $   4,002
                                     ---------  ----------  ----------   ---------   ---------  ----------  ----------   ---------
                                     ---------  ----------  ----------   ---------   ---------  ----------  ----------   ---------


     The carrying value and estimated fair values of investment securities at December 31, 1997 by contractual maturity, are shown below:

                                                            CARRYING AMOUNT OF INVESTMENT SECURITIES MATURING:
                                  ------------------------------------------------------------------------------------------------
                                                       AFTER ONE BUT      AFTER FIVE BUT
                                  WITHIN ONE YEAR    WITHIN FIVE YEARS   WITHIN TEN YEARS    AFTER TEN YEARS
                                  ----------------   -----------------   -----------------   ----------------
                                  AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     TOTAL     YIELD
                                  ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                                                         (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
  Other government-sponsored
    agency securities. . . . . .  $2,000     5.86%   $12,000     6.72%   $     -       -     $   -         -     $14,000     6.60%
                                  ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                  ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Securities available-for-sale:
  U.S. Treasury securities . . .  $  -         -     $ 1,005     5.85%   $     -       -     $   -         -     $ 1,005     5.85%
  FHLMC/FNMA-issued mortgage
    pass-through certificates. .     -         -         923     6.45%     3,426     6.59%       -         -       4,349     6.56%
  Other government sponsored
    agency securities. . . . . .     -         -      12,018     6.59%     3,504     6.96%       -         -      15,522     6.67%
  CMO's and REMIC's issued by
    U.S. government sponsored
    agencies . . . . . . . . . .     -         -         -         -       3,499     6.69%     1,457     6.96%     4,956     6.77%
                                  ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                  $  -         -     $13,946     6.53%   $10,429     6.75%   $ 1,457     6.96%   $25,832     6.64%
                                  ------   -------   -------   -------   -------   -------   -------   -------   -------   -------
                                  ------   -------   -------   -------   -------   -------   -------   -------   -------   -------


     The Company owns stock in the Federal Reserve Bank, Federal Home Loan Bank and Pacific Coast Bankers Bank. These investments are carried at cost and totaled $646,000 and $233,000 at December 31, 1997 and 1996, respectively.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



NOTE 6--LOANS RECEIVABLE

     The following is a summary of the major categories of loans receivable outstanding at December 31, 1997 and 1996:

                                                                                    1997           1996
                                                                                 ---------      --------
                                                                                  (Dollars in thousands)
     Real estate construction and land development. . . . . . . . . . . . .     $    3,148     $   3,441
     Commercial loans:
          Secured by one to four family residential properties. . . . . . .          6,545         6,233
          Secured by multifamily residential properties . . . . . . . . . .          2,494         2,879
          Secured by commercial real properties . . . . . . . . . . . . . .         22,324        26,629
          Other, secured and unsecured. . . . . . . . . . . . . . . . . . .         21,264        16,508
     Home equity lines of credit. . . . . . . . . . . . . . . . . . . . . .            252           581
     Consumer installment and unsecured loans to individuals. . . . . . . .          5,508         6,545
                                                                                 ---------      --------
                                                                                    61,535        62,816
          Deferred net loan origination fees. . . . . . . . . . . . . . . .           (283)         (269)
                                                                                 ---------      --------
                                                                                $   61,252     $  62,547
                                                                                 ---------      --------
                                                                                 ---------      --------

          Weighted average yield for loans at December 31 . . . . . . . . .           9.69%         9.34%


     The following is a summary of activity in the allowance for credit losses for the years ended December 31, 1997, 1996 and 1995:

                                                      1997     1996      1995
                                                    -------   -------   -------
                                                     (Dollars in thousands)
     Balance, beginning of year. . . . . . . . . . $  2,969  $  3,805  $  3,063
     Provision for credit losses . . . . . . . . .        -         -     2,307
     Loans charged off.. . . . . . . . . . . . . .   (1,315)   (1,300)   (2,632)
     Recoveries of loans previously charged off. .      369       464     1,067
                                                     ------   -------   -------
     Balance, end of year. . . . . . . . . . . . . $  2,023  $  2,969  $  3,805
                                                     ------   -------   -------
                                                     ------   -------   -------


     At December 31, 1997 and 1996, the Bank had classified $0.2 million and $1.6 million, respectively, of its loans as impaired with specific reserves of $15,000 and $710,000, respectively. In addition, $6.4 million and $5.6 million of the Bank's loans are classified as impaired with no related specific loss reserve at December 31, 1997 and 1996, respectively. The average recorded investment and interest income recognized on impaired loans during the years ended December 31, 1997, 1996, and 1995 was $6.4 million, $7.8 million, and $9.9 million, and $0.5, $0.7 million and $0.8 million, respectively.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



The following is a summary of nonperforming loans at December 31, 1997, 1996, respectively.

                                                                                          1997      1996
                                                                                       --------  --------
                                                                                     (DOLLARS IN THOUSANDS)
          Nonaccrual loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,201  $    928
          Troubled debt restructurings. . . . . . . . . . . . . . . . . . . . . . . .     5,422     5,016
          Loans contractually past due ninety or more days with respect
               to either principal or interest and still accruing interest. . . . . .       -         300
                                                                                        -------   -------
                                                                                       $  6,623  $  6,244
                                                                                        -------   -------
                                                                                        -------   -------


     Interest foregone on nonperforming loans outstanding during the years ended December 31, 1997, 1996 and 1995 was $177,000, $171,000 and $160,000,
respectively.

     The ability of the Company's borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company's market area. At December 31, 1997, loans aggregating $34.5 million were collateralized by liens on residential and commercial real properties. While the Company's loan portfolio is generally diversified with regard to the industries represented, at December 31, 1997, the Company's loans to businesses and individuals engaged in entertainment industry-related activities amounted to $6.3 million, none of which are collateralized by real property.

     In the normal course of business, the Bank may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The aggregate dollar amounts of these loans were $1,133,000 and $191,000 at December 31, 1997 and 1996, respectively. During 1997 there were $1.0 million of advances and $58,000 of repayments. Interest income recognized on these loans amounted to $16,000, $22,000 and $27,000 during 1997, 1996 and 1995, respectively. At December 31, 1997, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

NOTE 7--PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

     The following is a summary of the major components of premises and equipment at December 31, 1997 and 1996.

                                                                          1997     1996
                                                                        -------   -------
                                                                     (DOLLARS IN THOUSANDS)
          Leasehold improvements . . . . . . . . . . . . . . . .       $  1,680  $  1,680
          Furniture, fixtures and equipment. . . . . . . . . . .          3,229     3,208
                                                                        -------   -------
                                                                          4,909     4,888
          Less accumulated amortization and depreciation . . . .        (4,124)   (3,945)
                                                                        -------   -------
                                                                       $    785  $    943
                                                                        -------   -------
                                                                        -------   -------


                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     Rent amortization and depreciation expense, and rental income for the years ended December 31, 1997, 1996 and 1995 are summarized below.

                                                         1997        1996        1995
                                                       -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)
     Rent expense . . . . . . . . . . . . . . . .     $    650    $    668    $  1,939
     Sublease income. . . . . . . . . . . . . . .            -         (16)       (246)
     Accretion of sublease loans. . . . . . . . .            -           -        (457)
                                                       -------     -------     -------
          Net rent expense. . . . . . . . . . . .          650         652       1,236
     Amortization of leasehold improvements . . .           93          77         135
     Other occupancy expense. . . . . . . . . . .           63          64          97
                                                       -------     -------     -------
          Total occupancy expense . . . . . . . .     $    806    $    793    $  1,468
                                                       -------     -------     -------
                                                       -------     -------     -------
     Depreciation expense . . . . . . . . . . . .     $     85    $    117    $    220
     Other furniture and equipment expense. . . .          115         181         165
                                                       -------     -------     -------
          Total furniture and equipment expense .     $    200    $    298    $    385
                                                       -------     -------     -------
                                                       -------     -------     -------

     The Bank has leased, under lease agreements modified by a Lease Restructure Agreement as of December 31, 1995, 23,883 square feet of office space in west Los Angeles. The leases expire in October 2004. The leases are subject to annual adjustments for increases in property taxes and operating costs. Under the provisions of the Lease Restructure Agreement, the Bank assigned its interests in its subleases to the landlord. In conjunction with the execution of the Lease Restructure Agreement, the Company has issued the landlord a seven-year warrant to purchase up to 9.9% of the shares of common stock of the Company at a current exercise price of $5.00 per share and 9.9% of the shares of preferred stock of the Company at a current exercise price of $10.00 per share. The Company also granted the landlord registration rights with respect to shares purchased by the landlord (or its assignee) pursuant to the Warrant Agreement. No value has been assigned to those warrants for disclosure purposes in the consolidated financial statements.

     Minimum annual rental commitments under these leases at December 31, 1997 are summarized below.

                                                           (DOLLARS IN
                                                            THOUSANDS)
                                                            ----------
          Year Ended December 31,
          1998 . . . . . . . . . . . . . . . . . . . .     $       668
          1999 . . . . . . . . . . . . . . . . . . . .             668
          2000 . . . . . . . . . . . . . . . . . . . .             692
          2001 . . . . . . . . . . . . . . . . . . . .             692
          2002 and thereafter. . . . . . . . . . . . .           2,418
                                                            ----------
                                                           $     5,138
                                                            ----------
                                                            ----------


NOTE 8--OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce the impact on the Company's operating results of

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



fluctuations in market or managed index interest rates. These financial instruments include commitments to extend credit, conditional obligations under standby letters of credit, and interest-rate swap agreements and collar contracts.

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

     The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, evaluating customers' creditworthiness individually. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. The nature of collateral obtained varies and may include deposits held in financial institutions; marketable securities; accounts receivable, inventory, and plant and equipment; and residential or income-producing commercial real properties.

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

     Undisbursed commitments under revocable and irrevocable loan facilities amounted to $9.4 million and $7.9 million at December 31, 1997 and 1996, respectively. Contingent obligations under standby letters of credit totaled $600,000 and $175,000 at December 31, 1997 and 1996, respectively. At December 31, 1997, $100,000 of standby letters of credit was collateralized by either cash or property; substantially all standby letters of credit expire within one year and one such obligation for $100,000 extends to the year 2001.

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

     In December 1994, the Bank entered into an interest-rate swap contract. Under the terms of the agreement the Bank received a floating three-month Libor rate, initial rate of 6.8%, and paid an 8.2% fixed rate. The payments were calculated on a $30 million notional amount based on a three-year term to be paid semi annually. The swap was intended to hedge the market value fluctuations of a portion of the available-for-sale securities portfolio, and was terminated early in the second quarter of 1995. The Bank realized a loss of $1,294,000 on the early termination of the swap.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     In October 1993, the Bank entered into an interest-rate swap contract. Under the terms of the agreement, the Bank received 6.0% fixed and paid floating-rate prime for 21 months on a $10 million notional amount. The swap expired in August, 1995.

     The Company did not enter into any interest-rate swap or other derivative agreements during 1997 and 1996. There were no such agreements outstanding as of December 31, 1997 and 1996.

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

     The settlement was originally conditioned on the recapitalization of the Bank on or before March 31, 1997, and, in light of that condition, "tolling" agreements were entered into with various third parties to preserve the Bank's ability to institute, if necessary, further proceedings against those third parties for potential losses that may have arisen from the continuation of Lloyd's counterclaims, if the settlement had not been concluded. The settlement agreement originally provided that the Bank would pay $500,000 to Lloyd's on the earlier of the seventh day following the completion of the Bank's recapitalization through the Offerings or March 31, 1997 and an additional $500,000 on the second anniversary of that payment. The agreement also provided that BCMB will release the Bank from any claim that BCMB might have against the Bank should BCMB suffer loss in connection with Lloyd's counterclaims against BCMB in the continuing litigation. Prior to December 31, 1996, the Company and all affected parties agreed to a single payment of the settlement on a discounted lump-sum basis, which payment was made.

NOTE 10--BORROWED FUNDS

     The Company enters into sales of securities under agreements to repurchase ("repurchase agreements"). Repurchase agreements are treated as financings with the related investment securities and obligations to repurchase those securities reported in the balance sheet as assets and liabilities, respectively.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     As part of its money management services offered to customers, the Company offers retail repurchase agreements secured by U.S. government and federal agency securities for the short-term investment of funds. Securities subject to repurchase agreements are retained by the Company's custodian under written agreements that recognize the customers' interests in the securities.

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

     The maximum amount of securities sold with agreements to repurchase at any month end was $5.0 million, $1.5 million and $7.0 million during 1997, 1996 and 1995, respectively.

     Other borrowings is comprised of Federal Home Loan Bank advances, secured by U.S. government and agency securities, and mature on June 29, 1998 with a fixed rate of 5.79%. The maximum amount of other borrowings outstanding at any month end was $3.5 million during 1997. The Bank did not utilize other borrowings during 1996 and 1995.

     The following summarizes borrowed funds and weighted average rates.


                                                  1997                               1996                             1995
                                  -------------------------------    -------------------------------   -----------------------------
                                  BALANCES AT   AVERAGE   AVERAGE    BALANCES AT   AVERAGE   AVERAGE  BALANCES AT   AVERAGE AVERAGE
                                   YEAR-END     BALANCE    RATE       YEAR-END     BALANCE    RATE     YEAR-END     BALANCE  RATE
                                  -----------   -------   -------    -----------   -------   -------  -----------   ------- -------
                                                                          (Dollars in thousands)
   Securities sold under
      repurchase agreements. . .  $     5,050   $ 1,637    5.68%     $       -     $   -         -     $     4,497  $ 4,154    2.65%

   Other borrowings. . . . . . .        3,500       143    4.89%             -         -         -             -        -        -


NOTE 11--INCOME TAXES

     No income tax provision was recorded during 1997 due to the utilization of previously unrecognized tax benefits to offset the current period tax liability. During the year ended December 31, 1996 the Company recognized a tax benefit for federal income tax purposes of approximately $579,000 (including $43,000 in interest) related to a refund of prior year taxes from the carryback of a portion of the NOL's for which tax benefit had not previously been recognized. No income tax benefit was recorded for 1995, due to the uncertainty with respect to the ultimate realization of such benefit.

     A reconciliation of the amounts computed by applying the federal statutory rate of 35% for 1997, 1996 and 1995 to the loss or income before tax benefits and the effective tax rate follows:

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995




                                                                           1997                1996                1995
                                                                    -----------------   -----------------   ------------------
                                                                                       (Dollars in thousands)
Tax provision (benefit) at statuory rate . . . . . . . . . . . .    $    46     35.0%   $  (638)   (35.0%)  $(2,545)   (35.0%)
Increase (reduction) in taxes resulting from:
     Tax-exempt income on state municipal securities and loans .          -                   -                 (67)    (1.0%)
     Valuation allowance on deferred tax asset . . . . . . . . .        (47)   (35.6%)        -               2,302     31.7%
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . .          1      0.6%        59      3.0%       310      4.3%
                                                                    -------   -------   -------   -------   -------   -------
                                                                    $   -         -     $  (579)   (32.0%)  $   -         -
                                                                    -------   -------   -------   -------   -------   -------
                                                                    -------   -------   -------   -------   -------   -------


The major components of the net deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                            1997         1996
                                                        ---------     ---------
                                                        (DOLLARS IN THOUSANDS)
Deferred tax assets:
     Net operating losses. . . . . . . . . . . . . .    $   9,013     $   9,143
     OREO reserves . . . . . . . . . . . . . . . . .          448           434
     Accrued expenses. . . . . . . . . . . . . . . .          222           234
     Alternative minimum tax credits . . . . . . . .          218           218
     Bad debt expense. . . . . . . . . . . . . . . .          230           455
     Nonaccrual interest . . . . . . . . . . . . . .           36           108
     Other . . . . . . . . . . . . . . . . . . . . .           19            18
                                                         --------      --------
     Total deferred tax liabilities. . . . . . . . .       10,186        10,610
                                                         --------      --------

Deferred tax liabilities:
     State taxes . . . . . . . . . . . . . . . . . .           (1)           (1)
     Depreciation. . . . . . . . . . . . . . . . . .           58            88
     Loan Fees . . . . . . . . . . . . . . . . . . .          (61)          (36)
                                                         --------      --------
     Total deferred tax liabilities. . . . . . . . .           (4)           51
                                                         --------      --------
Net deferred tax asset . . . . . . . . . . . . . . .       10,190        10,559
Valuation allowance. . . . . . . . . . . . . . . . .      (10,190)      (10,559)
                                                         --------      --------
Deferred tax asset, net of valuation allowance . . .    $     -       $     -
                                                         --------      --------
                                                         --------      --------


     Management believes that the temporary differences resulting in the ending deferred tax asset (exclusive of net operating losses) are expected to reverse within the next three to five years. These temporary differences will generate deductions which will be available to offset future taxable income in the period that these differences reverse. To the extent that these reversing timing differences are in excess of taxable income, they will generate additional operating loss carryforwards. A valuation allowance has been placed against 100% of the net deferred tax asset due to the uncertainty as to its ultimate realization.

     For tax purposes at December 31, 1997, the Company had federal net operating loss carryforwards of $22.3 million, which begin to expire in the year 2007. The Company has California net operating loss carryforwards of $11.1 million, of which $686,000 expire in 1998, $5.5 million expire in 1999 and the remaining expire thereafter. In addition, the Company has an Alternate Minimum Tax credit at December 31, 1997 of $218,000 which may be carried forward indefinitely.

NOTE 12--BENEFIT PLANS

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     STOCK OPTION PLANS. The Company has four stock option plans established in 1983, 1990, 1994, and 1996 (together, the "Plans"). The Plans offer executives and other key employees an opportunity to purchase shares of the Company's common stock. The Plans provide for both nonqualified and incentive stock options and specify a maximum ten-year term for each option granted. Options are granted at exercise prices not less than the fair market value of the stock at the date of grant and are exercisable as determined by the Board of Directors.

     Stock appreciation rights entitling the holder to exercise an option by taking any appreciation over the option exercise price in stock or, with the consent of the Board of Directors Stock Option Committee, in cash, also may be granted under the 1990 plan. A stock associated option is exercisable only for such period as the Stock Option Committee may determine. As of December 31, 1997, 200,000 appreciation rights had been granted under the 1990 plan.

     At December 31, 1997, 47,764 option shares were vested and exercisable under the Plans. The remaining shares under option become exercisable as follows: 1998--42,513; 1999--42,482; and 2000--33,669. Following is a summary of changes in stock options under the Plans.

                                                             OPTION PRICE
                                                               RANGE PER
                                                                 SHARE
                                                     -----------------------------
     Outstanding, January 1, 1995 . . .     60,335   $ 13.04       -       $ 22.73
          Granted . . . . . . . . . . .     17,602     14.23       -         16.50
          Cancelled . . . . . . . . . .    (11,726)    13.04       -         22.73
          Exercised . . . . . . . . . .          -
                                          --------
     Outstanding, December 31, 1995 . .     66,211     13.64       -         22.73
          Granted . . . . . . . . . . .     59,350      4.82       -          8.52
          Cancelled . . . . . . . . . .    (64,137)     6.27       -         22.73
          Exercised . . . . . . . . . .        -         -
                                          --------
     Outstanding, December 31, 1996 . .     61,424      4.82       -          8.52
          Granted . . . . . . . . . . .    111,258      5.00       -          7.96
          Cancelled . . . . . . . . . .     (6,254)     5.75       -          8.52
          Exercised . . . . . . . . . .        -         -
                                          --------
     Outstanding, December 31, 1997 . .    166,428   $  4.82       -       $  8.52
                                          --------
                                          --------

      On June 19, 1997 the Board of Directors granted an option to purchase 1,100 shares of the Company's common stock to an outside director of the Company at a price of $7.23 per share. As of December 31, 1997 none of the 1,100 shares were vested nor exercisable.

     The estimated fair value of options granted during 1997 and 1996 was $7.63 and $2.86 per share, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income for the year ended December 31, 1997 would have been decreased by $57,000. The Company's net loss for the year ended December 31, 1996 would have been increased by $23,000. Basic and diluted earnings per share would have decreased by $.05 for 1997. Basic and diluted loss per share would not have changed for 1996.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



     The fair values of options granted under the Company's fixed stock option plan during 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 1997-no dividend yield, expected volatility of 73%, risk-free interest rate of 5.74%, and an expected life of 10 years; 1996-no dividend yield, expected volatility of 81%, risk-free interest rate of 6.3% and an expected life of 10 years.

     DEFINED CONTRIBUTION RETIREMENT PLAN. The Company maintains a defined contribution retirement Plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, employee contributions were partially matched by the Company through August 31, 1995. The plan remains in force for employee contributions only. Such matching becomes vested when the employee reaches three years of service. Plan expense was $16,000 in 1995.

NOTE 13--PARENT COMPANY INFORMATION

     The following financial information presents the statements of condition of the Company on a parent-only basis as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1997.

          STATEMENTS OF CONDITION


                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                        1997           1996
                                                                                     ----------     ----------
                                                                                       (DOLLARS IN THOUSANDS)
          Cash with Bank . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        29    $        11
          Federal Funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,900            -
          Securities held-to-maturity. . . . . . . . . . . . . . . . . . . . . .          2,000            -
          Loan receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,036            -
          Investment in the Bank . . . . . . . . . . . . . . . . . . . . . . . .          7,428          4,834
          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47            -
                                                                                    -----------    -----------
               Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .    $    12,440    $     4,845
                                                                                    -----------    -----------
                                                                                    -----------    -----------
          Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       -      $       -
          Shareholders' equity:
            Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,613         24,614
            Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . .          7,350              -
            Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .       (19,561)       (19,693)
            Net unrealized (loss) gain on securities available-for-sale. . . . .             38           (76)
                                                                                    -----------    -----------
            Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .         12,440          4,845
                                                                                    -----------    -----------
            Total liabilities and shareholder's equity . . . . . . . . . . . . .    $    12,440    $     4,845
                                                                                    -----------    -----------
                                                                                    -----------    -----------

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995

STATEMENTS OF OPERATIONS


                                                                                       Years ended December 31,
                                                                                 ---------------------------------
                                                                                     1997       1996        1995
                                                                                 --------     --------     -------
                                                                                     (Dollars in thousands)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     151   $       2    $      2
Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1         -           730
                                                                                  --------    --------     -------
Total operating income . . . . . . . . . . . . . . . . . . . . . . . . . .             152           2         732
Other operating expense. . . . . . . . . . . . . . . . . . . . . . . . . .             -           145          85
                                                                                  --------    --------     -------
   Income (loss) before equity in undistributed net loss of the Bank . . .             152        (143)        647
Equity in undistributed net loss of the Bank . . . . . . . . . . . . . . .             (20)     (1,680)     (7,847)
                                                                                  --------    --------     -------
Net income (loss)  before income tax benefit . . . . . . . . . . . . . . .             132      (1,823)     (7,200)
Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -          (579)        -
                                                                                  --------    --------     -------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     132   $  (1,244)   $ (7,200)
                                                                                  --------    --------     -------
                                                                                  --------    --------     -------

STATEMENTS OF CASH FLOW

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1997        1996        1995
                                                                                  --------    --------    --------
                                                                                        (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     132    $ (1,244)  $  (7,200)
     Adjustment to reconcile net loss to net cash provided by (used in)
       operating activities.:
     Equity in undistributed net loss (income) of the Bank, net. . . . . .              20       1,680       7,847
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (47)        -           -
                                                                                  --------    --------    --------
                                                                                       105         436         647
Cash flows from investing activities:
   Investment in Bank. . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,500)       (434)       (700)
   Purchase of securities held-to maturity . . . . . . . . . . . . . . . .          (2,000)        -           -
   Purchase of loans participated. . . . . . . . . . . . . . . . . . . . .          (1,036)        -           -
                                                                                  --------    --------    --------
     Net cash used in investing activities . . . . . . . . . . . . . . . .          (5,536)       (434)       (700)

Cash flows from financing activities:
   Net proceeds from issuance of Preferred Stock . . . . . . . . . . . . .           7,350         -           -
   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1)        -           -
                                                                                  --------    --------    --------
     Net cash provided by financing activities . . . . . . . . . . . . . .           7,349         -           -
                                                                                  --------    --------    --------
Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .           1,918           2         (53)
Cash and cash equivalents, beginning of the year . . . . . . . . . . . . .              11           9          62
                                                                                  --------    --------    --------
Cash and cash equivalents, end of the year . . . . . . . . . . . . . . . .       $   1,929   $      11   $       9
                                                                                  --------    --------    --------
                                                                                  --------    --------    --------


                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



NOTE 14--AVAILABILITY OF FUNDS FROM BANK

     The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues come from interest earned on deposits, investments and loans (see Note 13). Management believes the Company's cash balance plus interest revenues, on a separate-entity basis, are adequate to cover its modest level of operating expenses.

     The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus. As a result of these limitations and net losses incurred by the Bank in prior years, the Bank could not have declared dividends to the Company at December 31, 1997 without the prior approval of the OCC.

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

NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

     The following information supplements the statements of cash flows:

                                                                                     1997       1996        1995
                                                                                   -------     -------     -------
                                                                                        (Dollars in thousands)
          Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,825    $  3,147    $  4,294
          Income tax refund. . . . . . . . . . . . . . . . . . . . . . . .             -           579          77
          Non-Cash Investing and Financing Transactions:
             Unrealized gain on securities available-for-sale. . . . . . .             114          78       2,903
          Transfers to OREO from loans receivable, net . . . . . . . . . .             221         -           -

 NOTE 16--SEVERANCE COSTS

     In connection with the Company's restructuring of the Bank to reduce operating expenses, employees were terminated, resulting in severance costs of $141,000 for the year ended December 31, 1995.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



NOTE 17--DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments at December 31, 1997 and 1996, are presented below.

                                                                               DECEMBER 31, 1997      DECEMBER 31, 1996
                                                                             ---------------------   --------------------
                                                                             CARRYING      FAIR      CARRYING      FAIR
                                                                              AMOUNT       VALUE      AMOUNT      VALUE
                                                                             ---------   ---------   ---------   --------
                                                                                       (DOLLARS IN THOUSANDS)
          Financial Assets:
            Cash, cash equivalents and certificates of deposit. . . .       $  16,336   $  16,336   $  28,113   $  28,113
            Securities available-for-sale . . . . . . . . . . . . . .          25,832      25,832       4,002       4,002
            Securities held-to-maturity . . . . . . . . . . . . . . .          14,000      14,010      14,395      14,355
            Loans, net of allowance for credit losses . . . . . . . .          59,229      59,478      59,578      59,450
          Financial Liabilities:
            Demand deposits, money market and savings . . . . . . . .          66,000      66,000      63,206      63,206
            Time certificates of deposit. . . . . . . . . . . . . . .          31,388      31,938      40,648      41,015
            Securities sold under agreement to repurchase . . . . . .           5,050       5,050         -           -
            Other borrowed funds. . . . . . . . . . . . . . . . . . .           3,500       3,500         -           -
          Off-Balance-Sheet Financial Instruments:
            Commercial and standby letters of credit. . . . . . . . .             -           600         -           175


     The estimated fair value amounts have been determined using pertinent information available to management as of December 31, 1997 and 1996. Considerable judgment is required to interpret this information and develop the estimates of fair value. Although management is not aware of any factors which would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented therein.

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

     INVESTMENT SECURITIES: For securities held for trading purposes, held-to-maturity and available-for-sale, fair values are based on dealer quotes or quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

     It was not practicable to estimate the fair value of nonaccrual loans of approximately $1.2 million at December 31, 1997, and $900,000 at December 31, 1996, because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



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

     OTHER BORROWED FUNDS: The carrying value for this short-term debt is a reasonable approximation of its fair value.

     COMMERCIAL AND STANDBY LETTERS OF CREDIT: The fair value of standby and commercial letters of credit is based on fees currently charged for similar agreements.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          DECEMBER 31, 1997, 1996 AND 1995



NOTE 18--QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1997 and 1996 is presented below.

                                                                                               THREE MONTHS ENDED
                                                                                  --------------------------------------------
                                                                                  MARCH 31,   JUNE 30,    SEPT. 30    DEC. 31
                                                                                    1997        1997        1997        1997
                                                                                  --------    --------    --------    --------
                                                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
          Interest income . . . . . . . . . . . . . . . . . . . . . . . . .      $   2,015   $   1,996   $   2,228   $   2,361
          Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .            711         654         704         787
                                                                                  --------    --------    --------    --------
             Net interest income. . . . . . . . . . . . . . . . . . . . . .          1,304       1,342       1,524       1,574
          Net loss on sale of securities available-for-sale . . . . . . . .            -           -           (12)        (25)
          Other operating income. . . . . . . . . . . . . . . . . . . . . .            118         110         119         176
                                                                                  --------    --------    --------    --------
          Other operating expense . . . . . . . . . . . . . . . . . . . . .         (1,557)     (1,529)     (1,537)     (1,475)
          Net income (loss) before income tax benefit . . . . . . . . . . .           (135)        (77)         94         250
          Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . .            -           -           -           -
                                                                                  --------    --------    --------    --------
          Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .      $    (135)  $     (77)  $      94   $     250
                                                                                  --------    --------    --------    --------
                                                                                  --------    --------    --------    --------
          Basic earnings (loss) per share . . . . . . . . . . . . . . . . .      $   (0.20)  $   (0.11)  $    0.14   $    0.37
          Diluted earnings (loss) per share . . . . . . . . . . . . . . . .      $   (0.20)  $   (0.11)  $    0.04   $    0.10


                                                                                               THREE MONTHS ENDED
                                                                                  --------------------------------------------
                                                                                  MARCH 31,   JUNE 30,    SEPT. 30    DEC. 31
                                                                                    1997        1997        1997        1997
                                                                                  --------    --------    --------    --------
                                                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
          Interest income.. . . . . . . . . . . . . . . . . . . . . . . . .         $2,345      $2,228      $2,121      $2,063
          Interest expense. . . . . . . . . . . . . . . . . . . . . . . . .            892         781         718         688
                                                                                  --------    --------    --------    --------
             Net interest income. . . . . . . . . . . . . . . . . . . . . .          1,453       1,447       1,403       1,375
          Net loss on sale of securities available-for-sale . . . . . . . .             (1)          -           -          (2)
          Other operating income. . . . . . . . . . . . . . . . . . . . . .            169         116         124          96
          Other operating expense . . . . . . . . . . . . . . . . . . . . .         (1,757)     (2,839)     (1,709)     (1,698)
                                                                                  --------    --------    --------    --------
          Net income (loss) before income tax benefit . . . . . . . . . . .           (136)     (1,276)       (182)       (229)
          Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . .              -        (579)          -           -
                                                                                  --------    --------    --------    --------
          Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .          $(136)      $(697)      $(182)      $(229)
                                                                                  --------    --------    --------    --------
                                                                                  --------    --------    --------    --------
          Basic earnings (loss) per share . . . . . . . . . . . . . . . . .         $(0.18)     $(1.06)     $(0.28)     $(0.32)
          Diluted earnings (loss) per share . . . . . . . . . . . . . . . .         $(0.18)     $(1.06)     $(0.28)     $(0.32)


                                  INDEX TO EXHIBITS

EXHIBIT
  NO.
-------
  3.1     Amended and Restated Articles of Incorporation, dated June 20, 1997 *

  3.2     Bylaws of the Company, as amended, restated as of December 18, 1992
          (1)

 10.1     Employment Agreement and Addendum dated June 21, 1996 between
          Mercantile National Bank and Scott A. Montgomery (2)

 10.2 Amendment No. 2 to Employment Agreement dated December 20, 1996 between Mercantile National Bank and Scott A. Montgomery *

 10.3 Letter Agreement dated June 5, 1996 between Mercantile National Bank and Carol A. Ward (2)

 10.4 Letter Agreement dated July 17, 1996 between Mercantile National Bank and Joseph W. Kiley III (3)

 10.5     Form of Indemnity Agreement between the Company and its directors (4)

 10.6 First Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank (1)

 10.7 Second Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank for space at 1840 Century Park East, Los
          Angeles, California, as amended by Amendment to Second Floor Lease dated as of June 7, 1986, and as amended by Second Amendment to Second
          Floor Lease dated as of December 18, 1992 between California State
          Teachers' Retirement System and Mercantile National Bank (1)

 10.8     Lease Restructure Agreement dated December 31, 1995 by and between
          California State Teachers' Retirement System and Mercantile National
          Bank (5)

 10.9 Warrant Agreement dated December 31, 1995 by and between the Company and California State Teachers' Retirement System (5)

10.10 Registration Rights Agreement dated December 31, 1995 by and between the Company and California State Teachers' Retirement System (5)

10.11     Warrant Agreement dated April 30, 1996 between the Company and U.S.
          Stock Transfer Corporation (2)

10.12     National Mercantile Bancorp 1983 Stock Option Plan, as amended March
          22, 1991 (6)

10.13     Form of Stock Option Agreement under the 1983 Stock Option Plan (1)

10.14     National Mercantile Bancorp 1990 Stock Option Plan (7)

10.15     Form of Stock Option Agreement under the 1990 Stock Option Plan (1)

10.16     National Mercantile Bancorp 1994 Stock Option Plan (8)

10.17     Form of Stock Option Agreement under the 1994 Stock Option Plan (9)

10.18     National Mercantile Bancorp 1996 Stock Incentive Plan (10)



10.19     Form of Stock Option Agreement under the 1996 Stock Incentive Plan
          (10)

10.20     Registration Rights Agreement between the Company and Conrad Company
          (11)

10.21     Registration Rights Agreement between the Company and Wildwood
          Enterprises Inc. Profit Sharing Plan and Trust (11)

10.22     Bank Service Agreement dated April 21, 1997 between RH Investment
          Corporation and Mercantile National Bank *

10.23     Investment Management Agreement dated December 1, 1997 between
          Mercantile National Bank and Windsor Financial Group, Inc *

11.       Statement regarding computation of per share earnings (see "Note
          1--Summary of Significant Accounting Policies--Earnings (Loss) Per
          Share"--of the "Notes to the Consolidated Financial Statements" in
          Item 8. Financial Statements in this Annual Report on Form 10-K)

21.       Subsidiaries of the Registrant (12)

23.       Consent of Deloitte & Touche LLP, Independent Auditors *

27.       Financial Data Schedule *

____________
*    Included in this Report

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Proxy Statement dated May 24, 1990 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Proxy Statement dated April 18, 1994 and incorporated herein by reference.
(9) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated August 7, 1997 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Registration Statement on Form S-2 dated February 10, 1997 and amendments thereto and incorporated herein by reference.
(12) Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
