Form 10-Q
period 1998-03-31
NATIONAL MERCANTILE BANCORP
filed 1998-05-15
CIK 714801

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended March 31, 1998  Commission File Number: 0-15982

                          NATIONAL MERCANTILE BANCORP
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         California                                            95-3819685
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  1840 Century Park East, Los Angeles, California             90067
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

          Issuer's telephone number, including area code (310) 277-2265

          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES X         NO
                                 ---          ---

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of May 1, 1998 was 677,048.

                      NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS



                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                  1998           1997
                                                                                               ----------     ----------
                                                                                                 (DOLLARS IN THOUSANDS)
                                                                                               (UNAUDITED)
ASSETS
Cash and due from banks-demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    6,015     $    4,186
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,700         11,900
                                                                                               ----------     ----------
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,715         16,086
Interest-bearing deposits with other financial institutions. . . . . . . . . . . . . . . .            250            250
Securities available-for-sale, at fair value;
  aggregate amortized cost of $44,476 and $25,794 at
  March 31, 1998 and December 31, 1997, respectively . . . . . . . . . . . . . . . . . . .         44,345         25,832
Securities held-to-maturity, at amortized cost;
  aggregate market value of  $14,010 at
  December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         14,000

FRB and other stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            650            646


Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,242         61,252
  Allowance for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,953)        (2,023)
                                                                                               ----------     ----------
    Net loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         57,289         59,229

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            734            785
Other real estate owned, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            517            777
Accrued interest receivable and other assets . . . . . . . . . . . . . . . . . . . . . . .          1,788          1,800
                                                                                               ----------     ----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  123,288     $  119,405
                                                                                               ----------     ----------
                                                                                               ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   36,897     $   35,399
  Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,554          7,431
  Money market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,643         19,646
  Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,165          3,524
  Time certificates of deposit:
    $100,000 or more . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,734         12,402
    Under $100,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,542         18,986
                                                                                               ----------     ----------
       Total deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        103,535         97,388

Securities sold under agreements to repurchase . . . . . . . . . . . . . . . . . . . . . .          3,000          5,050
Other borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,500          3,500
Accrued interest payable and other liabilities . . . . . . . . . . . . . . . . . . . . . .            787          1,027
                                                                                               ----------     ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        110,822        106,965

Shareholders' equity:
  Preferred stock,  6.5% noncumulative convertible preferred stock; $10.00 stated value,
    authorized 1,000,000 shares; issued and outstanding 900,000 shares . . . . . . . . . .          7,350          7,350
  Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 677,048 shares and 677,144 shares
    at March 31, 1998 and December 31, 1997, respectively. . . . . . . . . . . . . . . . .         24,613         24,613
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (19,366)       (19,561)
  Accumulated other comprehensive income . . . . . . . . . . . . . . . . . . . . . . . . .           (131)            38
                                                                                               ----------     ----------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,466         12,440
                                                                                               ----------     ----------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . . . . .     $  123,288     $  119,405
                                                                                               ----------     ----------
                                                                                               ----------     ----------



  See accompanying notes to consolidated financial statements.

                      NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                   1998           1997
                                                                                                  -------       --------
                                                                                              (DOLLARS IN THOUSANDS EXCEPT
                                                                                                     PER SHARE AMOUNTS)
Interest income:
  Loans, including fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,504       $  1,473
  Securities held-to-maturity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            134            287
  Securities available-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            524             85
  Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            187            170
  Interest-bearing deposits with other financial institutions. . . . . . . . . . . . . . .              4              -
                                                                                                  -------       --------

    Total interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,353          2,015
Interest expense:
  Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             21             19
  Money market and savings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            210            139
  Time certificate of deposits:
   $100,000 or more. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            179            109
   Under $100,000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            279            437
                                                                                                  -------       --------
    Total interest expense on deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            689            704
Securities sold under agreements to repurchase . . . . . . . . . . . . . . . . . . . . . .             59              1
Other borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             50              6
                                                                                                  -------       --------
    Total interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            798            711
                                                                                                  -------       --------

    Net interest income before provision for credit losses . . . . . . . . . . . . . . . .          1,555          1,304
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
                                                                                                  -------       --------
  Net interest income after provision for credit losses. . . . . . . . . . . . . . . . . .          1,555          1,304
Other operating income:
  Net gain  on sale of securities available-for-sale . . . . . . . . . . . . . . . . . . .             17              -
  International services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             26             23
  Investment division. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7              5
  Deposit-related and other customer services. . . . . . . . . . . . . . . . . . . . . . .            122             90
  Gain on other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             59              -
                                                                                                  -------       --------
    Total other operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            231            118
Other operating expenses:
  Salaries and related benefits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            763            725
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            195            209
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             60             58
  Printing and communications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             55             64
  Insurance and regulatory assessments . . . . . . . . . . . . . . . . . . . . . . . . . .             79            131
  Customer services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            189            125
  Computer data processing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             74             84
  Legal services . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             38             65
  Other professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             72             50
  Other real estate owned expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5              6
  Promotion and other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             61             40
                                                                                                  -------       --------
    Total other operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,591          1,557
                                                                                                  -------       --------
  Net income (loss) before provision for income taxes. . . . . . . . . . . . . . . . . . .            195           (135)
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              -
                                                                                                  -------       --------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   195       $   (135)
                                                                                                  -------       --------
                                                                                                  -------       --------
  Earnings (loss) per share:

    Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  0.29       $  (0.20)
                                                                                                  -------       --------
                                                                                                  -------       --------
    Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  0.08       $  (0.20)
                                                                                                  -------       --------
                                                                                                  -------       --------


  See accompanying notes to consolidated financial statements.

                      NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (UNAUDITED)


                                                                                                  FOR THE THREE-MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                                ------------------------
                                                                                                  1998           1997
                                                                                                ---------      ---------
                                                                                                  (DOLLARS IN THOUSANDS)
Net cash flow from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     195      $    (135)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             52             44
  Gain on sale of other real estate owned. . . . . . . . . . . . . . . . . . . . . . . . .            (59)             -
  Net gain on sale of securities available-for-sale. . . . . . . . . . . . . . . . . . . .            (17)             -
  Net amortization of (discounts) premiums on securities . . . . . . . . . . . . . . . . .              8            (14)
  Net accretion of discounts on loans purchased. . . . . . . . . . . . . . . . . . . . . .            (28)            (9)
  Decrease (increase)in accrued interest receivable and other assets . . . . . . . . . . .             12           (470)
  (Decrease) increase in accrued interest payable and other liabilities. . . . . . . . . .           (240)            56
                                                                                                ---------      ---------

    Net cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . .            (77)          (528)
Cash flows from investing activities:
  Purchase of securities held-to-maturity. . . . . . . . . . . . . . . . . . . . . . . . .              -         (4,971)
  Purchase of securities available-for-sale. . . . . . . . . . . . . . . . . . . . . . . .        (26,422)        (2,105)
  Proceeds from sales of securities available-for-sale . . . . . . . . . . . . . . . . . .          3,005          1,000
  Proceeds from repayments and maturities of securities available-for-sale . . . . . . . .          4,740             70
  Proceeds from repayments and maturities of securities-held-to-maturity . . . . . . . . .         14,000              -
  Loan originations and principal collections, net . . . . . . . . . . . . . . . . . . . .          1,968          2,284
  Proceeds from sale of other real estate owned. . . . . . . . . . . . . . . . . . . . . .            319              -
  Net purchases of premises and equipment. . . . . . . . . . . . . . . . . . . . . . . . .             (1)             -
                                                                                                ---------      ---------

    Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . .         (2,391)        (3,722)
Cash flows from financing activities:
  Net increase (decrease) in demand deposits, money market and savings accounts. . . . . .          6,259           (195)
  Net decrease in time certificates of deposit . . . . . . . . . . . . . . . . . . . . . .           (112)        (6,496)
  Net (decrease) increase  in securities sold under agreements to repurchase
   and federal funds purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,050)           160
                                                                                                ---------      ---------

    Net cash provided by (used in) financing activities. . . . . . . . . . . . . . . . . .          4,097         (6,531)
                                                                                                ---------      ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .          1,629        (10,781)
Cash and cash equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,086         28,113
                                                                                                ---------      ---------

Cash and cash equivalents, March 31. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  17,715      $  17,332
                                                                                                ---------      ---------
                                                                                                ---------      ---------

Supplemental cash flow information:

  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     765      $     693
  Increase in unrealized loss on securities
   available-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     169      $      38



     See accompanying notes to consolidated financial statements.

                      NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
      FOR THE YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED MARCH 31, 1998
                                     (UNAUDITED)



                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                  PREFERRED STOCK          COMMON STOCK      ACCUMULATED  COMPREHENSIVE
                                                 ------------------  ----------------------
                                                 SHARES     AMOUNT     SHARES       AMOUNT    DEFICIT        INCOME      TOTAL
                                                -------    --------  ----------   ---------  ----------      ------     -------
                                                                   (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

Balance at January 1, 1997 . . . . . . . . .          -    $      -   3,078,146   $  24,614  $  (19,693)     $  (76)    $ 4,845
  9.09 to 1 reverse stock split
    effective June 20, 1997. . . . . . . . .                         (2,739,516)
  Return of fractional common
    shares due to reverse stock
    split. . . . . . . . . . . . . . . . . .                                (58)         (1)                                 (1)
  Issuance of 6.5% noncumulative
    convertible preferred stock,
    $10.00 stated value, net . . . . . . . .    900,000       7,350                                                       7,350
  100% stock dividend declared on
    January 8, 1998. . . . . . . . . . . . .                            338,572
  Comprehensive income:
    Other comprehensive income:
    Unrealized holding gain during
       the period. . . . . . . . . . . . . .                                                                     77          77
    Add: Reclassification adjustment
        for losses included in net income . .                                                                    37          37
    Net income . . . . . . . . . . . . . . .                                                        132                     132
                                                                                                                        -------
       Comprehensive income. . . . . . . . .                                                                                246
                                                -------    --------  ----------   ---------  ----------      ------     -------
Balance at December 31, 1997 . . . . . . . .    900,000       7,350     677,144      24,613     (19,561)         38      12,440
  Return of fractional common
    shares due to reverse stock
    split. . . . . . . . . . . . . . . . . .                                (96)          -
  Comprehensive income:
    Other comprehensive income:
    Unrealized holding losses during
       the period. . . . . . . . . . . . . .                                                                   (152)       (152)
    Less: Reclassification adjustment
        for gains included in net income. . .                                                                   (17)        (17)
    Net income . . . . . . . . . . . . . . .                                                        195                     195
                                                                                                                        -------
       Comprehensive income. . . . . . . . .                                                                                 26
                                                -------    --------  ----------   ---------  ----------      ------     -------
Balance at March 31, 1998. . . . . . . . . .    900,000    $  7,350     677,048   $  24,613  $  (19,366)     $ (131)    $12,466
                                                -------    --------  ----------   ---------  ----------      ------     -------
                                                -------    --------  ----------   ---------  ----------      ------     -------




     See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for such interim periods. The results for the quarter ended March 31, 1998 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").

NOTE 2--EARNINGS (LOSS) PER SHARE

     In February 1997, the Financial Accounting Standards Board "(FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 eliminates both "primary" and "fully diluted" EPS, and requires the computation and disclosures of "basic" EPS and "diluted" EPS. SFAS No. 128 shall be effective for financial statements for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. EPS disclosures presented herein have been calculated in accordance with SFAS
No. 128.

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings (loss) per share for the three months ended March 31, 1998 and 1997 was 677,100 and 677,260, respectively. The weighted average number of common shares and potential common shares outstanding used in computing diluted earnings per share for the three months ended March 31, 1998 was 2,555,886. Loss per share computations, for the three months ended March 31, 1997, exclude potential common shares, since the effect would be to reduce the loss per share amount. All periods presented were restated to reflect the 9:09 to 1 reverse stock split effective June 20, 1997 and the 100% common stock dividend declared January 8, 1998 and paid February 13, 1998. The 100% stock dividend was accounted for as a 2 for 1 stock split.

The following table is a reconciliation of income (loss) and shares used in the computation of basic and diluted earnings per share:





                                                       NET INCOME                      PER SHARE
                                                         (LOSS)          SHARES          AMOUNT
                                                       ----------      ---------       ---------
                                                     (IN THOUSANDS)
         FOR THE THREE MONTHS ENDED MARCH 31, 1998:
            Basic EPS. . . . . . . . . . . . . . . . .   $    195        677,100       $   0.29
                                                                                       --------
                                                                                       --------
            Effect of dilutive securities:
              Options and warrants . . . . . . . . . .                    78,786
              Convertible preferred stock. . . . . . .                 1,800,000
                                                         --------      ---------
            Diluted EPS. . . . . . . . . . . . . . . .   $    195      2,555,886       $   0.08
                                                         --------      ---------       --------
                                                         --------      ---------       --------

         FOR THE THREE MONTHS ENDED MARCH 31, 1997:
            Basic and diluted EPS. . . . . . . . . . .   $   (135)       677,260       $  (0.20)
                                                         --------      ---------       --------
                                                         --------      ---------       --------




NOTE 3--INVESTMENT SECURITIES

     Securities held for investment are classified as investment securities. Because the Company has the ability and management has the intent to hold investment securities until maturity, investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investments classified as securities available for sale are recorded at fair value. Unrealized holding gains or losses for securities available for sale are excluded from earnings, and reported as a net amount after taxes, in a separate component of shareholders' equity, until realized.

NOTE 4--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks and federal funds sold.

NOTE 5--COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid in capital in the consolidated balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     The components of other comprehensive income together with total comprehensive income are reported in the consolidated statement of changes in shareholders' equity. No income tax benefit related to other comprehensive income has been recorded due to the uncertainty with respect to the ultimate realization of such benefit.

NOTE 6--INCOME TAXES

     No income tax provision was recorded during the first quarter of 1998 due to the utilization of previously unrecognized tax benefits to offset the current period tax liability. No income tax benefit was recorded during the first quarter of 1997, due to the uncertainty with respect to the ultimate realization of such benefit.

     For tax purposes at December 31, 1997, the Company had federal net operating loss carryforwards of $22.3 million, which begin to expire in the year 2007. The Company has California net operating loss carryforwards of $11.1 million, of which $686,000 expire in 1997, $5.5 million expire in 1999 and the remaining expire thereafter. In addition, the Company has an Alternate Minimum Tax credit at December 31, 1997 of $218,000 which may be carried forward indefinitely.

NOTE 7--RECLASSIFICATIONS

     Certain prior year data have been reclassified to conform with current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     National Mercantile Bancorp (the "Company") is the holding company for Mercantile National Bank (the "Bank"). Because the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

RESULTS OF OPERATIONS

     The Company recorded consolidated net income of $195,000, or $.08 diluted earnings per share, during the first quarter of 1998, compared to a net loss of $135,000, or $.20 loss per share, during the first quarter of 1997. Net income per basic share was $0.29 during the first quarter of 1998. The change between first quarter of 1998 compared to the first quarter of 1997 resulted primarily from an increase in net interest income of $251,000 and an increase in other operating income of $113,000.

     Return on average assets during the first quarter of 1998 was 0.65% compared with a loss of 0.52% during the first quarter of 1997. Return on average equity during the first quarter of 1998 was 6.22% compared to a loss of 11.08% during the first quarter of 1997.

     The increase in net interest income resulted primarily from the 16.5% increase in average interest earning assets to $114.3 million during the first quarter of 1998 compared to $98.1 million during the first quarter of 1997, and to a lesser extent, an increase in the net interest margin to 5.52% during the first quarter of 1998 compared to 5.39% during the first quarter of 1997. The increase in average interest earning assets was a result of the Company's plan to grow following its recapitalization in 1997 which raised net proceeds of $7.35 million. Growth occurred primarily through the purchase of U.S. Treasury and Agency securities using the excess liquidity provided by the recapitalization and resulting increase in deposits and borrowings.

     The net interest margin increased for several reasons beyond the growth in average shareholders equity of $7.7 million primarily from the recapitalization and the increase in average non-interest-bearing demand deposits of $1.2 million, during the first quarter of 1998 compared to the first quarter of 1997. The weighted average yield on interest-earning assets increased primarily as a result of an increase in the weighted average yield on loans from 9.70% during the first quarter of 1997 to 10.15% during the first quarter of 1998, along with the increase in the weighted average yield on securities from 6.41% to 6.63% during the same periods. In addition, the weighted average cost of interest-bearing liabilities decreased from 4.46% during the first quarter of 1997 to 4.42% during the first quarter of 1998. This was due primarily to a higher average amount of low cost demand, money market and savings accounts of $33.7 million during the first quarter of 1998 compared to $26.5 million during the first quarter of 1997, and a lower average amount of higher-cost time certificates of deposit of $32.0 million as compared to $38.4 million during the same periods.

     Average loans receivable decreased $1.5 million or 2.4% to $60.1 million during the quarter ended March 31, 1998 compared to $61.6 million during the quarter ended March 31, 1997. This decrease reflected higher than average loan payoffs during the first quarter of 1998 of approximately $6.9 million which were partially offset by loan fundings of approximately $5.2 million during the same period.

     Total average securities available for sale increased by $26.0 million to $32.1 million during the quarter ended March 31, 1998 compared to $6.1 million during the quarter ended March 31, 1997, while securities held to maturity decreased $9.3 million during the same periods. This increase in the overall security portfolio resulted from the investment of excess liquidity provided by the net proceeds from the capital offerings completed on June 30, 1997 along with the growth of deposits and borrowings.

     Total average deposits increased $2.9 million or 3% during the first quarter of 1998 compared to the first quarter of 1997 due primarily to increased deposit levels generated by the Bank's business banking, entertainment and escrow divisions. Total average securities sold under agreements to repurchase and other borrowed funds increased $6.9 million to $7.5 million during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

     The provision for credit losses was zero for the quarters ended March 31, 1998 and 1997. Loan charge offs during the first quarter of 1998 were $88,000, compared to $448,000 during the first quarter of 1997. Recoveries were $18,000 during the first quarter of 1998, compared to $125,000 during the first quarter of 1997.

     Other operating income excluding gains and losses on the sale of securities and assets totaled $155,000 during the first quarter of 1998, up $37,000 or 31.4% from the first quarter of 1997. Service charges on deposit accounts increased $32,000 or 35.6% during the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 due primarily to adjustments in deposit services fee pricing effective December 1, 1997, which were implemented to align the Bank's deposit services fee schedule with its competition.

     The net gain on sale of securities totaled $17,000 during the first quarter of 1998 compared to zero during the first quarter of 1997. Additionally, the Bank recorded a gain of $59,000 on the sale of OREO during the first quarter of 1998, a single family home acquired through foreclosure during 1997, compared to zero during the first quarter of 1997.

     Other operating expense remained virtually unchanged during the first quarter of 1998 compared to the first quarter of 1997 totaling $1.6 million during each period. Salaries and related benefits increased $38,000 or 5.2 % during the first quarter of 1998 compared to the first quarter of 1997 due primarily to the personnel added to expand the business banking and entertainment divisions.

     Other operating expense categories, excluding salaries and related benefits, decreased $4,000 or 0.5% for the quarter ended March 31, 1998 from the comparable period in 1997. The increases in customer services of $64,000, primarily as a result of the growth in escrow deposits, along with increases in other professional services of $22,000 and promotion and other expenses of $21,000, were offset by reductions in insurance and regulatory assessments of $52,000, primarily FDIC Insurance, and legal services of $27,000.

     The following table presents the components of net interest income for the quarters ended March 31, 1998 and 1997.


AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME


                                                                                      THREE MONTHS ENDED
                                                               ------------------------------------------------------------------
                                                                        MARCH 31, 1998                     MARCH 31, 1997
                                                               --------------------------------   -------------------------------
                                                                                       WEIGHTED                          WEIGHTED
                                                                           INTEREST     AVERAGE              INTEREST     AVERAGE
                                                                 AVERAGE    INCOME/      YIELD/    AVERAGE   INCOME/       YIELD/
                                                                  AMOUNT    EXPENSE      RATE      AMOUNT    EXPENSE        RATE
                                                               ---------    -------    --------   --------   --------    --------
                                                                                      (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold . . . . . . . . . . . . . . . . . . . . .   $  13,700    $   187     5.54%     $ 12,993   $  170        5.31%
Interest-bearing deposits with other financial institutions.         250          4     6.49%          -         -           -
Securities held-to-maturity. . . . . . . . . . . . . . . . .       8,188        134     6.64%       17,463      287        6.67%
Securities available-for-sale. . . . . . . . . . . . . . . .      32,058        524     6.63%        6,081       85        5.67%
Loans receivable (1)(2). . . . . . . . . . . . . . . . . . .      60,106      1,504    10.15%       61,599    1,473        9.70%
                                                               ---------    -------               --------   ------
  Total interest earning assets. . . . . . . . . . . . . . .     114,302    $ 2,353     8.35%       98,136   $2,015        8.33%
                                                                            -------                          ------
                                                                            -------                          ------

Noninterest earning assets:

  Cash and due from banks - demand . . . . . . . . . . . . .       5,193                             4,736
  Other assets . . . . . . . . . . . . . . . . . . . . . . .       3,286                             3,199
  Allowance for credit losses. . . . . . . . . . . . . . . .      (1,984)                           (2,976)
                                                               ---------                          --------
  Total assets . . . . . . . . . . . . . . . . . . . . . . .   $ 120,797                          $103,095
                                                               ---------                          --------
                                                               ---------                          --------

Liabilities and shareholders' equity:
Interest-bearing deposits:
  Demand . . . . . . . . . . . . . . . . . . . . . . . . . .   $   6,770    $    21     1.26%     $  6,078   $   19       1.27%
  Money market and savings . . . . . . . . . . . . . . . . .      26,952        210     3.16%       19,463      139       2.90%
  Time certificates of deposit:
    $100,000 or more . . . . . . . . . . . . . . . . . . . .      12,727        179     5.70%        8,081      109       5.47%
    Under $100,000 . . . . . . . . . . . . . . . . . . . . .      19,227        279     5.88%       30,353      437       5.84%
                                                               ---------    -------               --------   ------
  Total time certificates of deposit . . . . . . . . . . . .      31,954        458     5.81%       38,434      546       5.76%
                                                               ---------    -------               --------   ------
  Total interest-bearing deposits. . . . . . . . . . . . . .      65,676        689     4.25%       63,975      704       4.46%
Securities sold under agreements to repurchase . . . . . . .       4,049         59     5.91%          131        1       3.10%
Other borrowed funds . . . . . . . . . . . . . . . . . . . .       3,500         50     5.79%          505        6       4.82%
                                                               ---------    -------               --------   ------
  Total interest-bearing liabilities . . . . . . . . . . . .      73,225    $   798     4.42%       64,611   $  711       4.46%
                                                                            -------                          ------
                                                                            -------                          ------

Noninterest-bearing liabilities:

  Noninterest-bearing demand deposits. . . . . . . . . . . .      34,065                            32,844
  Other liabilities. . . . . . . . . . . . . . . . . . . . .         930                               768
Shareholders' equity . . . . . . . . . . . . . . . . . . . .      12,577                             4,872
                                                               ---------                          --------

Total liabilities and shareholders' equity . . . . . . . . .   $ 120,797                          $103,095
                                                               ---------                          --------
                                                               ---------                          --------

Net interest income (spread) . . . . . . . . . . . . . . . .                $ 1,555     3.93%                $1,304       3.86%
                                                                            -------                          ------
                                                                            -------                          ------

Net yield on earning assets (2). . . . . . . . . . . . . . .                            5.52%                             5.39%


------------
(1) Includes average balance of nonperforming loans of $7.0 million and $6.2 million for 1998 and 1997, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $50,000 and $21,000 for the three months ended March 31, 1998 and 1997, respectively.

     The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations Average yields and rates in each reported period were used in rate computations.

INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE




                                                                                    QUARTER ENDED MARCH 31,
                                                                                         1998 VS 1997
                                                                              ---------------------------------
                                                                              INCREASE (DECREASED)       NET
                                                                                      DUE TO(1)        INCREASE
                                                                              --------------------
                                                                               VOLUME         RATE    (DECREASE)
                                                                              -------      -------    ----------
                                                                                      (DOLLARS IN THOUSANDS)
Interest Income:
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . .        $    10      $     7      $    17
Interest-bearing deposits with other financial institutions. . . . . .              4            -            4
Securities held-to-maturity. . . . . . . . . . . . . . . . . . . . . .           (123)         (30)        (153)
Securities available-for-sale. . . . . . . . . . . . . . . . . . . . .            418           21          439
Loans receivable (2) . . . . . . . . . . . . . . . . . . . . . . . . .            (36)          67           31
                                                                              -------      -------      -------
  Total interest-earning assets. . . . . . . . . . . . . . . . . . . .        $   273      $    65      $   338
                                                                              -------      -------      -------
                                                                              -------      -------      -------

Interest Expense:
Interest-bearing deposits:
  Demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     2      $     -      $     2
  Money market and savings . . . . . . . . . . . . . . . . . . . . . .             61           10           71

  Time certificates of deposit:

    $100,000 or more . . . . . . . . . . . . . . . . . . . . . . . . .             65            5           70
    Under $100,000 . . . . . . . . . . . . . . . . . . . . . . . . . .           (160)           2         (158)
                                                                              -------      -------      -------

  Total time certificates of deposit . . . . . . . . . . . . . . . . .            (95)           7          (88)
                                                                              -------      -------      -------

  Total interest-bearing deposits. . . . . . . . . . . . . . . . . . .            (32)          17          (15)

  Securities sold under agreements to repurchase and other borrowings              57            1           58

  Other borrowed funds . . . . . . . . . . . . . . . . . . . . . . . .             43            1           44
                                                                              -------      -------      -------
    Total interest-bearing liabilities . . . . . . . . . . . . . . . .        $    68      $    19      $    87
                                                                              -------      -------      -------
                                                                              -------      -------      -------

  Net interest income. . . . . . . . . . . . . . . . . . . . . . . . .        $   205      $    46      $   251
                                                                              -------      -------      -------
                                                                              -------      -------      -------


(1) The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2) Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

     The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

     LOAN PORTFOLIO COMPOSITION



                                                          MARCH 31,               DECEMBER 31,
                                                            1998                     1997
                                                  -------------------------   ----------------------
                                                      AMOUNT     PERCENT       AMOUNT      PERCENT
                                                   -----------  ----------    ---------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Loan Portfolio Composition:
  Real estate construction and land
    development. . . . . . . . . . . . . . .       $   3,102           5%    $   3,148           5%
  Commercial loans:
    Secured by one to four family
      residential properties . . . . . . . .           7,187          12%        6,545          11%
    Secured by multifamily
      residential properties . . . . . . . .           2,483           4%        2,494           4%
    Secured by commercial real
      properties . . . . . . . . . . . . . .          20,909          36%       22,324          36%
    Other - secured and
      unsecured. . . . . . . . . . . . . . .          20,659          35%       21,264          35%
  Home equity lines of credit. . . . . . . .             240           0%          252           0%
  Consumer installment and
    unsecured loans to individuals . . . . .           4,948           8%        5,508           9%
                                                   ---------       ------    ---------      -------
      Total loans outstanding. . . . . . . .          59,528         100%       61,535         100%

  Deferred net loan origination
    fees and purchased loan discount . . . .            (286)                     (283)
                                                   ---------       ------    ---------
  Loans receivable, net. . . . . . . . . . .       $  59,242                 $  61,252
                                                   ---------       ------    ---------
                                                   ---------       ------    ---------



          Total loans outstanding decreased by $2.0 million to $59.5 million at March 31, 1998 compared to $61.5 million at December 31, 1997. As indicated in the table above, the composition of the loan portfolio has remained relatively unchanged at March 31, 1998 compared to December 31, 1997.

     The following comparative period-end table sets forth certain information concerning nonperforming assets.

     NONPERFORMING ASSETS



                                                                     MARCH 31,    DECEMBER 31,
                                                                        1998         1997
                                                                    ----------   ------------
                                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . .     $  1,581     $  1,201
Troubled debt restructurings . . . . . . . . . . . . . . . . . .           62        5,422
Loans contractually past due ninety or more days with respect
  to either principal or interest and still accruing interest. .        6,190            -
                                                                     --------     --------
Nonperforming loans. . . . . . . . . . . . . . . . . . . . . . .        7,833        6,623
Other real estate owned. . . . . . . . . . . . . . . . . . . . .          517          777
                                                                     --------     --------
Total nonperforming assets . . . . . . . . . . . . . . . . . . .     $  8,350     $  7,400
                                                                     --------     --------
                                                                     --------     --------
Allowance for credit losses as a percent of nonaccrual loans . .        123.5%       168.4%
Allowance for credit losses as a percent of
  nonperforming loans. . . . . . . . . . . . . . . . . . . . . .         24.9%        30.5%
Total nonperforming assets as a percent of loans receivable. . .         14.1%        12.1%
Total nonperforming assets as a percent of total
  shareholders' equity . . . . . . . . . . . . . . . . . . . . .         67.0%        59.5%

     Nonaccrual loans increased $380,000 during the first quarter of 1998 to $1.6 million compared with $1.2 million at December 31, 1997, due to increased delinquencies in the SBA and commercial loan portfolios.

     Troubled debt restructurings ("TDR") represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. TDRs totaled $62,000 at March 31, 1998 compared with $5.4 million at December 31, 1997. The reduction in TDR loans during the first quarter of 1998 is due to the reclassification of one loan totaling $5.4 million discussed below. At March 31, 1998, all TDR loans were performing in accordance with their modified terms.

     Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest increased to $6.2 million at March 31, 1998 from zero at December 31, 1997. This increase is represented primarily by two loans, a $5.4 million loan that is secured by a first deed of trust on a single family residence which, as of January 1998, had an appraised value of $10 million (previously reported as a TDR loan), and a $700,000 SBA-guaranteed loan.

     Other real estate owned ("OREO") at March 31, 1998 consisted of two properties totaling $517,000 representing two undeveloped commercially zoned parcels and one residential parcel.

     As a result of these changes, the amount of non-performing assets at March 31, 1998 was 12.8% greater than the level at December 31, 1997.

     Loan delinquencies greater than 30 days past due increased to $6.6 million or 11.2% of loans receivable at March 31, 1998 from $752,000 or 1.2% of loans receivable at December 31, 1997. This increase in loan delinquencies during the first quarter of 1998 was primarily the result of the two loans discussed above.

ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.

ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES


                                                                 THREE MONTHS ENDED
                                                              --------------------------
                                                               MARCH 31,      MARCH 31,
                                                                  1998          1997
                                                               ----------     ---------
                                                                (DOLLARS IN THOUSANDS)

Balance, beginning of period . . . . . . . . . . . . . . . . .   $  2,023     $  2,969
Loan charge offs:
 Commercial loans:
  Secured by one to four family residential properties.. . . .          4          241
  Secured by commercial real properties. . . . . . . . . . . .          -           52
  Other - secured and unsecured. . . . . . . . . . . . . . . .          -          121
 Consumer installment and unsecured loans to individuals.. . .         84           34
                                                                 --------     --------
 Total loan charge-offs. . . . . . . . . . . . . . . . . . . .         88          448

Recoveries of loans previously charged off:
 Commercial loans:
  Other - secured and unsecured. . . . . . . . . . . . . . . .          4          118
 Consumer installment and unsecured loans to individuals.. . .         14            7
                                                                 --------     --------
 Total recoveries of loans previously charged off. . . . . . .         18          125
                                                                 --------     --------
 Net charge-offs . . . . . . . . . . . . . . . . . . . . . . .         70          323
 Provision for credit losses.. . . . . . . . . . . . . . . . .-         -
                                                                 --------     --------
 Balance, end of period. . . . . . . . . . . . . . . . . . . .   $  1,953     $  2,646
                                                                 --------     --------
                                                                 --------     --------


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact on its financial position or results of operations for 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132"). This Statement standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. At this time, the Company has determined that this Statement will have no significant impact on it since it has no defined benefit plans.

CAPITAL ADEQUACY REQUIREMENTS

     At March 31, 1998 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of March 31, 1998 and December 31, 1997.


         REGULATORY CAPITAL INFORMATION
         OF THE COMPANY AND BANK




                                               WELL CAPITALIZED      MARCH 31,    DECEMBER 31,
                                                   STANDARDS           1998           1997
                                               ----------------     ----------     -----------
         COMPANY:

         Tier 1 leverage . . . . . . . . . .             N/A         10.43%         10.43%
         Tier 1 risk-based capital . . . . .             N/A         17.52%         16.98%
         Total risk-based capital. . . . . .             N/A         18.79%         18.25%

         BANK:
         Tier 1 leverage . . . . . . . . . .           5.00%          6.48%          6.48%
         Tier 1 risk-based capital . . . . .           6.00%         10.79%         10.36%
         Total risk-based capital. . . . . .          10.00%         12.06%         11.63%



LIQUIDITY

     The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

     Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 64.4% of total funding during the first quarter of 1998, compared to 65.4% during the first quarter of 1997. The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated a liability sensitive position of $6.5 million at March 31, 1998, a change from the asset sensitive position of $12.9 million at March 31, 1997. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. During the last twelve months, the Company has increased its investment securities portfolio that reprice after one year to $44.3 million at March 31, 1998 from $21.3 million at March 31, 1997, increased its portfolio of loans that reprice after one year to $15.9 million at March 31, 1998 from $6.3 million at March 31, 1997, and increased its interest bearing transaction deposit accounts and borrowings to $41.9 million from $28.1 million during this same period. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest-bearing demand, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

RATE-SENSITIVE ASSETS AND LIABILITIES



                                                                               MARCH 31, 1998
                                                 ------------------------------------------------------------------------
                                                                            MATURING OR REPRICING IN
                                                 ------------------------------------------------------------------------
                                                    LESS   AFTER THREE   AFTER ONE
                                                    THAN      MONTHS       YEAR
                                                   THREE    BUT WITHIN   BUT WITHIN      AFTER     NOT RATE
                                                   MONTHS    ONE YEAR     5 YEARS       5 YEARS    SENSITIVE       TOTAL
                                                  -------   -----------  ----------     ---------  ----------    --------
                                                                           (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
Interest-bearing deposits with other . . . . .
  financial institutions . . . . . . . . . . .    $     -      $   250     $     -      $     -    $      -      $   250
Federal Funds sold . . . . . . . . . . . . . .     11,700            -           -            -           -       11,700
Securities held-to-maturity. . . . . . . . . .          -            -           -            -           -            -
Securities available-for-sale. . . . . . . . .          -            -       9,938       34,407           -       44,345
Equity investment-FRB, FHLB & PCBB . . . . . .          -            -           -          650           -          650
Loans receivable . . . . . . . . . . . . . . .     28,174       15,198      14,955          915           -       59,242
                                                  -------      -------     -------      -------    --------      -------
  Total rate-sensitive assets. . . . . . . . .     39,874       15,448      24,893       35,972           -      116,187


Rate-sensitive liabilities:
Interest bearing deposits (1):
  Interest-bearing demand, money
    market and savings . . . . . . . . . . . .     35,362            -           -            -           -       35,362
  Time certificates of deposit . . . . . . . .      6,229       13,737      11,310            -           -       31,276
Securities sold under agreements to
  repurchase . . . . . . . . . . . . . . . . .          -        3,000           -            -           -        3,000
Other borrowings . . . . . . . . . . . . . . .      3,500            -           -            -           -        3,500
                                                  -------      -------     -------      -------    --------      -------
  Total rate-sensitive liabilities . . . . . .     45,091       16,737      11,310            -           -       73,138
Interest rate-sensitivity gap  . . . . . . . .     (5,217)      (1,289)     13,583       35,972           -       43,049
                                                  ----------------------------------------------------------------------
                                                  ----------------------------------------------------------------------
Cumulative interest rate-sensitivity gap . . .   $ (5,217)   $  (6,506)   $  7,077    $ 43,049      43,049
                                                 --------    ---------    --------    --------     -------
                                                 --------    ---------    --------    --------     -------
Cumulative ratio of rate sensitive assets to
  rate-sensitive liabilities . . . . . . . . .        88%          89%        110%         159%
                                                  -------      -------     -------      -------
                                                  -------      -------     -------      -------


(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE-SENSITIVE ASSETS AND LIABILITIES



                                                                               MARCH 31, 1997
                                                 ------------------------------------------------------------------------
                                                                            MATURING OR REPRICING IN
                                                 ------------------------------------------------------------------------
                                                    LESS   AFTER THREE   AFTER ONE
                                                    THAN      MONTHS       YEAR
                                                   THREE    BUT WITHIN   BUT WITHIN      AFTER    NOT RATE
                                                   MONTHS    ONE YEAR      5 YEARS      5 YEARS   SENSITIVE     TOTAL
                                                  -------   -----------  ----------    ---------  ---------    --------
                                                                           (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
Interest-bearing deposits with other
  financial institutions . . . . . . . . . . .    $     -      $     -     $     -       $    -     $     -      $     -
Federal Funds sold . . . . . . . . . . . . . .     12,400            -           -            -           -       12,400
Securities held-to-maturity. . . . . . . . . .          -          984      18,395            -           -       19,379
Securities held-for-sale . . . . . . . . . . .      2,000            -           -        2,895           -        4,895
Equity investment-FRB & PCBB . . . . . . . . .          -            -           -          338           -          338
Loans receivable . . . . . . . . . . . . . . .     34,173       19,514       4,028        2,234           -       59,949
                                                  -------      -------     -------       ------     -------      -------
  Total rate-sensitive assets. . . . . . . . .     48,573       20,498      22,423        5,467           -       96,961


Rate-sensitive liabilities:
Interest bearing deposits (1):
  Interest-bearing demand, money
    market and savings . . . . . . . . . . . .     27,890            -           -            -           -       27,890
  Time certificates of deposit . . . . . . . .      7,124       20,958       6,070            -           -       34,152
Securities sold under agreements to
  repurchase . . . . . . . . . . . . . . . . .        160            -           -            -           -          160
Other borrowings . . . . . . . . . . . . . . .          -            -           -            -           -            -
                                                  -------      -------     -------       ------     -------      -------
  Total rate-sensitive liabilities . . . . . .     35,174       20,958       6,070            -           -       62,202
Interest rate-sensitivity gap. . . . . . . . .     13,399         (460)     16,353        5,467           -       34,759
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------
Cumulative interest rate-sensitivity gap . . .  $  13,399    $  12,939   $  29,292    $  34,759      34,759
                                                  ---------------------------------------------------------
                                                  ---------------------------------------------------------
Cumulative ratio of rate sensitive assets to
  rate-sensitive liabilities . . . . . . . . .       138%         123%        147%         156%
                                                  ---------------------------------------------
                                                  ---------------------------------------------


(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company wishes to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statements in this Quarterly Report which are not historical facts. The Company cautions readers that the following important factors could affect the Company's business and cause actual results to differ materially from those expressed in any forward looking statement made by, or on behalf of, the Company.

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

- Interest rates. Management anticipates that short-term interest rate levels will remain constant in 1998, but if interest rates vary substantially from this expectation, the Company's results could differ materially.

- Government regulation and monetary policy. All forward looking statements presume a continuation of the existing regulatory environment and U.S. Government monetary policies. The banking industry is subject to extensive federal and state regulations, and significant new laws for changes in, or repeal of, existing laws may cause results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Bank, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

- Competition. The Bank competes with numerous other financial institutions and non-depository financial intermediaries. Results may differ if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or the acquisition of California institutions by out-of-state companies.

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

- Other risks. From time to time, the Company details other risks to its businesses and/or its financial results in its filings with the Securities and Exchange Commission.


While management believes that its assumptions regarding these and other factors on which forward looking statements are based are reasonable, such assumptions are necessarily speculative in nature, and actual outcomes can be expected to differ to some degree. Consequently, there can be no assurance that the results described in such forward looking statements will, in fact, be achieved.

PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 23, 1998, the Company held its annual meeting of shareholders.

     (b) At the annual meeting, the following directors were elected: Donald E. Benson, Robert E. Gipson, Alan Grahm, Joseph W. Kiley III, Scott A. Montgomery, Dion G. Morrow and Robert E. Thomson.

     (c) The following proposals were considered at the annual meeting and the number of shares voting for or against such proposals are listed below.

     Proposal #1--Election of Directors

                                                                      VOTES
            NAME                                   VOTES FOR         WITHHELD
            ----                                   ---------         --------
         Donald E. Benson. . . . . . .             1,945,855           60,068

         Robert E. Gipson. . . . . . .             1,945,855           60,068

         Alan Grahm. . . . . . . . . .             1,945,757           60,166

         Joseph W. Kiley III . . . . .             1,945,525           60,398

         Scott A. Montgomery . . . . .             1,945,635           60,288

         Dion G. Morrow. . . . . . . .             1,945,305           60,618

         Robert E. Thomson . . . . . .             1,945,635           60,288


          Proposal #2--Approval of an amendment to the 1996 Stock Incentive Plan, to increase the number of shares authorized under the Plan from 110,000 shares to 283,510 shares.


          VOTES FOR      VOTES AGAINST   ABSTENTIONS   BROKER NON-VOTES
          ---------      -------------   -----------   ----------------
          1,457,956         134,176        13,400           400,391


          Proposal #3--Ratification of Appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998.


          VOTES FOR      VOTES AGAINST   ABSTENTIONS
          ---------      -------------   -----------
          1,929,425          354             76,144

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

          10.1    National Mercantile Bancorp Amended 1996 Stock Incentive Plan
          27      Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL MERCANTILE BANCORP
                                       (Registrant)


DATE:     May 13, 1998                  /s/   SCOTT A. MONTGOMERY
                                        ------------------------------------
                                        SCOTT A. MONTGOMERY
                                        Chief Executive Officer


DATE:     May 13, 1998                  /s/   JOSEPH W. KILEY III
                                        ------------------------------------
                                        JOSEPH W. KILEY, III
                                        Chief Financial Officer