Form 10-Q
period 1998-06-30
NATIONAL MERCANTILE BANCORP
filed 1998-08-11
CIK 714801

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended June 30, 1998  Commission File Number: 0-15982


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

                     YES       X         NO
                            -------         ------

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of August 1, 1998 was 677,048.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,   DECEMBER 31,
                                                         1998          1997
                                                       ---------   ------------
                                                        (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)
ASSETS
Cash and due from banks-demand...................        $  7,083     $  4,186
Federal funds sold...............................          14,500       11,900
                                                         --------     --------
      Cash and cash equivalents..................          21,583       16,086
Interest-bearing deposits with other financial
 institutions....................................             250          250
Securities available-for-sale, at fair value;
    aggregate amortized cost of $47,931 and
    $25,794 at June 30, 1998 and December 31,
    1997, respectively...........................          47,973       25,832
Securities held-to-maturity, at amortized cost;
    aggregate market value of  $14,010 at
    December 31, 1997............................               -       14,000
FRB and other stock..............................             933          646


Loans receivable.................................          60,294       61,252
    Allowance for credit losses..................          (2,089)      (2,023)
                                                         --------     --------
    Net loans receivable.........................          58,205       59,229
Premises and equipment, net......................             840          785
Other real estate owned, net.....................             517          777
Accrued interest receivable and other assets.....           1,869         1,80
                                                         --------     --------
      Total assets...............................        $132,170     $119,405
                                                         --------     --------
                                                         --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Noninterest-bearing demand...................        $ 45,192     $ 35,399
    Interest-bearing demand......................           7,205        7,431
    Money market.................................          20,652       19,646
    Savings......................................           4,454        3,524
    Time certificates of deposit:
      $100,000 or more...........................          15,237       12,402
      Under $100,000.............................          19,195       18,986
                                                         --------     --------
          Total deposits.........................         111,935       97,388

Securities sold under agreements to repurchase...           3,000        5,050
Other borrowed funds.............................           3,500        3,500
Accrued interest payable and other liabilities...             952        1,027
                                                         --------     --------
      Total liabilities..........................         119,387      106,965

Shareholders' equity:
    Preferred stock, 6.5% noncumulative
      convertible preferred stock; $10.00 stated
      value, authorized 1,000,000 shares; issued
      and outstanding 900,000 shares.............           7,350        7,350
    Common stock, no par value; authorized
      10,000,000 shares; issued and outstanding
      677,048 shares and 677,144 shares
      at June 30, 1998 and December 31, 1997,
      respectively...............................          24,613       24,613
    Accumulated deficit..........................         (19,222)     (19,561)
    Accumulated other comprehensive income.......              42           38
                                                         --------     --------
      Total shareholders' equity.................          12,783       12,440
                                                         --------     --------
      Total liabilities and shareholders'
        equity.....................................      $132,170     $119,405
                                                         --------     --------
                                                         --------     --------

See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                               1998      1997      1998      1997
                                                             --------  --------  --------  --------
                                                                   (DOLLARS IN THOUSANDS EXCEPT
                                                                       PER SHARE AMOUNTS)
Interest income:
  Loans, including fees....................................   $1,434    $1,477    $2,938    $2,950
  Securities held-to-maturity..............................      -         323       134       610
  Securities available-for-sale............................      727        46     1,251       131
  Federal funds sold.......................................      212       150       399       320
  Interest-bearing deposits with other financial
   institutions............................................        4       -           8       -
                                                              ------    ------    ------    ------
        Total interest income..............................    2,377     1,996     4,730     4,011
  Interest expense:
   Interest-bearing demand.................................       24        27        45        46
   Money market and savings................................      202       133       412       272
   Time certificate of deposits:
     $100,000 or more......................................      179        74       358       183
     Under $100,000........................................      293       413       572       850
                                                              ------    ------    ------    ------
        Total interest expense on deposits.................      698       647     1,387     1,351
   Securities sold under agreements to repurchase..........       44         7       103         8
   Other borrowed funds....................................       61       -         111         6
                                                              ------    ------    ------    ------
        Total interest expense.............................      803       654     1,601     1,365
                                                              ------    ------    ------    ------
        Net interest income before provision for credit
          losses...........................................    1,574     1,342     3,129     2,646
  Provision for credit losses..............................      -         -         -         -
                                                              ------    ------    ------    ------
   Net interest income after provision for credit
     losses................................................    1,574     1,342     3,129     2,646
  Other operating income:
   Net gain on sale of securities available-for-sale.......       21       -          38       -
   International services..................................       23        29        49        52
   Investment division.....................................       12         5        19        10
   Deposit-related and other customer services.............      150        76       272       166
   Gain on sale of other real estate owned and fixed
     assets................................................        9       -          68       -
                                                              ------    ------    ------    ------
        Total other operating income.......................      215       110       446       228
  Other operating expenses:
   Salaries and related benefits...........................      777       733     1,540     1,458
   Net occupancy...........................................      218       206       413       415
   Furniture and equipment.................................       74        47       134       105
   Printing and communications.............................       62        54       117       118
   Insurance and regulatory assessments....................       77       139       156       270
   Customer services.......................................      198       105       387       230
   Computer data processing................................       64        73       138       157
   Legal services..........................................       46        59        84       124
   Other professional services.............................       69        57       141       107
   Other real estate owned expenses........................        4         5         9        11
   Promotion and other expenses............................       54        51       115        91
                                                              ------    ------    ------    ------
        Total other operating expenses.....................    1,643     1,529     3,234     3,086
                                                              ------    ------    ------    ------
   Net income (loss) before provision for income
     taxes.................................................      146       (77)      341      (212)
  Provision for income taxes...............................        2       -           2       -
                                                              ------    ------    ------    ------
   Net income (loss).......................................   $  144    $  (77)   $  339    $ (212)
                                                              ------    ------    ------    ------
                                                              ------    ------    ------    ------
   Earnings (loss) per share:
     Basic.................................................   $ 0.21    $(0.11)   $ 0.50    $(0.31)
                                                              ------    ------    ------    ------
                                                              ------    ------    ------    ------
     Diluted...............................................   $ 0.06    $(0.11)   $ 0.13    $(0.31)
                                                              ------    ------    ------    ------
                                                              ------    ------    ------    ------

See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (UNAUDITED)


                                                                             FOR THE SIX-MONTHS
                                                                                ENDED JUNE 30,
                                                                           ------------------------
                                                                              1998           1997
                                                                           ----------     ---------
                                                                            (DOLLARS IN THOUSANDS)
Net cash flow from operating activities:
 Net income (loss) .....................................................     $    339        $  (212)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
 Depreciation and amortization .........................................          117             89
 Gain on sale of fixed assets ..........................................          (10)           -
 Gain on sale of other real estate owned ...............................          (59)           -
 Net gain on sale of securities available-for-sale .....................          (38)           -
 Net amortization of premiums (discounts) on securities ................           38            (28)
 Net accretion of discounts on loans purchased .........................          (16)           (18)
 (Increase) decrease in accrued interest receivable and other
   assets ..............................................................          (69)           270
 (Decrease) increase in accrued interest payable and other
   liabilities .........................................................          (75)           902
                                                                             --------        -------
      Net cash provided by operating activities ........................          227          1,003
Cash flows from investing activities:
 Purchase of securities held-to-maturity ...............................          -           (4,971)
 Purchase of securities available-for-sale .............................      (34,932)          (105)
 Proceeds from sales of securities available-for-sale ..................        6,102          1,000
 Proceeds from repayments and maturities of securities
   available-for-sale ..................................................        6,406            153
 Proceeds from repayments and maturities of
   secutiries-held-to-maturity14,000 ...................................          -              -
 Loan originations and principal collections, net ......................        1,040          2,582
 Proceeds from sale of other real estate owned .........................          319            -
 Net purchases of premises and equipment ...............................         (162)            (7)
                                                                             --------        -------
      Net cash used in investing activities ............................       (7,227)        (1,348)
Cash flows from financing activities:
 Net increase (decrease) in demand deposits, money market and savings
   accounts.............................................................       11,503         (2,816)
 Net increase (decrease) in time certificates of deposit ...............        3,044         (7,738)
 Net (decrease) increase  in securities sold under agreements to
   repurchase ..........................................................       (2,050)            61
 Net proceeds from issuance of 900,000 shares of preferred stock .......          -            7,350
                                                                             --------        -------
      Net cash provided by (used in) financing activities ..............       12,497         (3,143)
                                                                             --------        -------
Net increase (decrease) in cash and cash equivalents ...................        5,497         (3,488)
Cash and cash equivalents, January 1 ...................................       16,086         28,113
                                                                             --------        -------
Cash and cash equivalents, June 30 .....................................     $ 21,583        $24,625
                                                                             --------        -------
                                                                             --------        -------
Supplemental cash flow information:
 Cash paid for interest ................................................     $  1,598        $ 1,347
 Increase in unrealized (gain) loss on securities
   available-for-sale ..................................................     $     (4)       $     1

See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
     FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE SIX MONTHS ENDED JUNE 30, 1998
                                     (UNAUDITED)

                                                                                                       ACCUMULATED
                                               PREFERRED STOCK         COMMON STOCK                      OTHER
                                          -----------------------  --------------------  ACCUMULATED  COMPREHENSIVE
                                            SHARES      AMOUNT      SHARES       AMOUNT     DEFICIT      INCOME       TOTAL
                                          ---------- ------------  ---------- ---------- ------------ -------------- --------
                                                              (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

Balance at January 1, 1997 .............         -      $    -     3,078,146      $24,614   $(19,693)      $(76)      $ 4,845
 9.09 to 1 reverse stock split
   effective June 20, 1997 .............                          (2,739,516)
 Return of fractional common
   shares due to reverse stock
      split ............................                                 (58)          (1)                                 (1)
 Issuance of 6.5% noncumulative
   convertible preferred stock,
   $10.00 stated value, net ............     900,000       7,350                                                        7,350
 100 % stock dividend declared on
   January 8, 1998 .....................                             338,572
 Comprehensive income:
   Other comprehensive income:
   Unrealized holding gain during
      the period .......................                                                                     77            77
   Add: Reclassification adjustment
      for losses icluded in net income .                                                                     37            37
   Net income ..........................                                                         132                      132
                                                                                                                      -------
      Comprehensive income .............                                                                                  246
                                             -------      ------     -------      -------   --------       ----       -------
Balance at December 31, 1997 ...........     900,000       7,350     677,144       24,613    (19,561)        38        12,440
   Return of fractional common
      shares due to reverse stock
      split ............................                                 (96)         -
   Comprehensive income:
      Other comprehensive income:
      Unrealized holding gains during
        the period .....................                                                                     42            42
      Less: Reclassification adjustment
        for gains included in net income                                                                    (38)          (38)
      Net income .......................                                                         339                      339
                                                                                                                       ------
        Comprehensive income ...........                                                                                  343
                                             -------      ------     -------      -------   --------       ----       -------
Balance at June 30, 1998 ...............     900,000      $7,350     677,048      $24,613   $(19,222)      $ 42       $12,783
                                             -------      ------     -------      -------   --------       ----       -------
                                             -------      ------     -------      -------   --------       ----       -------

See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
              NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

          The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for such interim periods. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").

NOTE 2--EARNINGS (LOSS) PER SHARE

          Earnings (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing earnings per basic common share for the three and six month periods ended June 30, 1998 was 677,048 and 677,074, respectively. The weighted average number of common shares outstanding used in computing loss per common share for the three and six month periods ended June 30, 1997 was 677,260. The weighted average number of common shares and potential common shares outstanding used in computing earnings per diluted common share for the three and six month periods ended June 30, 1998 was 2,577,224 and 2,566,555, respectively. Loss per share computations, for the three and six month periods ended June 30, 1997, exclude potential common shares, since the effect would be to reduce the loss per share amount. All periods presented were restated to reflect the 9.09 to 1 reverse stock split effective June 20, 1997 and the 100% common stock dividend declared January 8, 1998 and paid February 13, 1998. The 100% stock dividend was accounted for as a 2 for 1 stock split.

          The following table is a reconciliation of income (loss) and shares used in the computation of earnings per basic and diluted common share:

                                                          NET INCOME                   PER SHARE
                                                            (LOSS)        SHARES         AMOUNT
                                                        -------------- -----------     ----------
                                                        (IN THOUSANDS)

          FOR THE THREE MONTHS ENDED JUNE 30, 1998:
            Basic EPS.................................   $      144        677,048     $     0.21
                                                                                       ----------
                                                                                       ----------
            Effect of dilutive securities:
               Options and warrants...................                     100,176
               Convertible preferred stock............                   1,800,000
                                                         ----------      ---------
            Diluted EPS...............................   $      144      2,577,224     $     0.06
                                                         ----------      ---------     ----------
                                                         ----------      ---------     ----------
          FOR THE THREE MONTHS ENDED JUNE 30, 1997:
            Basic and diluted EPS.....................   $      (77)       677,260     $    (0.11)
                                                         ----------      ---------     ----------
                                                         ----------      ---------     ----------

          FOR THE SIX MONTHS ENDED JUNE 30, 1998:
            Basic EPS.................................   $      339        677,074     $     0.50
                                                                                       ----------
                                                                                       ----------
            Effect of dilutive securities:
               Options and warrants...................                      89,481
               Convertible preferred stock............                   1,800,000
                                                         ----------      ---------
            Diluted EPS...............................   $      339      2,566,555     $     0.13
                                                         ----------      ---------     ----------
                                                         ----------      ---------     ----------

          FOR THE SIX MONTHS ENDED JUNE 30, 1997:
            Basic and diluted EPS.....................   $     (212)       677,260     $    (0.31)
                                                         ----------      ---------     ----------
                                                         ----------      ---------     ----------

NOTE 3--INVESTMENT SECURITIES

     Securities held for investment are classified as securities held-to-maturity. Because the Company has the ability and management has the intent to hold investment securities until maturity, securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Investments classified as securities available-for-sale are recorded at fair value. Unrealized holding gains or losses for securities available-for-sale are excluded from earnings, and reported as a separate component of shareholders' equity, until realized.
See "Note 5 - Comprehensive Income".

NOTE 4--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks and federal funds sold.

NOTE 5--COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is not required to be displayed separately from retained earnings and additional paid in capital in the consolidated balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     The components of other comprehensive income together with total comprehensive income are reported in the consolidated statement of changes in
shareholders' equity.   The accumulated balance of other comprehensive income is
not reported as a net amount after taxes due to the size and availability of the Company's net operating loss carry forwards. See "Note 6 - Income Taxes".

NOTE 6--INCOME TAXES

     No income tax provision, other than alternative minimum tax, was recorded during the three and six month periods ended June 30, 1998, due to the utilization of previously unrecognized tax benefits to offset the current period tax liability. No income tax benefit was recorded during the corresponding periods of 1997, due to the uncertainty with respect to the ultimate realization of such benefit.

     For tax purposes at December 31, 1997, the Company had federal net operating loss carryforwards of $22.3 million, which begin to expire in the year 2007. The Company has California net operating loss carryforwards of $11.1 million, of which $686,000 expire in 1998, $5.5 million expire in 1999 and the remaining expire thereafter. In addition, the Company has an Alternate Minimum Tax credit at December 31, 1997 of $218,000, which may be carried forward indefinitely.

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

RESULTS OF OPERATIONS

     The Company recorded consolidated net income of $144,000, or $0.06 per diluted common share, during the second quarter of 1998, compared to a net loss of $77,000, or $0.11 loss per common share, during the second quarter of 1997. Earnings per basic common share were $0.21 during the second quarter of 1998. The improvement between the second quarter of 1998 compared to the second quarter of 1997 resulted primarily from an increase in net interest income of $232,000 or 17.3%, and an increase in other operating income of $105,000 or 95.5%, partially offset by a $114,000 or 7.5% increase in other operating expense.

     Net income for the first six months of 1998 was $339,000 or $0.13 per diluted common share, compared with a loss of $212,000 or $0.31 loss per common share. Earnings per basic common share were $0.50 during the first six months of 1998. The improvement between the first half of 1998 compared to the first half of 1997 resulted largely from a $483,000 or 18.3% increase in net interest income and a $218,000 or 95.6% increase in other operating income, partially offset by a $148,000 or 4.8% increase in other operating expense.

     Return on average assets during the second quarter and first half of 1998 was 0.45% and 0.55%, respectively, compared with a loss of 0.31% and 0.42% during the second quarter and first half of 1997, respectively. Return on average equity during the second quarter and first half of 1998 was 4.55% and 5.41%, respectively, compared to a loss of 6.46% and 8.86% during the second quarter and first half of 1997, respectively.

     The increase in net interest income during the three and six month periods ended June 30, 1998 compared to the corresponding periods during 1997, resulted primarily from an increase in the net average interest earning assets (the difference between average interest earning assets and average interest bearing liabilities) of $15.0 million and $11.3 million, respectively. Average interest earning assets and average interest bearing liabilities increased as a result of the Company's plan to grow following its recapitalization in 1997, which raised net proceeds of $7.35 million. Growth in average interest earning assets occurred primarily through the purchase of securities. The Company was able to fund a significant part of this growth with liquidity provided by the recapitalization and increased deposits and borrowings.

     During the three and six month periods ended June 30, 1998 the Company experienced a compressed net interest margin compared to the same periods during 1997 primarily as a result of a higher proportion of average interest earning assets held as lower yielding securities and federal funds. In addition, during the second quarter of 1998, the Company experienced a decrease in the weighted average yield on loans receivable which was caused primarily by a downward repricing trend caused by refinancings, payoffs and reduced overall interest rates on new fundings, reflecting a decrease in overall market interest rates.

     The weighted average yield on securities decreased during the second quarter of 1998 compared to 1997 from 6.55% to 6.41%, and increased from 6.48% to 6.51% during the first half of 1998 compared to the first half of 1997. The decrease between the second quarters was reflective of the overall interest rate market, which triggered the issuers of securities with an optional principal redemption feature to exercise such "call" option on certain investment securities. The Company reinvested the proceeds into lower market yielding securities.

     The weighted average cost of interest-bearing liabilities increased during the second quarter of 1998 compared to 1997 from 4.32% to 4.41%, due primarily to a higher average amount of other borrowings, partially offset by a higher average amount of low cost money market and savings accounts during the second quarter 1998 compared to the second quarter 1997. In addition, the weighted average cost of interest-bearing liabilities increased during the first half of 1998 compared to 1997 from 4.39% to 4.42%, due primarily to a higher average amount of other borrowings, partially offset by a higher average amount of low cost money market and savings accounts during the first half of 1998 compared to the first half of 1997 combined with a lower average amount of higher cost time certificates of deposit

     Average loans receivable decreased $368,000 or 0.6% to $58.9 million during the quarter ended June 30, 1998 compared to $59.2 million during the quarter ended June 30, 1997. This decrease reflected higher than normal loan payoffs during the second quarter of 1998 of approximately $6.9 million which when combined with principal reductions completely offset loan fundings of approximately $8.8 million during the same period.

      Total average securities available-for-sale increased by $42.3 million to $45.5 million during the quarter ended June 30, 1998 compared to $3.2 million during the quarter ended June 30, 1997, while securities held-to-maturity decreased $19.4 million during the same period. This increase in the overall securities portfolio, primarily mortgage-backed securities, was funded by the liquidity provided by the net proceeds from the recapitalization along with the growth of deposits and borrowings.

     Total average deposits increased $14.2 million (including $8.5 million of non-interest bearing deposits) or 15.4% to $106.5 million during the second quarter of 1998 compared to $92.3 million during the second quarter of 1997 due primarily to additional deposits generated by the Bank's business banking, entertainment and escrow divisions. Total average securities sold under agreements to repurchase and other borrowed funds increased $6.6 million to $7.2 million during the quarter ended June 30, 1998 from $546,000 during the quarter ended June 30, 1997.

     Average loans receivable were $927,000 or 1.5% lower in the first half of 1998 as compared to the first half of 1997 ($59.5 million compared to $60.4 million). During the same periods, average securities available-for-sale were $34.2 million or 743% greater ($38.8 million compared to $4.6 million). Total average deposits during the six months ended June 30, 1998 were $8.6 million or 9.1% greater than the comparable 1997 period ($103.1 million compared to $94.5 million).

     The provision for credit losses was zero for the three and six month periods ended June 30, 1998 and 1997. Loan charge offs during the second quarter and first half of 1998 were $137,000 and $225,000, respectively, compared to $201,000 and $650,000 during the second quarter and first half of 1997, respectively. Recoveries were $273,000 and $291,000 during the second quarter and first half of 1998, respectively, compared to $101,000 and $227,000 during the second quarter and first half of 1997, respectively.

     Other operating income, excluding gains and losses on the sale of securities and assets, totaled $185,000 during the second quarter of 1998, up $75,000 or 68.2% from $110,000 during the second quarter of 1997. During the six months ended June 30, 1998, other operating income, excluding gains and losses on the sale of securities and assets, totaled $340,000, an increase of $112,000 or 49.1% from $228,000 during the comparable period of 1997. Service charges on deposit accounts increased $74,000 or 97.4% and $106,000 or 63.9%, during the second quarter and six months ended June 30, 1998, respectively, compared to corresponding periods in 1997, due primarily to adjustments in fee pricing effective December 1, 1997 and increased volume due to deposit growth.

     The net gain on sale of securities totaled $21,000 and $38,000 during the second quarter and first half of 1998, respectively, compared to zero during corresponding periods in 1997. Additionally, the Bank recorded a net gain on the sale of other real estate owned and fixed assets of $9,000 and $68,000 during the second quarter of 1998 and first six months of 1998, respectively, compared to zero during corresponding periods of 1997.

     Other operating expense increased $114,000 during the second quarter of 1998 compared to 1997, totaling $1.6 million during the1998 period. Salaries and related benefits increased $44,000 or 6.0 % during the quarter ended June 30, 1998 compared to the second quarter of 1997, due primarily to the personnel added to the business banking and entertainment divisions. Other operating expense categories, other than salaries and related benefits, increased $70,000 or 8.8% for the quarter ended June 30, 1998 from the comparable period in 1997. Increases in customer services expense of $93,000 resulting from increased escrow deposits, along with increases in furniture and equipment expense of $27,000, were offset by reductions in insurance and regulatory assessments of $62,000, primarily reduced FDIC Insurance premiums.

     Other operating expenses increased $148,000 or 4.8% to $3.2 million during the six months ended June 30, 1998 compared to $3.1 million during the same period of 1997. This increase resulted from the same factors which caused the increases between the second quarters of 1998 compared to 1997, specifically, increases of $82,000 in salaries and related benefits and $157,000 in customer services, which were offset by reductions of $114,000 in insurance and regulatory costs.

The following table presents the components of net interest income for the quarters ended June 30, 1998 and 1997.

Average Balance Sheet and
Analysis of Net Interest Income

                                                                                THREE MONTHS ENDED
                                                      ---------------------------------------------------------------------
                                                                  JUNE 30, 1998                     JUNE 30, 1997
                                                      ----------------------------------   --------------------------------
                                                                                WEIGHTED                           WEIGHTED
                                                                 INTEREST       AVERAGE                INTEREST     AVERAGE
                                                      AVERAGE     INCOME/        YIELD/    AVERAGE      INCOME/      YIELD/
                                                      AMOUNT      EXPENSE        RATE      AMOUNT       EXPENSE      RATE
                                                    ----------  ----------     --------  ----------  ----------   --------
                                                                                (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold................................  $   15,387   $      212       5.53%   $   10,889  $      150        5.53%
Interest-bearing deposits with other financial
 institutions.....................................         250            4       6.42%          -           -            -
Securities held-to-maturity.......................         -            -           -         19,386         323        6.68%
Securities available-for-sale.....................      45,494          727       6.41%        3,195          46        5.77%
Loans receivable (1)(2)...........................      58,854        1,434       9.77%       59,222       1,477       10.00%
                                                    ----------   ----------               ----------  ----------
 Total interest earning assets....................     119,985   $    2,377       7.95%       92,692  $    1,996        8.64%
                                                                 ----------                           ----------
                                                                 ----------                           ----------
Noninterest earning assets:
 Cash and due from banks - demand.................       6,024                                 4,170
 Other assets.....................................       3,227                                 4,261
 Allowance for credit losses......................      (1,908)                               (2,616)
                                                    ----------                            ----------
 Total assets.....................................  $  127,328                            $   98,507
                                                    ----------                            ----------
                                                    ----------                            ----------

Liabilities and shareholders' equity:
Interest-bearing deposits:
 Demand...........................................  $    7,402   $       24       1.30%   $    8,638  $       27        1.25%
 Money market and savings.........................      26,060          202       3.11%       18,378         134        2.92%
 Time certificates of deposit:
  $100,000 or more................................      12,255          179       5.86%        5,594          75        5.38%
  Under $100,000..................................      20,101          293       5.85%       27,533         412        6.00%
                                                    ----------   ----------               ----------  ----------
 Total time certificates of deposit...............      32,356          472       5.85%       33,127         487        5.90%
                                                    ----------   ----------               ----------  ----------
 Total interest-bearing deposits..................      65,818          698       4.25%       60,143         648        4.32%
Securities sold under agreements to repurchase....       3,000           44       5.88%          546           6        4.41%
Other borrowed funds..............................       4,192           61       5.84%            -           -            -
                                                    ----------   ----------               ----------  ----------
 Total interest-bearing liabilities...............      73,010   $      803       4.41%       60,689  $      654        4.32%
                                                                 ----------                           ----------
                                                                 ----------                           ----------
Noninterest-bearing liabilities:
 Noninterest-bearing demand deposits..............      40,647                                32,118
 Other liabilities................................         989                                   920
Shareholders' equity..............................      12,682                                 4,780
                                                    ----------                            ----------
Total liabilities and shareholders' equity........  $  127,328                            $   98,507
                                                    ----------                            ----------
                                                    ----------                            ----------
Net interest income (spread)......................               $    1,574       3.53%               $    1,342        4.31%
                                                                 ----------                           ----------
                                                                 ----------                           ----------
 Net yield on earning assets (2)..................                                5.26%                                 5.81%


--------------
(1) Includes average balance of nonperforming loans of $7.7 million and $6.6 million for 1998 and 1997, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $37,000 and $21,000 for the three months ended June 30, 1998 and 1997, respectively.

     The following table presents the components of net interest income for the six months ended June 30, 1998 and 1997.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME


                                                                             SIX MONTHS ENDED
                                                   -------------------------------------------------------------
                                                            JUNE 30, 1998                 JUNE 30, 1997
                                                   -----------------------------   -----------------------------
                                                                        WEIGHTED                       WEIGHTED
                                                              INTEREST   AVERAGE             INTEREST   AVERAGE
                                                     AVERAGE   INCOME/   YIELD/    AVERAGE   INCOME/     YIELD/
                                                      AMOUNT   EXPENSE    RATE      AMOUNT   EXPENSE     RATE
                                                    --------  --------  --------  --------   --------  ---------
                                                                         (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold................................  $ 14,548    $  399     5.53%  $ 11,941    $  320     5.40%
Interest-bearing deposits with other
 financial institutions............................      250         8     6.45%         -         -         -
Securities held-to-maturity........................    4,072       134     6.64%    18,430       610     6.67%
Securities available-for-sale.....................    38,816     1,251     6.50%     4,625       131     5.71%
Loans receivable (1)(2)............................   59,477     2,938     9.96%    60,404     2,950     9.85%
                                                    --------  --------            --------   --------
  Total interest earning assets....................  117,163    $4,730     8.14%    95,400    $4,011     8.48%
                                                              --------                       --------
                                                              --------                       --------
Noninterest earning assets:
  Cash and due from banks - demand................     5,611                         4,452
  Other assets....................................     3,258                         3,735
  Allowance for credit losses.....................    (1,948)                       (2,799)
                                                    --------                      --------
  Total assets....................................  $124,084                      $100,788
                                                    --------                      --------
                                                    --------                      --------

Liabilities and shareholders' equity:
Interest-bearing deposits:
  Demand........................................... $  7,088       $45     1.28%  $  7,365       $46     1.26%
  Money market and savings........................    26,504       412     3.13%    18,917       272     2.90%
  Time certificates of deposit:
   $100,000 or more................................   12,490       358     5.78%     6,965       183     5.30%
   Under $100,000.................................    19,667       572     5.87%    28,801       850     5.95%
                                                    --------  --------            --------   --------
  Total time certificates of deposit...............   32,157       930     5.83%    35,766     1,033     5.82%
                                                    --------  --------            --------   --------
  Total interest-bearing deposits.................    65,749     1,387     4.25%    62,048     1,351     4.39%
Securities sold under agreements to
 repurchase........................................    3,522       103     5.90%       340         8     4.74%
Other borrowed funds...............................    3,848       111     5.82%       259         6     4.67%
                                                    --------  --------            --------   --------
  Total interest-bearing liabilities...............   73,119    $1,601     4.42%    62,647    $1,365     4.39%
                                                              --------                       --------
                                                              --------                       --------

Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits.............    37,374                        32,479
  Other liabilities................................      961                           838
Shareholders' equity...............................   12,630                         4,824
                                                    --------                      --------
Total liabilities and shareholders'
 equity............................................ $124,084                      $100,788
                                                    --------                      --------
                                                    --------                      --------

Net interest income (spread).......................             $3,129     3.73%              $2,646     4.08%
                                                              --------                       --------
                                                              --------                       --------

  Net yield on earning assets (2).................                         5.39%                         5.59%

----------
(1) Includes average balance of nonperforming loans of $7.4 million and $6.4 million for 1998 and 1997, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $87,000 and $42,000 for the six months ended June 30, 1998 and 1997, respectively.

     The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates. Average balances in all categories in each reported period were used in the volume computations. Average yields and rates in each reported period were used in rate computations.

     INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN AVERAGE VOLUME AND AVERAGE RATE

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                          1998 VS 1997
                                                                           ----------------------------------------
                                                                             INCREASE (DECREASED)
                                                                                  DUE TO (1)                NET
                                                                           -------------------------     INCREASE
                                                                            VOLUME          RATE         (DECREASE)
                                                                           ----------    ----------      ----------
Interest Income:
Federal funds sold........................................................  $    71       $      8        $    79
Interest-bearing deposits with other financial institutions...............        8              -              8
Securities held-to-maturity...............................................     (467)            (9)          (476)
Securities available-for-sale.............................................    1,099             21          1,120
Loans receivable (2)......................................................      (46)            34            (12)
                                                                           ----------    ----------      ----------
  Total interest-earning assets...........................................  $   665       $     54        $   719
                                                                           ----------    ----------      ----------
                                                                           ----------    ----------      ----------

Interest Expense:
Interest-bearing deposits:
  Demand..................................................................  $    (1)      $      -        $    (1)
  Money market and savings................................................      126             14            140

  Time certificates of deposit:
     $100,000 or more.....................................................      158             17            175
     Under $100,000.......................................................     (267)           (11)          (278)
                                                                           ----------    ----------      ----------
  Total time certificates of deposit......................................     (109)             6           (103)
                                                                           ----------    ----------      ----------
  Total interest-bearing deposits.........................................       16             20             36
  Securities sold under agreements to repurchase and other borrowings.....       92              3             95
  Other borrowed funds....................................................      102              3            105
                                                                           ----------    ----------      ----------
     Total interest-bearing liabilities...................................     $210            $26           $236
                                                                           ----------    ----------      ----------
                                                                           ----------    ----------      ----------
  Net interest income.....................................................     $455            $28           $483
                                                                           ----------    ----------      ----------
                                                                           ----------    ----------      ----------

----------
(1) The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2) Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

     The following comparative period-end table sets forth-certain information concerning the composition of the loan portfolio.

     LOAN PORTFOLIO COMPOSITION


                                                                        JUNE 30,                DECEMBER 31,
                                                                          1998                      1997
                                                                  --------------------     --------------------
                                                                    AMOUNT     PERCENT        AMOUNT    PERCENT
                                                                  ---------    -------     ---------    -------
                                                                               (DOLLARS IN THOUSANDS)
Real estate construction and land
  development................................................     $   1,071        2%      $   3,148        5%
Commercial loans:
  Secured by one to four family
   residential properties....................................         7,173       12%          6,545       11%
  Secured by multifamily
   residential properties....................................         2,471        4%          2,494        4%
  Secured by commercial real
   properties................................................        20,152       33%         22,324       36%
  Other - secured and
   unsecured................................................         25,100       41%         21,264       35%
Home equity lines of credit.................................             66        0%            252        0%
Consumer installment and
  unsecured loans to individuals............................          4,540        8%          5,508        9%
                                                                  ---------    -------     ---------    -------
   Total loans outstanding...................................        60,573      100%         61,535      100%
Deferred net loan origination
  fees and purchased loan discount...........................          (279)                    (283)
                                                                  ---------                ---------
Loans receivable, net........................................       $60,294                  $61,252
                                                                  ---------                ---------
                                                                  ---------                ---------

     Total loans outstanding decreased by $962,000 to $60.6 million at June 30, 1998 compared to $61.5 million at December 31, 1997. As indicated in the table above, the composition of the loan portfolio has remained relatively unchanged at June 30, 1998 compared to December 31, 1997, other than a decrease of $2.1 million in real estate construction and land development loans and a $2.2 million decrease in loans secured by commercial properties, offset by a $3.8 million increase in other secured and unsecured commercial loans.

     The following comparative period-end table sets forth certain information concerning nonperforming assets.

     NONPERFORMING ASSETS

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     1998            1997
                                                                                  ----------     ------------
                                                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans............................................................        $2,196         $1,201
Troubled debt restructurings................................................            49          5,422
Loans contractually past due ninety or more days with respect
 to either principal or interest and still accruing interest................         5,351              -
                                                                                  ----------     ------------
Nonperforming loans........................................................          7,596          6,623
Other real estate owned....................................................            517            777
                                                                                  ----------     ------------
Total nonperforming assets.................................................         $8,113         $7,400
                                                                                  ----------     ------------
                                                                                  ----------     ------------

Allowance for credit losses as a percent of nonaccrual loans................          95.1%         168.4%
Allowance for credit losses as a percent of
 nonperforming loans........................................................          27.5%          30.5%
Total nonperforming assets as a percent of loans receivable................           13.5%          12.1%
Total nonperforming assets as a percent of total
 shareholders' equity.......................................................          63.5%          59.5%

     Nonaccrual loans increased $995,000 during the first half of 1998 to $2.2 million compared with $1.2 million at December 31, 1997, due to increased delinquencies in the SBA and commercial loan portfolios.

     Troubled debt restructurings ("TDR") represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. TDRs totaled $49,000 at June 30, 1998 compared with $5.4 million at December 31, 1997. The reduction in TDR loans during the first six months of 1998 is due to the reclassification of one loan totaling $5.4 million discussed below. At June 30, 1998, all TDR loans were performing in accordance with their modified terms.

     Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest increased to $5.4 million at June 30, 1998 from zero at December 31, 1997. This increase is represented by one loan, a $5.4 million loan that is secured by a first deed of trust on a single family residence which, as of January 1998, had an appraised value of $10 million (previously reported as a TDR loan). The bank is in the process of collection with respect to this loan.

     Other real estate owned ("OREO") at June 30, 1998 consisted of two properties totaling $517,000 representing two undeveloped commercially zoned parcels and one residential parcel. As a result of these changes, the amount of non-performing assets at June 30, 1998 was 9.6% greater than the level at December 31, 1997.

     Loan delinquencies greater than 30 days past due increased to $5.4 million or 8.9% of loans receivable at June 30, 1998 from $752,000 or 1.2% of loans receivable at December 31, 1997. This increase in loan delinquencies during the first quarter of 1998 was primarily the result of the $5.4 loan discussed above, which at June 30, 1998 was greater than 180 days past due.

ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.

ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    ------------------  -----------------
                                                                         JUNE 30,           JUNE 30,
                                                                      1998      1997      1998      1997
                                                                    -------   --------  -------    -------
                                                                            (DOLLARS IN THOUSANDS)

Balance, beginning of period.....................................    $1,953    $2,646    $2,023    $2,969
Loan charged off:
  Commercial loans:
   Secured by one to four family residential properties...........        -         -         4       204
   Secured by commercial real properties.........................         -         4         -        56
   Other - secured and unsecured.................................        52       185        52       344
  Consumer installment and unsecured loans to individuals........        85        12       169        46
                                                                    -------   --------  -------    -------
  Total loan charge-offs.........................................       137       201       225       650

Recoveries of loans previously charged off:
  Commercial loans:
   Secured by one to four family residential properties...........        2         -         2         -
   Other - secured and unsecured.................................        73        38        77       157
  Consumer installment and unsecured loans to individuals........       198        63       212        70
                                                                    -------   --------  -------    -------
Total recoveries of loans previously charged off.................       273       101       291       227
                                                                    -------   --------  -------    -------
Net charge-offs (recoveries).....................................     (136)       100      (66)       423
Provision for credit losses.......................................        -         -         -         -
                                                                    -------   --------  -------    -------
Balance, end of period............................................   $2,089    $2,546    $2,089    $2,546
                                                                    -------   --------  -------    -------
                                                                    -------   --------  -------    -------

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company believes that this Statement will have no significant impact on its financial position or results of operations for 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS 132"). This Statement standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. The Company believes that this Statement will have no significant impact on its financial position or results of operations for 1998 since it has no defined benefit plans.

CAPITAL ADEQUACY REQUIREMENTS

     At June 30, 1998 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency. On June 30, 1998 the Company contributed $2.0 million of capital to the Bank to enable it to increase its legal lending limit and provide sufficient capital for continued growth. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of June 30, 1998 and December 31, 1997.

     REGULATORY CAPITAL INFORMATION
     OF THE COMPANY AND BANK

                                                       WELL CAPITALIZED   JUNE 30,  DECEMBER 31,
                                                           STANDARDS        1998        1997
                                                       ----------------   --------  ------------
               COMPANY:
               Tier 1 leverage.......................         N/A          10.00%      10.43%
               Tier 1 risk-based capital.............         N/A          16.74%      16.98%
               Total risk-based capital..............         N/A          18.01%      18.25%

               BANK:
               Tier 1 leverage.......................         5.00%         7.81%       6.48%
               Tier 1 risk-based capital.............         6.00%        13.00%      10.36%
               Total risk-based capital..............        10.00%        14.27%      11.63%

LIQUIDITY

     The Company continues to manage its liquidity through a combination of core deposits (total deposits excluding money desk and escrow deposits), federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

     Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 64.8% and 65.6% of total funding in the second quarter and first six months of 1998, respectively, compared to 64.8% and 65.1% during the corresponding periods of 1997. The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated a liability sensitive position of $5.4 million at June 30, 1998, a change from the asset sensitive position of $100,000 at December 31, 1997. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. During the last six months, the Company has increased its investment securities portfolio that reprice after one year to $48.9 million at June 30, 1998 from $40.5 million at December 31, 1997, increased its portfolio of loans that reprice after one year to $18.0 million at June 30, 1998 from $15.5 million at December 31, 1997 and increased its time certificates of deposit which reprice within one year to $23.6 million at June 30, 1998 from $20.7 million at December 31, 1997. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                                       JUNE 30, 1998
                                                        ---------------------------------------------------------------------------
                                                                                    MATURING OR REPRICING IN
                                                        ---------------------------------------------------------------------------
                                                            LESS       AFTER THREE     AFTER ONE
                                                            THAN         MONTHS           YEAR
                                                           THREE       BUT WITHIN      BUT WITHIN    AFTER     NOT RATE
                                                           MONTHS        ONE YEAR        5 YEARS    5 YEARS    SENSITIVE     TOTAL
                                                           ------      -----------     ----------   -------    ----------    -----
                                                                                  (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
Interest-bearing deposits with other
  financial institutions.............................     $     -       $   250        $     -       $     -   $     -     $    250
Federal Funds sold...................................      14,500             -              -             -         -       14,500
Securities held-to-maturity..........................           -             -              -             -         -           --
Securities available-for-sale........................           -             -          9,849        38,124         -       47,973
Equity investment-FRB, FHLB & PCBB...................           -             -              -           933         -          933
Loans receivable.....................................      26,860        15,430         16,310         1,694         -       60,294
                                                          -------       --------       -------       -------    ------     --------
  Total rate-sensitive assets........................      41,360        15,680         26,159        40,751         -      123,950

Rate-sensitive liabilities:
Interest bearing deposits (1):
  Interest-bearing demand, money
   market and savings................................      32,311             -              -             -         -       32,311
  Time certificates of deposit.......................       8,859        14,743         10,830             -         -       34,432
Securities sold under agreements to
  repurchase.........................................       3,000             -              -             -         -        3,000
Other borrowed funds.................................           -         3,500              -             -         -        3,500
                                                          -------       --------       -------       -------    ------     --------
  Total rate-sensitive liabilities...................      44,170        18,243         10,830             -         -       73,243
Interest rate-sensitivity gap........................      (2,810)       (2,563)        15,329        40,751         -       50,707
                                                          -------       --------       -------       -------    ------     --------
                                                          -------       --------       -------       -------    ------     --------
Cumulative interest rate-sensitivity gap.............     $(2,810)      $(5,373)       $ 9,956       $50,707    50,707
                                                          -------       --------       -------       -------    ------
                                                          -------       --------       -------       -------    ------
Cumulative ratio of rate sensitive assets to
  rate-sensitive liabilities.........................          94%           91%          114%          169%
                                                          -------       --------       -------       -------
                                                          -------       --------       -------       -------


(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                                     DECEMBER 31, 1997
                                                        ---------------------------------------------------------------------------
                                                                                    MATURING OR REPRICING IN
                                                        ---------------------------------------------------------------------------
                                                            LESS       AFTER THREE     AFTER ONE
                                                            THAN         MONTHS           YEAR
                                                           THREE       BUT WITHIN      BUT WITHIN    AFTER     NOT RATE
                                                           MONTHS        ONE YEAR        5 YEARS    5 YEARS    SENSITIVE     TOTAL
                                                           ------      -----------     ----------   -------    ----------    -----
                                                                                  (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
Interest-bearing deposits with other
  financial institutions.............................     $     -       $   250        $     -       $     -   $     -     $    250
Federal Funds sold...................................      11,900             -              -             -         -       11,900
Securities held-to-maturity..........................           -         2,000         12,000             -         -       14,000
Securities available-for-sale........................           -             -         13,946        11,886         -       25,832
Equity investment-FRB,FHLB & PCBB....................           -             -              -           646         -          646
Loans receivable.....................................      26,258        19,520         13,325         2,149         -       61,252
                                                          -------       -------        -------       -------   -------     --------
  Total rate-sensitive assets........................      38,158        21,770         39,271        14,681         -      113,880


Rate-sensitive liabilities:  (1)
Interest bearing deposits:
  Interest-bearing demand, money
  market and savings.................................      30,601             -              -             -         -       30,601
  Time certificates of deposit.......................       8,112        12,555         10,721             -         -       31,388
Securities sold under agreements to
  repurchase.........................................          50         5,000              -             -         -        5,050
Other borrowed funds.................................           -         3,500              -             -         -        3,500
                                                          -------       -------        -------       -------   -------     --------
  Total rate-sensitive liabilities...................      38,763        21,055         10,721             -         -       70,539
Interest rate-sensitivity gap........................       (605)           715         28,550        14,681         -       43,341
                                                          -------       -------        -------       -------   -------     --------
                                                          -------       -------        -------       -------   -------     --------
Cumulative interest rate-sensitivity gap.............     $ (605)       $   110        $28,660       $43,341    43,341
                                                          -------       -------        -------       -------   -------
                                                          -------       -------        -------       -------   -------
Cumulative ratio of rate sensitive assets to
  rate-sensitive liabilities.........................         98%          100%           141%          161%
                                                          -------       -------        -------       -------
                                                          -------       -------        -------       -------


(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

YEAR 2000 MATTERS

     As the year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two digit date position which represents the year (e.g., '95' is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99') could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its data processing vendors to assure that the Company is prepared for the year 2000 and has developed a detailed project plan to address the possible exposures related to the impact on its computer systems as well as those of its vendors/partners and key clients. Critical financial information and operational systems have been assessed and a time and action plan has been developed to ensure testing of systems modifications by December 31, 1998. The financial impact of making the required systems changes is not expected to be material to the Company's consolidated financial position, results of operation or cash flows.

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

                                       NATIONAL MERCANTILE BANCORP
                                       ----------------------------------------
                                       (Registrant)

DATE: August 11, 1998                  /s/   SCOTT A. MONTGOMERY
      -----------------------          ----------------------------------------
                                       SCOTT A. MONTGOMERY
                                       Chief Executive Officer

DATE: August 11, 1998                  /s/   JOSEPH W. KILEY III
      -----------------------          ----------------------------------------
                                       JOSEPH W. KILEY, III
                                       Chief Financial Officer