Form 10QSB
period 1998-09-30
NATIONAL MERCANTILE BANCORP
filed 1998-11-16
CIK 714801

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended September 30, 1998, Commission File
                                   Number: 0-15982


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

                              YES  X    NO
                                 -----    -----

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of October 30, 1998 was 677,048.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                                1998          1997
                                                                           -------------  ------------
                                                                               (DOLLARS IN THOUSANDS)
                                                                             (UNAUDITED)
ASSETS

Cash and due from banks-demand . . . . . . . . . . . . . . . . . . . . . . $    6,410     $   4,186
Federal funds sold and securities purchased under
  agreements to resell . . . . . . . . . . . . . . . . . . . . . . . . . .      7,000        11,900
                                                                           -------------  ------------
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     13,410        16,086
Interest-bearing deposits with other financial institutions. . . . . . . .        250           250
Securities available-for-sale, at fair value;
  aggregate amortized cost of $64,808 and $25,794  at
  September 30, 1998 and December 31, 1997, respectively . . . . . . . . .     65,602        25,832
Securities held-to-maturity, at amortized cost;
  aggregate market value of  $14,010 at
  December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        14,000

FRB and other stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,322           646

Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     61,828        61,252
  Allowance for credit losses. . . . . . . . . . . . . . . . . . . . . . .    (2,060)        (2,023)
                                                                           -------------  ------------
    Net loans receivable . . . . . . . . . . . . . . . . . . . . . . . . .     59,768        59,229

Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .        787           785
Other real estate owned, net . . . . . . . . . . . . . . . . . . . . . . .        517           777
Accrued interest receivable and other assets . . . . . . . . . . . . . . .      1,924         1,800
                                                                           -------------  ------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  143,580     $ 119,405
                                                                           -------------  ------------
                                                                           -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:

  Noninterest-bearing demand . . . . . . . . . . . . . . . . . . . . . . . $   42,646     $  35,399
  Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . .      7,091         7,431
  Money market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28,663        19,646
  Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,195         3,524
  Time certificates of deposit:
     $100,000 or more. . . . . . . . . . . . . . . . . . . . . . . . . . .     16,729        12,402
     Under $100,000. . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,853        18,986
                                                                           -------------  ------------
        Total deposits . . . . . . . . . . . . . . . . . . . . . . . . . .    117,177        97,388

Securities sold under agreements to repurchase . . . . . . . . . . . . . .          -         5,050
Other borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,500         3,500
Accrued interest payable and other liabilities . . . . . . . . . . . . . .      1,266         1,027
                                                                           -------------  ------------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .    129,943       106,965

Shareholders' equity:

  Preferred stock,  6.5% noncumulative convertible preferred stock; $10.00 stated value, authorized 1,000,000 shares;
     issued and outstanding 900,000 shares . . . . . . . . . . . . . . . .      7,350         7,350
  Common stock, no par value; authorized 10,000,000
     shares; issued and outstanding 677,048 shares and 677,144 shares
  at September 30, 1998 and December 31, 1997, respectively. . . . . . . .     24,613        24,613
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .    (19,120)      (19,561)
  Accumulated other comprehensive income . . . . . . . . . . . . . . . . .        794            38
                                                                           -------------  ------------
    Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . .     13,637        12,440
                                                                           -------------  ------------
    Total liabilities and shareholders' equity . . . . . . . . . . . . . . $  143,580     $ 119,405
                                                                           -------------  ------------
                                                                           -------------  ------------

See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,         SEPTEMBER 30,

                                                                                   1998        1997        1998       1997
                                                                                ----------   ---------   --------   ---------
                                                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans, including fees. . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,461    $  1,485    $  4,399   $  4,435
  Securities held-to-maturity. . . . . . . . . . . . . . . . . . . . . . .               -         306         134        916
     Securities available-for-sale . . . . . . . . . . . . . . . . . . . .             918         217       2,169        348
     Federal funds sold. . . . . . . . . . . . . . . . . . . . . . . . . .             196         220         595        540
     Interest-bearing deposits with other financial institutions . . . . .               3           -          11        -
                                                                                ----------   ---------    --------   ---------
       Total interest income . . . . . . . . . . . . . . . . . . . . . . .           2,578       2,228       7,308      6,239
Interest expense:
  Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . .              26          24          71         70
  Money market and savings . . . . . . . . . . . . . . . . . . . . . . . .             215         172         627        444
  Time certificate of deposits:
     $100,000 or more. . . . . . . . . . . . . . . . . . . . . . . . . . .             212         114         570        297
     Under $100,000. . . . . . . . . . . . . . . . . . . . . . . . . . . .             289         384         861      1,234
                                                                                ----------   ---------    --------   ---------
       Total interest expense on deposits. . . . . . . . . . . . . . . . .             742         694       2,129      2,045
  Securities sold under agreements to repurchase . . . . . . . . . . . . .              32          10         135         18
  Other borrowed funds . . . . . . . . . . . . . . . . . . . . . . . . . .             165           -         276          6
                                                                                ----------   ---------    --------   ---------
     Total interest expense. . . . . . . . . . . . . . . . . . . . . . . .             939         704       2,540      2,069
                                                                                ----------   ---------    --------   ---------
     Net interest income before provision for credit losses. . . . . . . .           1,639       1,524       4,768      4,170
Provision for credit losses. . . . . . . . . . . . . . . . . . . . . . . .               -           -           -          -
                                                                                ----------   ---------    --------   ---------
  Net interest income after provision for credit losses. . . . . . . . . .           1,639       1,524       4,768      4,170
Other operating income:
  Net gain (loss) on sale of securities available-for-sale . . . . . . . .               1        (12)          39        (12)
  International services . . . . . . . . . . . . . . . . . . . . . . . . .              19          30          68         82
  Investment division. . . . . . . . . . . . . . . . . . . . . . . . . . .              12           4          31         14
  Deposit-related and other customer services. . . . . . . . . . . . . . .             123          85         395        251
  Gain on sale of other real estate owned and fixed assets . . . . . . . .               -           -          68          -
                                                                                ----------   ---------    --------   ---------
     Total other operating income. . . . . . . . . . . . . . . . . . . . .             155         107         601        335
Other operating expenses:
  Salaries and related benefits. . . . . . . . . . . . . . . . . . . . . .             792         723       2,332      2,181
  Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             211         200         624        615
  Furniture and equipment. . . . . . . . . . . . . . . . . . . . . . . . .              76          47         210        152
  Printing and communications. . . . . . . . . . . . . . . . . . . . . . .              57          55         174        173
  Insurance and regulatory assessments . . . . . . . . . . . . . . . . . .              74         126         230        396
  Customer services. . . . . . . . . . . . . . . . . . . . . . . . . . . .             213         164         600        394
  Computer data processing . . . . . . . . . . . . . . . . . . . . . . . .              75          65         213        222
  Legal services . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              56          34         140        158
  Other professional services. . . . . . . . . . . . . . . . . . . . . . .              73          53         214        160
  Other real estate owned expenses . . . . . . . . . . . . . . . . . . . .               6           5          15         16
  Promotion and other expenses . . . . . . . . . . . . . . . . . . . . . .              53          65         168        156
                                                                                ----------   ---------    --------   ---------
     Total other operating expenses. . . . . . . . . . . . . . . . . . . .           1,686       1,537       4,920      4,623
                                                                                ----------   ---------    --------   ---------
  Net income (loss) before provision for income taxes. . . . . . . . . . .             108          94         449       (118)
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . . . .               6           -           8        -
                                                                                ----------   ---------    --------   ---------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    102    $     94    $    441   $   (118)
                                                                                ----------   ---------    --------   ---------
                                                                                ----------   ---------    --------   ---------
  Earnings (loss) per share:
     Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  0.15    $   0.14    $  0.65    $  (0.17)
                                                                                ----------   ---------   --------   ---------
                                                                                ----------   ---------   --------   ---------
     Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  0.04     $  0.04    $  0.17    $  (0.17)
                                                                                ----------   ---------   --------   ---------
                                                                                ----------   ---------   --------   ---------


See accompanying notes to consolidated financial statements.

                    NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                                                        FOR THE NINE-MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                       ----------------------
                                                                                          1998        1997
                                                                                       ----------   ---------
                                                                                       (DOLLARS IN THOUSANDS)

Net cash flow from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  441       $  (118)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .            183           134
   Gain on sale of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . .             (9)          -
   Gain on sale of other real estate owned . . . . . . . . . . . . . . . . . . .            (59)          -
   Net (gain) loss on sale of securities available-for-sale. . . . . . . . . . .            (39)           12
   Net amortization of premiums (discounts) on securities. . . . . . . . . . . .             66           (30)
   Net accretion of discounts on loans purchased . . . . . . . . . . . . . . . .            (24)          (27)
   Increase in accrued interest receivable and other assets. . . . . . . . . . .           (124)          (88)
   Increase in accrued interest payable and other liabilities. . . . . . . . . .            239           490
                                                                                       ----------   ---------
     Net cash provided by operating activities . . . . . . . . . . . . . . . . .            674           373
Cash flows from investing activities:
   Increase in interest-bearing deposits . . . . . . . . . . . . . . . . . . . .            -             (19)
   Purchase of securities held-to-maturity . . . . . . . . . . . . . . . . . . .            -          (6,972)
   Purchase of securities available-for-sale . . . . . . . . . . . . . . . . . .        (62,290)      (23,119)
   Proceeds from sales of securities available-for-sale. . . . . . . . . . . . .          6,102         1,865
   Proceeds from repayments and maturities of securities available-for-sale. . .         16,471           323
   Proceeds from repayments and maturities of secutiries-held-to-maturity. . . .         14,000         3,475
   Loan originations and principal collections, net. . . . . . . . . . . . . . .           (515)        5,525
   Proceeds from sale of other real estate owned . . . . . . . . . . . . . . . .            319           -
   Net purchases of premises and equipment . . . . . . . . . . . . . . . . . . .           (176)           (9)
                                                                                       ----------   ---------
           Net cash used in investing activities . . . . . . . . . . . . . . . .        (26,089)      (18,931)
Cash flows from financing activities:
   Net increase in demand deposits, money market and savings accounts. . . . . .         15,595           674
   Net increase (decrease) in time certificates of deposit . . . . . . . . . . .          4,194        (8,109)
   Net (decrease) increase  in securities sold under agreements to repurchase. .         (5,050)         5,057
   Net increase  in other borrowed funds . . . . . . . . . . . . . . . . . . . .          8,000             -
   Return of fractional shares of common stocks. . . . . . . . . . . . . . . . .            -              (2)
   Net proceeds from issuance of 900,000 shares of preferred stock . . . . . . .            -           7,350
                                                                                       ----------   ---------
           Net cash provided by financing activities . . . . . . . . . . . . . .         22,739         4,970
                                                                                       ----------   ---------
Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .         (2,676)      (13,588)
Cash and cash equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . .         16,086        28,113
                                                                                       ----------   ---------
Cash and cash equivalents, September 30. . . . . . . . . . . . . . . . . . . . .       $ 13,410     $  14,525
                                                                                       ----------   ---------
                                                                                       ----------   ---------
Supplemental cash flow information:

   Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,416     $   2,048
   Increase in unrealized gain on securities
       available-for-sale. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    756     $      59


See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                                                                                          ACCUMULATED
                                                 PREFERRED STOCK          COMMON STOCK                       OTHER
                                                -------------------   ---------------------  ACCUMULATED  COMPREHENSIVE
                                                 SHARES     AMOUNT      SHARES      AMOUNT      DEFICIT       INCOME       TOTAL
                                                ---------  --------   ----------   ---------  ----------  --------------  -------
                                                                        (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 1, 1997 . . . . . . . . .        -       $   -      3,078,146   $  24,614  $  (19,693)      $  (76)    $ 4,845
  9.09 to 1 reverse stock split
     effective June 20, 1997 . . . . . . . .                          (2,739,516)
  Return of fractional common
     shares due to reverse stock
     split . . . . . . . . . . . . . . . . .                                 (58)         (1)         (1)
  Issuance of 6.5% noncumulative
     convertible preferred stock,
     $10.00 stated value, net. . . . . . . .     900,000      7,350                                                         7,350
  100 % stock dividend declared on
     January 8, 1998 . . . . . . . . . . . .                             338,572
  Comprehensive income:
     Other comprehensive income:
     Unrealized holding gain during
       the period. . . . . . . . . . . . . .                                                                       77          77
     Add: Reclassification adjustment
       for losses icluded in net income. . .                                                                       37          37
     Net income. . . . . . . . . . . . . . .                                                         132                      132
                                                                                                                          -------
       Comprehensive income. . . . . . . . .                                                                                  246
                                                ---------  --------   ----------   ---------  ----------  --------------  -------
Balance at December 31, 1997 . . . . . . . .     900,000      7,350      677,144      24,613     (19,561)          38      12,440
  Return of fractional common
     shares due to reverse stock
     split . . . . . . . . . . . . . . . . .                                 (96)       -
  Comprehensive income:
     Other comprehensive income:
     Unrealized holding gains during
       the period. . . . . . . . . . . . . .                                                                      795         795
     Less: Reclassification adjustment
       for gains included in net income. . .                                                                      (39)        (39)
     Net income. . . . . . . . . . . . . . .                                                         441                      441
                                                                                                                          -------
       Comprehensive income. . . . . . . . .                                                                                1,197
                                                ---------  --------   ----------   ---------  ----------  --------------  -------
Balance at September 30, 1998. . . . . . . .     900,000   $  7,350      677,048   $  24,613   $ (19,120)      $  794     $13,637
                                                ---------  --------   ----------   ---------  ----------  --------------  -------
                                                ---------  --------   ----------   ---------  ----------  --------------  -------



  See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
              NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for such interim periods. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K").


NOTE 2--EARNINGS (LOSS) PER SHARE

     Earnings (loss) per basic common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing earnings per basic common share for the three and nine months ended September 30, 1998, and the three months ended September 30, 1997 was 677,048, 677,065, and 677,144, respectively. The weighted average number of common shares outstanding used in computing and loss per common share for the nine months ended September 30, 1997, was 677,221. The weighted average number of common shares and potential common shares outstanding used in computing earnings per diluted common share for the three and nine months ended September 30, 1998, and the three months ended September 30, 1997 was 2,537,127, 2,553, 863 and 2,555,172, respectively. Loss per share computations for the nine month period ended September 30, 1997 exclude potential common shares, since the effect would be to reduce the loss per share amount. All periods presented were restated to reflect the 9.09 to 1 reverse stock split effective September 20, 1997 and the 100% common stock dividend declared January 8, 1998 and paid February 13, 1998. The 100% stock dividend was accounted for as a 2 for 1 stock split.

     The following table is a reconciliation of net income (loss) and shares used in the computation of earnings per basic and diluted common share:



                                                                  NET INCOME                     PER SHARE
                                                                    (LOSS)        SHARES           AMOUNT
                                                                -------------   ----------       ----------
                                                                (IN THOUSANDS)
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
               Basic EPS . . . . . . . . . . . . . . . . . .         $  102        677,048           $  0.15
                                                                                                 -----------
                                                                                                 -----------
               Effect of dilutive securities:
                    Options and warrants . . . . . . . . . .                        60,079
                    Convertible preferred stock. . . . . . .                     1,800,000
                                                                -------------   ----------
               Diluted EPS . . . . . . . . . . . . . . . . .         $  102      2,537,127           $  0.04
                                                                -------------   ----------       -----------
                                                                -------------   ----------       -----------

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

               Basic and diluted EPS . . . . . . . . . . . .         $   94        677,144           $  0.14
                                                                                                 -----------
                                                                                                 -----------
               Effect of dilutive securities:
                    Options and warrants . . . . . . . . . .                        78,028
                    Convertible preferred stock. . . . . . .                     1,800,000
                                                                -------------   ----------
               Diluted EPS . . . . . . . . . . . . . . . . .         $   94      2,555,172           $  0.04
                                                                -------------   ----------       -----------
                                                                -------------   ----------       -----------
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
               Basic EPS . . . . . . . . . . . . . . . . . .         $  441        677,065           $  0.65
                                                                                                 -----------
                                                                                                 -----------
               Effect of dilutive securities:
                    Options and warrants . . . . . . . . . .                        76,798
                    Convertible preferred stock. . . . . . .                     1,800,000
                                                                -------------   ----------
               Diluted EPS . . . . . . . . . . . . . . . . .         $  441      2,553,863           $  0.17
                                                                -------------   ----------       -----------
                                                                -------------   ----------       -----------
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:
               Basic and diluted EPS . . . . . . . . . . . .         $ (118)       677,221           $ (0.17)
                                                                -------------   ----------       -----------
                                                                -------------   ----------       -----------



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


NOTE 4--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks and federal funds sold and securities purchased under agreements to resell.

NOTE 5--COMPREHENSIVE INCOME

     In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is not required to be displayed separately from retained earnings and additional paid in capital in the consolidated balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     The components of other comprehensive income together with total comprehensive income are reported in the consolidated statement of changes in
shareholders' equity.   The accumulated balance of other comprehensive income
is not reported as a net amount after taxes due to the size and availability of the Company's net operating loss carry forwards. See "Note 6 - Income Taxes".

NOTE 6--INCOME TAXES

     No income tax provision, other than alternative minimum tax, was recorded during the three and nine months ended September 30, 1998 and the three months ended September 30, 1997, due to the utilization of previously unrecognized tax benefits to offset the current period tax liability. No income tax benefit was recorded during the nine month period ended September 30, 1997 due to the uncertainty with respect to the ultimate realization of such benefit.

     At December 31, 1997, the Company had federal net operating loss carryforwards of $22.3 million, which begin to expire in the year 2007, and California net operating loss carryforwards of $11.1 million, of which $686,000 expire in 1998, $5.5 million expire in 1999 and the remaining expire thereafter. In addition, the Company has an Alternate Minimum Tax credit at December 31, 1997 of $218,000, which may be carried forward indefinitely.

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

RESULTS OF OPERATIONS

     The Company recorded consolidated net income of $102,000, or $0.04 per diluted common share, during the third quarter of 1998, compared to $94,000, or
$0.04 per diluted common share, during the third quarter of 1997.   Earnings per
basic common share were $0.15 and $0.14 during the third quarters of 1998 and 1997, respectively. The improvement between the third quarter of 1998 compared to the third quarter of 1997 resulted primarily from an increase in net interest income of $115,000 or 7.5%, and an increase in other operating income of $48,000 or 44.9%, offset by a $149,000 or 9.7% increase in other operating expense.

     Net income for the first nine months of 1998 was $441,000, or $0.17 per diluted common share, compared with a loss of $118,000, or $0.17 loss per common share. Earnings per basic common share was $0.65 during the first nine months of 1998. The improvement between the first nine months of 1998 compared to the first nine months of 1997 resulted largely from a $598,000, or 14.3% increase in net interest income and a $266,000, or 79.4% increase in other operating income, partially offset by a $297,000, or 6.4% increase in other operating expense.

     Return on average assets during the third quarter and first nine months of 1998 was 0.28% and 0.45%, respectively, compared with 0.34% during the third quarter of 1997, and compared with a loss of 0.15% during the first nine months of 1997. Return on average equity during the third quarter and first nine months of 1998 was 3.09% and 4.61%, respectively, compared with 3.07% during the third quarter of 1997, and compared with a loss of 2.25% during the first nine months of 1997.

     The increase in net interest income during the three and nine months ended September 30, 1998 compared to the corresponding periods during 1997 resulted primarily from an increase in the net average interest-earning assets (the difference between average interest-earning assets and average interest-bearing liabilities) of $9.9 million and $10.9 million, respectively. Average interest-earning assets and average interest-bearing liabilities increased as a result of the Company's plan to grow following its recapitalization in 1997, which raised net proceeds of $7.35 million. Growth in average interest-earning assets occurred primarily through the purchase of securities. The Company funded this growth with liquidity provided by the recapitalization and increased deposits and other borrowings.

     During the three and nine months ended September 30, 1998 the Company experienced a compressed net interest margin compared to the same periods during 1997 as a result of a higher proportion of average interest-earning assets consisting of lower yielding securities and federal funds, and a more rapid repricing of interest-earning assets than interest-bearing liabilities during the downward trend of overall interest rates experienced during 1998 compared to 1997.

      During the third quarter of 1998, the Company experienced a decrease in the weighted average yield on loans receivable which was caused primarily by refinancings and new fundings at lower interest rates due to a decrease in market interest rates. The weighted average yield on loans receivable decreased from 10.24% during the third quarter of 1997 to 9.34% during the third quarter of 1998, and from 9.98% during the first nine months of 1997 compared to 9.75% during the first nine months of 1998.

     The weighted average yield on securities decreased during the third quarter of 1998 compared to 1997 from 6.55% to 6.30%, and decreased from 6.51% to 6.43% during the first nine months of 1998 compared to the first nine months of 1997. These decreases reflected the overall downward trend in market interest rates, which induced the issuers of securities with an optional principal redemption feature to exercise such "call" options . The Company reinvested the proceeds into lower yielding securities. During
1998, composition of the Company's investment securities portfolio shifted from one which was primarily comprised of callable federal agency securities to a portfolio primarily comprised of mortgage-backed securities ("MBS") and collateral mortgage obligations ("CMO"). As of September 30, 1998 the Company no longer holds investment securities with a call option feature other than the embedded prepayment option associated with mortgage securities.

     The weighted average cost of interest-bearing liabilities increased during the third quarter of 1998 compared to 1997 from 4.28% to 4.41% and increased during the first nine months of 1998 compared to 1997 from 4.35% to 4.41%. These increases were due primarily to an increase in higher cost other borrowings, constituting a greater proportion of interest-bearing liabilities.

     Average loans receivable increased $4.5 million, or 7.8%, to $62.0 million during the quarter ended September 30, 1998 compared to $57.5 million during the quarter ended September 30, 1997. As a result of declining market interest rates, the Company continued to experience higher than historical loan payoffs during the third quarter of 1998 of approximately $4.2 million which, when combined with principal reductions, substantially offset loan fundings of approximately $5.2 million during the same period.

     Average securities available-for-sale increased by $44.3 million to $57.8 million during the quarter ended September 30, 1998 compared to $13.5 million during the quarter ended September 30, 1997, while securities held-to-maturity decreased from $18.2 million to zero during the same period. This increase in the securities portfolio, which consists primarily of MBS and CMO securities, was funded by the liquidity provided by the net proceeds from the recapitalization along with the growth of deposits and other borrowings.

     Average deposits increased $18.1 million (including an $11.7 million increase in non-interest-bearing deposits), or 18.8%, to $114.4 million during the third quarter of 1998 compared to $96.3 million during the third quarter of 1997 due primarily to additional deposits generated by the Bank's business banking, entertainment and escrow divisions. Average securities sold under agreements to repurchase and other borrowed funds (collectively referred to as other borrowings) increased $12.9 million to $13.6 million during the quarter ended September 30, 1998 from $714,000 during the quarter ended September 30, 1997. This increase in other borrowed funds was primarily the result of borrowings from the Federal Home Loan Bank ("FHLB") the majority of which bear interest at rates that are adjusted monthly based on the London InterBank Offer Rate ("LIBOR") interest rate index. The proceeds from these borrowings were used to purchase investment securities that bear interest at rates adjusted monthly based on LIBOR.

     Average loans receivable increased $901,000, or 1.5%, during the first nine months of 1998 compared to the first nine months of 1997, rising to $60.3 million compared to $59.4 million. During these same periods, average securities available-for-sale increased $37.6 million to $45.2 million compared to $7.6 million, and average securities held-to-maturity decreased $15.7 million to $2.7 million compared to $18.4 million. Average deposits during the nine months ended September 30, 1998 increased $11.8, million or 12.4%, during the comparable periods of 1998 and 1997, rising to $106.9 million compared to $95.1 million.

     The provision for credit losses was zero for the three and nine months ended September 30, 1998 and 1997. Loan charge offs during the third quarter and first nine months of 1998 were $121,000 and $346,000, respectively, compared to $45,000 and $695,000 during the third quarter and first nine months of 1997, respectively. Recoveries were $92,000 and $383,000 during the third quarter and first nine months of 1998, respectively, compared to $88,000 and $315,000 during the third quarter and first nine months of 1997, respectively.

     Other operating income, excluding gains and losses on the sale of securities and assets, totaled $154,000 during the third quarter of 1998, up $35,000, or 29.4%, from $119,000 during the third quarter of 1997. During the nine months ended September 30, 1998, other operating income, excluding gains and losses on the sale of securities and assets, totaled $494,000, an increase of $147,000, or 42.4%, from $347,000 during the comparable period of 1997. Service charges on deposit accounts increased $38,000, or 44.7%, and $144,000, or 57.4%, during the third quarter and nine months ended September 30, 1998, respectively, compared to corresponding periods in 1997. These increases were due primarily to adjustments in fee pricing effective December 1, 1997 and increased volume due to deposit growth.

     The net gain on sale of securities totaled $1,000 and $39,000 during the third quarter and first nine months of 1998, respectively, compared to a net loss of $12,000 during each of the corresponding periods in 1997. Additionally, the Bank recorded a net gain on the sale of other real estate owned and fixed assets of $68,000 during the first nine months of 1998, compared to no such gains during corresponding period of 1997.

     Other operating expense increased $149,000, or 9.7%, to $1.7 million during the third quarter of 1998 compared to $1.5 million during the third quarter of 1997. Salaries and related benefits increased $69,000, or 9.5%, during the quarter ended September 30, 1998 compared to the third quarter of 1997, due primarily to the personnel added to the business banking and entertainment divisions. Other operating expense categories, other than salaries and related benefits, increased $80,000, or 9.8%, for the quarter ended September 30, 1998 from the comparable period in 1997. Increases in customer services expense of $49,000 resulting from increased escrow deposits, along with increases in furniture and equipment expense of $29,000, were offset by reductions in insurance and regulatory assessments of $52,000, primarily reduced Federal Deposit Insurance Corporation ("FDIC") Insurance premiums.

     Other operating expenses increased $297,000, or 6.4%, to $4.9 million during the nine months ended September 30, 1998 compared to $4.6 million during the same period of 1997. This increase resulted from the same factors which caused the increases between the third quarters of 1998 compared to 1997, specifically, increases of $151,000 in salaries and related benefits (due primarily to an increase in number of personnel) and $206,000 in customer services, which were offset by reductions of $166,000 in insurance and regulatory costs.

The following table presents the components of net interest income for the quarters ended September 30, 1998 and 1997.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME



                                                                                        THREE MONTHS ENDED
                                                        --------------------------------------------------------------------------
                                                                SEPTEMBER 30, 1998                       SEPTEMBER 30, 1997
                                                        ------------------------------------    ----------------------------------
                                                                                  WEIGHTED                                WEIGHTED
                                                                      INTEREST    AVERAGE                    INTEREST     AVERAGE
                                                          AVERAGE      INCOME/     YIELD/       AVERAGE      INCOME/      YIELD/
                                                           AMOUNT      EXPENSE       RATE        AMOUNT      EXPENSE        RATE
                                                        -----------   ---------  -----------   ---------   -----------   ---------
                                                                                  (Dollars in thousands)
Assets:
Interest-earning assets:
  Federal funds sold and securities purchased under
     agreements to resell. . . . . . . . . . . . . . .  $   13,860     $    196      5.61%     $   15,526    $    220       5.62%
  Interest-bearing deposits with other
     financial institutions. . . . . . . . . . . . . .         250            3      6.06%              9         -          -
  Securities held-to-maturity. . . . . . . . . . . . .        -                       -            18,213         306       6.67%
  Securities available-for-sale. . . . . . . . . . . .      57,785          918      6.30%         13,464         217       6.39%
  Loans receivable (1) (2) . . . . . . . . . . . . . .      62,039        1,461      9.34%         57,541       1,485      10.24%
                                                        -----------   ---------                 ---------   -----------
  Total interest-earning assets. . . . . . . . . . . .     133,934     $  2,578      7.64%        104,753    $  2,228       8.44%
                                                                      ---------                             -----------
                                                                      ---------                             -----------
Noninterest earning assets:

  Cash and due from banks - demand . . . . . . . . . .       6,904                                  5,419
  Other assets . . . . . . . . . . . . . . . . . . . .       3,332                                  2,934
  Allowance for credit losses. . . . . . . . . . . . .      (2,085)                                (2,604)
                                                        ----------                             ----------
Total assets . . . . . . . . . . . . . . . . . . . . .  $  142,085                             $  110,502
                                                        ----------                             ----------
                                                        ----------                             ----------
Liabilities and shareholders' equity:

Interest-bearing deposits:
  Demand   . . . . . . . . . . . . . . . . . . . . . .  $    8,081     $     26      1.28%     $    7,659    $     24       1.24%
  Money market and savings . . . . . . . . . . . . . .      28,215          215      3.02%         22,857         172       2.99%
  Time certificates of deposit:
     $100,000 or more. . . . . . . . . . . . . . . . .      14,909          212      5.64%          8,367         114       5.41%
     Under $100,000. . . . . . . . . . . . . . . . . .      19,679          289      5.83%         25,615         384       5.95%
                                                        -----------   ---------                 ---------   -----------
  Total time certificates of deposit . . . . . . . . .      34,588          501      5.75%         33,982         498       5.81%
                                                        -----------   ---------                 ---------   -----------
  Total interest-bearing deposits. . . . . . . . . . .      70,884          742      4.15%         64,498         694       4.27%
Securities sold under agreements to repurchase . . . .       2,100           32      6.05%            714          10       5.56%
Other borrowed funds . . . . . . . . . . . . . . . . .      11,500          165      5.69%           -            -          -
                                                        -----------   ---------                 ---------   -----------
  Total interest-bearing liabilities . . . . . . . . .      84,484     $    939      4.41%         65,212    $    704       4.28%
                                                                      ---------                             -----------
                                                                      ---------                             -----------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits. . . . . . . . .      43,507                                 31,758
  Other liabilities. . . . . . . . . . . . . . . . . .       1,010                                  1,436
Shareholders' equity . . . . . . . . . . . . . . . . .      13,084                                 12,096
                                                        ----------                             ----------
Total liabilities and shareholders' equity . . . . . .  $  142,085                             $  110,502
                                                        ----------                             ----------
                                                        ----------                             ----------
Net interest income (spread) . . . . . . . . . . . . .                 $  1,639      3.23%                   $  1,524       4.16%
                                                                      ---------                             -----------
                                                                      ---------                             -----------

Net yield on earning assets (2). . . . . . . . . . . .                               4.86%                                  5.77%


-------------------

(1) Includes average balance of nonperforming loans of $7.8 million and $6.6 million for 1998 and 1997, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $34,000 and $46,000 for the three months ended September 30, 1998 and 1997, respectively.

The following table presents the components of net interest income for the nine months ended September 30, 1998 and 1997.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME



                                                                                    NINE MONTHS ENDED
                                                        --------------------------------------------------------------------------
                                                                SEPTEMBER 30, 1998                       SEPTEMBER 30, 1997
                                                        ------------------------------------    ----------------------------------
                                                                                  WEIGHTED                                WEIGHTED
                                                                      INTEREST    AVERAGE                    INTEREST     AVERAGE
                                                          AVERAGE      INCOME/     YIELD/       AVERAGE      INCOME/      YIELD/
                                                           AMOUNT      EXPENSE       RATE        AMOUNT      EXPENSE        RATE
                                                        -----------   ---------  -----------   ---------   -----------   ---------
                                                                                    (Dollars in thousands)

Assets:
Interest-earning assets:
   Federal funds sold and securities purchased under
     agreements to resell. . . . . . . . . . . . . . .   $  14,316     $    595      5.56%      $  13,122      $    540       5.50%
   Interest-bearing deposits with other
     financial institutions . . . . . . . . . . .  . .         250           11      5.88%              3           -          -
   Securities held-to-maturity . . . . . . . . . . . .       2,699          134      6.64%         18,365           916       6.67%
   Securities available-for-sale . . . . . . . . . . .      45,209        2,169      6.41%          7,590           348       6.13%
   Loans receivable (1) (2). . . . . . . . . . . . . .      60,340        4,399      9.75%         59,439         4,435       9.98%
                                                        -----------   ---------                 ---------   -----------
   Total interest-earning assets . . . . . . . . . . .     122,814     $  7,308      7.96%         98,519      $  6,239       8.47%
                                                                      ---------                             -----------
                                                                      ---------                             -----------
Noninterest earning assets:
   Cash and due from banks - demand. . . . . . . . . .       6,047                                  4,778
   Other assets. . . . . . . . . . . . . . . . . . . .       3,282                                  3,465
   Allowance for credit losses . . . . . . . . . . . .      (1,994)                                (2,940)
                                                        -----------                             ----------
Total assets . . . . . . . . . . . . . . . . . . . . .   $ 130,149                              $ 103,822
                                                        -----------                             ----------
                                                        -----------                             ----------
Liabilities and shareholders' equity:
Interest-bearing deposits:
   Demand. . . . . . . . . . . . . . . . . . . . . . .   $   7,423     $     71      1.28%      $   7,464         $  70       1.25%
   Money market and savings. . . . . . . . . . . . . .      27,081          627      3.10%         20,245           444       2.93%
   Time certificates of deposit:
     $100,000 or more. . . . . . . . . . . . . . . . .      13,305          570      5.73%          7,258           297       5.47%
     Under $100,000. . . . . . . . . . . . . . . . . .      19,671          861      5.85%         27,906         1,234       5.91%
                                                        -----------   ---------                 ---------   -----------
   Total time certificates of deposit. . . . . . . . .      32,976        1,431      5.80%         35,164         1,531       5.82%
                                                        -----------   ---------                 ---------   -----------
   Total interest-bearing deposits . . . . . . . . . .      67,480        2,129      4.22%         62,873         2,045       4.35%
Securities sold under agreements to repurchase . . . .       3,043          135      5.93%            484            18       4.97%
Other borrowed funds . . . . . . . . . . . . . . . . .       6,427          276      5.74%            173             6       4.64%
                                                        -----------   ---------                 ---------   -----------
   Total interest-bearing liabilities. . . . . . . . .      76,950     $  2,540      4.41%         63,530      $  2,069       4.35%
                                                                      ---------                             -----------
                                                                      ---------                             -----------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposit. . . . . . . . .      39,441                                 32,236
   Other liabilities . . . . . . . . . . . . . . . . .         977                                  1,039
Shareholders' equity . . . . . . . . . . . . . . . . .      12,781                                  7,017
                                                        -----------                             ----------
Total liabilities and shareholders' equity . . . . . .   $ 130,149                              $ 103,822
                                                        -----------                             ----------
                                                        -----------                             ----------
Net interest income (spread) . . . . . . . . . . . . .                 $  4,768      3.54%                     $  4,170       4.11%
                                                                      ---------                             -----------
                                                                      ---------                             -----------

Net yield on earning assets (2). . . . . . . . . . . .                               5.19%                                     5.66%


-------------------

(1) Includes average balance of nonperforming loans of $7.6 million and $6.6 million for 1998 and 1997, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $121,000 and $88,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

     INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN AVERAGE VOLUME AND AVERAGE RATE

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1998 VS 1997
                                                                            -----------------------------------------
                                                                            INCREASE (DECREASE) DUE TO(1)     NET
                                                                            -----------------------------  INCREASE
                                                                              VOLUME           RATE        (DECREASE)
                                                                             --------        -------       ----------
          Interest Income:
          Federal funds sold and securities purchased under
            agreements to resell . . . . . . . . . . . . . . . . . . .       $     50        $     5      $      55
          Interest-bearing deposits with other financial institutions.             11              -             11
          Securities held-to-maturity. . . . . . . . . . . . . . . . .           (771)           (11)          (782)
          Securities available-for-sale. . . . . . . . . . . . . . . .          1,803             18          1,821
          Loans receivable (2) . . . . . . . . . . . . . . . . . . . .             66           (102)           (36)
                                                                             --------        -------       --------
            Total interest-earning assets. . . . . . . . . . . . . . .       $  1,159        $   (90)      $  1,069
                                                                             --------        -------       --------
                                                                             --------        -------       --------
          Interest Expense:
          Interest-bearing deposits:
            Demand . . . . . . . . . . . . . . . . . . . . . . . . . .       $      -        $     1       $      1
            Money market and savings . . . . . . . . . . . . . . . . .            170             13            183

            Time certificates of deposit:
               $100,000 or more. . . . . . . . . . . . . . . . . . . .            260             13            273
               Under $100,000. . . . . . . . . . . . . . . . . . . . .           (362)           (11)          (373)
                                                                             --------        -------       --------
            Total time certificates of deposit . . . . . . . . . . . .           (102)             2           (100)
                                                                             --------        -------       --------
            Total interest-bearing deposits. . . . . . . . . . . . . .             68             16             84
            Securities sold under agreements to repurchase
               and other borrowings. . . . . . . . . . . . . . . . . .            113              4            117
            Other borrowed funds . . . . . . . . . . . . . . . . . . .            268              2            270
                                                                             --------        -------       --------
               Total interest-bearing liabilities. . . . . . . . . . .       $    449        $    22        $   471
                                                                             --------        -------       --------
                                                                             --------        -------       --------

            Net interest income. . . . . . . . . . . . . . . . . . . .       $    710        $  (112)       $   598
                                                                             --------        -------       --------
                                                                             --------        -------       --------

     --------------
     (1) The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

     (2) Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

     Comparative period-end investment securities portfolio balances are presented below:

                                                                               SEPTEMBER 30, 1998            DECEMBER 31, 1997
                                                                            ------------------------      -----------------------
                                                                                             FAIR                          FAIR
                                                                              COST           VALUE          COST          VALUE
                                                                            ---------      ---------      ---------     ---------
                                                                                     (DOLLARS IN THOUSANDS)
            Securities held-to-maturity:
            U.S. government and federal
               agency securities . . . . . . . . . . . . . . . . . . .           $  -           $  -      $  14,000     $  14,010
                                                                            ---------      ---------      ---------     ---------
                                                                            ---------      ---------      ---------     ---------

            Securities available-for-sale:
            U.S. Treasury securities . . . . . . . . . . . . . . . . .       $  1,001       $  1,011       $  1,002      $  1,005
            FNMA\FHLMC-issued mortgage
               pass through certificates . . . . . . . . . . . . . . .         15,020         15,207          4,327         4,349
            U.S. government and federal
               agency securities . . . . . . . . . . . . . . . . . . .              -              -         15,488        15,522
            CMO's and REMIC's issued by U.S.
               government and federal agencies . . . . . . . . . . . .         48,787         49,384          4,977         4,956
            Equity . . . . . . . . . . . . . . . . . . . . . . . . . .          1,322          1,322            646           646
                                                                            ---------      ---------      ---------     ---------
                                                                            $  66,130      $  66,924      $  26,440     $  26,478
                                                                            ---------      ---------      ---------     ---------
                                                                            ---------      ---------      ---------     ---------

The following tables provide the expected remaining maturities and yields of debt securities within the investment securities portfolios as of September 30, 1998.

                                                                   AFTER ONE BUT          AFTER FIVE BUT
                                          WITHIN ONE YEAR        WITHIN FIVE YEARS       WITHIN TEN YEARS        AFTER TEN YEARS
                                       --------------------      ------------------    --------------------   ---------------------
                                        AMOUNT        YIELD      AMOUNT       YIELD     AMOUNT        YIELD    AMOUNT         YIELD
                                       --------       -----      ------       -----    --------       -----   ---------       -----
                                                                        (DOLLARS IN THOUSANDS)
Securities available-for-sale:
  U.S Treasury . . . . . . . . . .     $  1,011       5.85%      $    -          -     $      -          -    $       -          -
  FNMA/FHLMC-issued mortgage
     pass-through certificate. . .           21       6.21%         627       6.47%       2,106       6.57%      12,453       6.65%
  CMO's and REMIC's issued by
     U.S. government-sponsored
       agencies. . . . . . . . . .            -          -            -                       -          -       49,384       6.46%
                                       --------       -----      ------       -----    --------       -----   ---------       -----
                                       $  1,032       5.86%      $  627       6.47%    $  2,106       6.57%   $  61,837       6.50%
                                       --------       -----      ------       -----    --------       -----   ---------       -----
                                       --------       -----      ------       -----    --------       -----   ---------       -----




                                         TOTAL         YIELD
                                       ---------       -----

Securities available-for-sale:
  U.S Treasury . . . . . . . . . .      $  1,011       5.85%
  FNMA/FHLMC-issued mortgage
     pass-through certificate. . .        15,207       6.63%
  CMO's and REMIC's issued by
     U.S. government-sponsored
       agencies. . . . . . . . . .        49,384       6.46%
                                       ---------       -----
                                       $  65,602       6.49%
                                       ---------       -----
                                       ---------       -----

LOAN PORTFOLIO

     The following comparative period-end table sets forth-certain information concerning the composition of the loan portfolio.

     LOAN PORTFOLIO COMPOSITION


                                                     SEPTEMBER 30,           DECEMBER 31,
                                                          1998                    1997
                                                  --------------------   ----------------------
                                                    AMOUNT     PERCENT     AMOUNT      PERCENT
                                                  ---------    -------   ----------    --------
                                                           (DOLLARS IN THOUSANDS)
          Real estate construction and land
            development. . . . . . . . . . . . .   $  1,068          2%    $  3,148          5%
          Commercial loans:
            Secured by one to four family
               residential properties. . . . . .      7,289         12%       6,545         11%
            Secured by multifamily
               residential properties. . . . . .      2,454          4%       2,494          4%
            Secured by commercial real
               properties. . . . . . . . . . . .     19,001         31%      22,324         36%
            Other - secured and
               unsecured . . . . . . . . . . . .     27,835         45%      21,264         35%
          Home equity lines of credit. . . . . .         61          0%         252          0%
          Consumer installment and
            unsecured loans to individuals . . .      4,389          7%       5,508          9%
                                                  ---------       ----   ----------      -----
               Total loans outstanding . . . . .     62,097        100%      61,535        100%

          Deferred net loan origination
            fees and purchased loan discount . .       (269)                   (283)
                                                  ---------              ----------
          Loans receivable, net. . . . . . . . .  $  61,828               $  61,252
                                                  ---------              ----------

     Total loans outstanding increased by $562,000 to $62.1 million at September 30, 1998 compared to $61.5 million at December 31, 1997. As indicated in the table above, the composition of the loan portfolio has remained relatively unchanged at September 30, 1998 compared to December 31, 1997, other than a decrease of $2.1 million in real estate construction and land development loans and a $3.3 million decrease in loans secured by commercial properties, offset by a $6.6 million increase in other secured and
unsecured commercial loans.   These changes in the composition of the
Company's loan portfolio are consistent with efforts to reduce the overall level of loans secured by real estate and emphasize the growth of other commercial loans generated by the business banking and entertainment divisions.

     The following comparative period-end table sets forth certain information concerning nonperforming assets.


          NONPERFORMING ASSETS

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    1998            1997
                                                                                -------------   ------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                                                  --------       --------
          Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,006       $  1,201
          Troubled debt restructurings . . . . . . . . . . . . . . . . . . . . .        49          5,422
          Loans contractually past due ninety or more days with respect
             to either principal or interest and still accruing interest . . . .         -              -
                                                                                  --------       --------
          Nonperforming loans. . . . . . . . . . . . . . . . . . . . . . . . . .     8,055          6,623
          Other real estate owned. . . . . . . . . . . . . . . . . . . . . . . .       517            777
                                                                                  --------       --------
          Total nonperforming assets . . . . . . . . . . . . . . . . . . . . . .  $  8,572       $  7,400
                                                                                  --------       --------
                                                                                  --------       --------
          Allowance for credit losses as a percent of nonaccrual loans . . . . .      25.7%         168.4%
          Allowance for credit losses as a percent of
             nonperforming loans . . . . . . . . . . . . . . . . . . . . . . . .      25.6%          30.5%
          Total nonperforming assets as a percent of loans receivable. . . . . .      13.9%          12.1%
          Total nonperforming assets as a percent of total
             shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . .      62.9%          59.5%

     Nonaccrual loans increased to $8.0 million at September 30, 1998 from $1.2 million at December 31, 1997. This increase is primarily represented by one loan with an outstanding balance of $5.4 million at September 30, 1998 which is secured by a first deed of trust on a single family residence which as of August 1998, had an appraised value of $10 million. This loan was reported as troubled debt restructuring ("TDR") loan as of December 31, 1997 and as a loan contractually past due ninety or more days and still accruing as of the quarter ended June 30, 1998. The Bank commenced foreclosure proceedings on this loan, but such proceedings were stayed as a result of a Chapter 11 bankruptcy proceeding filed by the borrower in August 1998. The Bank has initiated ann action to obtain relief from the automatic stay which would enable it to proceed with the foreclosure. Increased delinquencies in the SBA and commercial loan portfolios represented the remaining increases to nonaccrual loans.

     'TDRs represent loans for which the Company has modified the terms of loans to borrowers by reductions in interest rates or extensions of maturity dates at below-market rates for loans with similar credit risk characteristics. TDRs totaled $49,000 at September 30, 1998 compared with $5.4 million at December 31, 1997. The reduction in TDR loans during the first nine months of 1998 is due to the reclassification of one loan totaling $5.4 million to nonaccrual loans, discussed above. At September 30, 1998, all TDR loans were performing in accordance with their modified terms.

     Loan delinquencies greater than 30 days past due decreased to $85,000 or 0.14% of loans receivable at September 30, 1998 from $752,000 or 1.2% of loans receivable at December 31, 1997. This decrease in loan delinquencies during the first nine months of 1998 was primarily the result of delinquent loans becoming nonaccrual loans.

ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.


     ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             -----------------------       ----------------------
                                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                                               1998           1997           1998           1997
                                                                             --------       --------       --------      --------
                                                                                      (DOLLARS IN THOUSANDS)
     Balance, beginning of period. . . . . . . . . . . . . . . . . . . . .   $  2,089       $  2,546       $  2,023      $  2,969
     Loan charged off:
          Commercial loans:
             Secured by one to four family residential properties. . . . .          -              -              4           204
             Secured by commercial real properties . . . . . . . . . . . .          -              -             31            56
             Other - secured and unsecured . . . . . . . . . . . . . . . .         94             21            115           365
          Consumer installment and unsecured loans to individuals. . . . .         27             24            196            70
                                                                             --------       --------       --------      --------
          Total loan charge-offs . . . . . . . . . . . . . . . . . . . . .        121             45            346           695

     Recoveries of loans previously charged off:
          Commercial loans:
             Secured by one to four family residential properties. . . . .          -             71              2            71
             Other - secured and unsecured . . . . . . . . . . . . . . . .          4             10             81           167
          Consumer installment and unsecured loans to individuals. . . . .         88              7            300            77
                                                                             --------       --------       --------      --------
          Total recoveries of loans previously charged off . . . . . . . .         92             88            383           315
                                                                             --------       --------       --------      --------
          Net charge-offs (recoveries) . . . . . . . . . . . . . . . . . .         29           (43)           (37)           380
          Provision for credit losses. . . . . . . . . . . . . . . . . . .          -              -              -           -
                                                                             --------       --------       --------      --------
          Balance, end of period . . . . . . . . . . . . . . . . . . . . .   $  2,060       $  2,589       $  2,060      $  2,589
                                                                             --------       --------       --------      --------

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components regularly evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after

December 15, 1997. The Company believes that this Statement will have no significant impact on its financial position or results of operations for 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). This Statement standardizes the disclosure requirements for defined benefit plans and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. The Company believes that this Statement will have no significant impact on its financial position or results of operations for 1998 since it has no defined benefit plans.


CAPITAL ADEQUACY REQUIREMENTS

     At September 30, 1998 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency. On June 30, 1998 the Company contributed $2.0 million of capital to the Bank to enable it to increase its legal lending limit and provide sufficient capital for continued growth. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of September 30, 1998 and December 31, 1997.


          REGULATORY CAPITAL INFORMATION
          OF THE COMPANY AND BANK

                                                                          WELL CAPITALIZED  SEPTEMBER 30,  DECEMBER 31,
                                                                              STANDARDS         1998           1997
                                                                          ----------------  -------------  ------------
          COMPANY:
          Tier 1 leverage. . . . . . . . . . . . . . . . . . . . . . . . .        N/A           9.05%         10.43%
          Tier 1 risk-based capital. . . . . . . . . . . . . . . . . . . .        N/A          16.61%         16.98%
          Total risk-based capital . . . . . . . . . . . . . . . . . . . .        N/A          17.88%         18.25%

          BANK:
          Tier 1 leverage. . . . . . . . . . . . . . . . . . . . . . . . .       5.00%          6.91%          6.48%
          Tier 1 risk-based capital. . . . . . . . . . . . . . . . . . . .       6.00%         12.87%         10.36%
          Total risk-based capital . . . . . . . . . . . . . . . . . . . .      10.00%         14.14%         11.63%

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

     Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 63.5% and 69.2% of total funding during the third quarter and first nine months of 1998, respectively, compared to 64.8% and 66.5% during the corresponding periods of 1997. The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated a liability sensitive position of $8.6 million at September 30, 1998, a change from the asset sensitive position of $110,000 at December 31, 1997. This change resulted from the Company's effort to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. During the last nine months, the Company has increased its investment securities portfolio that reprice after one year to $48.6 million at September 30, 1998 from $38.5 million at December 31, 1997, increased its portfolio of loans that reprice after one year to $19.8 million at September 30, 1998 from $15.5 million at December 31, 1997 and increased its time certificates of deposit which reprice within one year to $25.7 million at September 30, 1998 from $20.7 million at December 31, 1997. The Company's liability sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest checking, savings and money market deposit accounts historically have not increased proportionately with increases in interest rates.

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                         SEPTEMBER 30, 1998
                                               ----------------------------------------------------------------------
                                                                      MATURING OR REPRICING IN
                                               ----------------------------------------------------------------------
                                                  LESS     AFTER THREE  AFTER ONE
                                                  THAN        MONTHS       YEAR
                                                 THREE      BUT WITHIN  BUT WITHIN    AFTER      NOT RATE
                                                 MONTHS      ONE YEAR    5 YEARS     5 YEARS     SENSITIVE    TOTAL
                                               ----------  -----------  ----------  ---------    ---------   --------
                                                                           (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
Interest-bearing deposits with other
   financial institutions. . . . . . . . . .     $      -   $     250    $      -        $  -        $  -    $    250
Federal funds sold and securities purchased
   under agreements to resell. . . . . . . .        7,000           -           -           -           -       7,000
Securities held-to-maturity. . . . . . . . .            -           -           -           -           -          --
Securities available-for-sale. . . . . . . .       17,300       1,032         627      46,643           -      65,602
Equity investment-FRB, FHLB & PCBB . . . . .            -           -           -       1,322           -       1,322
Loans receivable . . . . . . . . . . . . . .       26,487      15,524      16,673       3,144           -      61,828
                                               ----------   ---------   ---------   ---------     -------    --------
   Total rate-sensitive assets . . . . . . .       50,787      16,806      17,300      51,109           -     136,002

Rate-sensitive liabilities:
Interest bearing deposits (1):
   Interest-bearing demand, money
     market and savings. . . . . . . . . . .       38,949           -           -           -           -      38,949
   Time certificates of deposit. . . . . . .       16,292       9,457       9,833           -           -      35,582
Securities sold under agreements to. . . . .
   repurchase. . . . . . . . . . . . . . . .            -           -           -           -           -          --
Other borrowed funds . . . . . . . . . . . .       11,500           -           -           -           -      11,500
                                               ----------   ---------   ---------   ---------     -------    --------
   Total rate-sensitive liabilities. . . . .       66,741       9,457       9,833           -           -      86,031
Interest rate-sensitivity gap  . . . . . . .      (15,954)      7,349       7,467      51,109           -      49,971
                                               ----------------------------------------------------------------------
                                               ----------------------------------------------------------------------
Cumulative interest rate-sensitivity gap . .   $  (15,954)  $  (8,605)  $  (1,138)  $  49,971      49,971
                                               ----------   ---------   ---------   ---------     -------
                                               ----------   ---------   ---------   ---------     -------
Cumulative ratio of rate sensitive assets to
   rate-sensitive liabilities. . . . . . . .           76%         89%         99%        158%
                                               ----------   ---------   ---------   ---------
                                               ----------   ---------   ---------   ---------

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
     The distribution of other time deposits is based on scheduled maturities.

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                           DECEMBER 31, 1997
                                                 --------------------------------------------------------------------
                                                                        MATURING OR REPRICING IN
                                                 --------------------------------------------------------------------
                                                  LESS      AFTER THREE AFTER ONE
                                                  THAN        MONTHS      YEAR
                                                  THREE     BUT WITHIN  BUT WITHIN    AFTER       NOT RATE
                                                  MONTHS     ONE YEAR    5 YEARS     5 YEARS     SENSITIVE     TOTAL
                                                 --------   ---------  ----------- ----------    ---------    -------
                                                                     (DOLLARS IN THOUSANDS)
Rate-sensitive assets:
Interest-bearing deposits with other
   financial institutions. . . . . . . . . .     $      -   $     250    $      -   $       -   $       -   $     250
Federal Funds sold . . . . . . . . . . . . .       11,900           -           -           -           -      11,900
Securities held-to-maturity. . . . . . . . .            -       2,000      12,000           -           -      14,000
Securities available-for-sale  . . . . . . .            -           -      13,946      11,886           -      25,832
Equity investment-FRB, FHLB & PCBB . . . . .            -           -           -         646           -         646
Loans receivable . . . . . . . . . . . . . .       26,258      19,520      13,325       2,149           -      61,252
                                                 --------     -------  ----------  ----------     -------     -------
   Total rate-sensitive assets . . . . . . .       38,158      21,770      39,271      14,681           -     113,880

Rate-sensitive liabilities:  (1)
Interest bearing deposits:
   Interest-bearing demand, money
     market and savings. . . . . . . . . . .       30,601           -           -           -           -      30,601
   Time certificates of deposit. . . . . . .        8,112      12,555      10,721           -           -      31,388
Securities sold under agreements to
   repurchase. . . . . . . . . . . . . . . .           50       5,000           -           -           -       5,050
Other borrowed funds.. . . . . . . . . . . .            -       3,500           -           -           -       3,500
                                                 --------     -------  ----------  ----------     -------     -------
   Total rate-sensitive liabilities. . . . .       38,763      21,055      10,721           -           -      70,539
Interest rate-sensitivity gap. . . . . . . .         (605)        715      28,550      14,681           -      43,341
                                                 --------------------------------------------------------------------
                                                 --------------------------------------------------------------------
Cumulative interest rate-sensitivity gap . .     $   (605)    $   110  $   28,660  $   43,341      43,341
                                                 --------     -------  ----------  ----------     -------
                                                 --------     -------  ----------  ----------     -------
Cumulative ratio of rate sensitive assets to
   rate-sensitive liabilities. . . . . . . .           98%        100%        141%        161%
                                                 --------     -------  ----------  ----------
                                                 --------     -------  ----------  ----------

(1) Customer deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
     The distribution of other time deposits is based on scheduled maturities.

     YEAR 2000 MATTERS

     THE FOLLOWING CONSTITUTES A "YEAR 2000 READINESS" DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

     As the Year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two-digit date position, which represents the year (e.g., '95' is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99') could be the maximum date value these systems will be able to accurately process. Resolution of the Year 2000 problem is among the Company's highest priorities, and a comprehensive program has been established to address its many aspects. The Company's Year 2000 program is comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, physical facilities and security systems, vendor risk, customer risk, liquidity risk, contingency planning, testing and communications. The goal of the Company's Year 2000 program is to assure that it will be able to conduct normal business before, during and after the century date change.

     During 1997, a Year 2000 team was established, consisting of the senior managers from each operational area of the Company. The first task was to identify risks posed by the century date change, as the awareness phase of the program. Below is a summary of steps taken, in addition to the awareness phase, by the Company through September 30, 1998:

     - Assessment - Systems have been inventoried, evaluated and prioritized in importance to client service operations.

     - Renovation - The Company has determined that internal systems do not require renovation. The plans of vendors are being monitored to assure that their system changes are completed within acceptable timeframes.

     - Validation - The testing and validation phase has commenced. Each critical system provided by external vendors will be tested to ensure processing and reporting accuracy. The plan calls for completion of all testing and validation of mission critical systems by June 30, 1999.

     The Company has determined to attempt to obtain certification from 19 external service bureau or software providers, of which four have been assessed as mission critical. Currently eight, or 42%, of these 19 service providers have been certified by the service provider as Year 2000 compliant, including one that has been determined mission critical.

          The Company has determined to attempt to obtain certification from 43 vendors or suppliers that require certification of which two have been assessed as mission critical. At September 30, 1998, 29, or 68%, of these 43 vendors or suppliers have been certified by the vendor or supplier as Year 2000 compliant which do not include any that have been determined to be mission critical.

          The Company's approach to evaluating potential Year 2000 issues pertaining to its borrowers was first to determine the level of loans dependent on borrower cash flow versus collateral such as real estate, and second, to make as assessment of loans, over a certain dollar volume, which may have exposure to Year 2000 issues. The Company has determined that approximately 43% of the dollar volume of its loan portfolio are not collateralized by real estate, and further determined it is not aware of any pending issues that would cause the Company not to extend credit to these "cash flow dependent" borrowers. The Company specifically reviewed approximately 80% of the dollar volume of its loan portfolio to assess the potential Year 2000 issues by first, determining whether the borrower was exposed to Year 2000 date changes (e.g. individual versus commercial) and second, completing an assessment of those borrowers it determined may have potential exposure to Year 2000 issues. Based on this assessment completed on substantially all of its borrowers with potential Year 2000 issues, the Company is not aware of any pending issues that would cause it not to extend credit to these borrowers. However, the Company's credit risk associated with loans may increase as reliance on third party responses is subject to both the borrower's understanding of the potential Year 2000 issues and the borrowers determination of the impact on their ability to fulfil contractual loan obligations. As a result, there may be increases in the Company's problem loans and credit losses in future years. It is not, however, possible to quantify the complete potential impact of such losses at this time.

      The financial impact of making the required systems changes described above is expected to be approximately $100,000, of which approximately 50% represent capital expenditures, and approximately $15,000 has been expended to date.

     The Company is developing contingency plans for implementation in the event that mission critical third party vendors or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternate vendors. The Company is also enhancing its existing business resumption plans to reflect Year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing Year 2000 problems that become evident after December 31, 1999. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

     If Year 2000 issues are not adequately addressed by the Company and third parties, the Company's business, results of operations and financial position could be materially adversely affected.

     The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs, the dates by which the Company expects to substantially complete programming changes, remediation and testing of systems and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and accrual results could differ materially form those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and convert all relevant computer systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, business or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated system costs, the need to replace hardware, the adequacy of and ability to implement contingency plans and similar uncertainties. The "forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

     27   Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

     On November 6, 1998, the Corporation filed a report on Form 8-K reporting
Item 4.
     "Changes in Registrant's Certifying Accountant".

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL MERCANTILE BANCORP
                                        -------------------------------
                                        (Registrant)



DATE:     November  16, 1998            /s/   SCOTT A. MONTGOMERY
          -------------------------     -------------------------------
                                        SCOTT A. MONTGOMERY
                                        Chief Executive Officer

DATE:     November  16, 1998            /s/   JOSEPH W. KILEY III
          -------------------------     -------------------------------
                                        JOSEPH W. KILEY, III
                                        Chief Financial Officer