Form 10KSB
period 1998-12-31
NATIONAL MERCANTILE BANCORP
filed 1999-03-25
CIK 714801

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1998              COMMISSION FILE NUMBER 0-15982

                           NATIONAL MERCANTILE BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   CALIFORNIA

                         (State or other jurisdiction of
                         incorporation or organization)

                             1840 CENTURY PARK EAST
                             LOS ANGELES, CALIFORNIA
                    (Address to principal executive offices)

                                   95-3819685
                                (I.R.S. Employer
                               Identification No.)

                                      90067
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 277-2265
          NO SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
          SERIES A NONCUMULATIVE CONVERTIBLE PERPETUAL PREFERRED STOCK
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. / /

         The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 15, 1999, was approximately $2,682,734.

         The number of shares of Common Stock, no par value, of the registrant outstanding as of March 15, 1999 was 677,048.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 1999 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-KSB.

                    THIS REPORT INCLUDES A TOTAL OF 71 PAGES
                          INDEX TO EXHIBITS ON PAGE 70

                           NATIONAL MERCANTILE BANCORP

                                TABLE OF CONTENTS

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                                                         PAGE(S) IN
                                                                                                            FORM
                                                                                                            10-KSB
                                                                                                         ----------
PART I
Item 1.      Business.........................................................................................1

Item 2.      Properties.......................................................................................6

Item 3.      Legal Proceedings................................................................................7

Item 4.      Submission Of Matters To A Vote Of Security Holders..............................................7

PART II
Item 5.      Market For Registrant's Common Equity And Related Shareholder  Matters...........................7

Item 6.      Selected Financial Data..........................................................................8

Item 7.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations...........10

Item 8.      Financial Statements And Supplementary Data.....................................................43

Item 9.      Changes In And Disagreements With Accountants On Accounting And Financial Disclosure............43

PART III
Item 10.     Directors And Executive Officers Of The Registrant..............................................43

Item 11.     Executive Compensation..........................................................................43

Item 12.     Security Ownership Of Certain Beneficial Owners And Management..................................43

Item 13.     Certain Relationships And Related Transactions..................................................43

PART IV
Item 14.     Exhibits, Financial Statement Schedules, And Reports On Form 8-K................................44

Signatures   ................................................................................................44

Financial Statements.........................................................................................46

Exhibit Index................................................................................................70

     Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Which May Affect Future Operating Results".

                                     PART I

ITEM 1.  BUSINESS

     National Mercantile Bancorp (the "Company") is a corporation which was organized under the laws of the State of California in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's principal asset is the capital stock of Mercantile National Bank (the "Bank"), its wholly owned subsidiary. The Company's principal business is to serve as a holding company for the Bank, and for other banking or banking-related subsidiaries which the Company may establish or acquire. Because the Bank comprises substantially all of the business of the Company, references in this form 10-KSB to the "Company" reflect the consolidated activities of the Company and Bank. The Company has been authorized by the Federal Reserve Bank of San Francisco (the "Reserve Bank") to engage in lending activities separate from the Bank but to date has not done so.

     The Bank was organized in 1981 as a national banking association and obtained a Certificate of Authority to commence the business of banking from the Office of the Comptroller of the Currency (the "OCC") in 1982. The Bank's primary business activities are to generate loans and deposits. The Bank provides revolving lines of credit, term loans, equipment loans, asset-based loans, commercial real estate secured loans and deposits, investment and other business services. The Company's business strategy is to build upon providing traditional banking services to the niche markets represented by professional, business and entertainment borrowers, and associated individuals with commercial banking and personal banking needs from its single location in Century City, California.

     The Company continues to expand upon and develop products and services specifically tailored for each of its market niches. The Company has hired relationship managers who are knowledgeable about the specified needs and product requirements of these markets. The Company delivers these products and services through a team approach, combining an experienced relationship management officer with an operations support professional to ensure smooth transition from establishment of the account relationships to ongoing account maintenance and service. The Company believes that this team approach enables it to provide a consistently higher level of service to its clients and differentiates the Company from its competitors and, particularly, from the large banks.

     The Company primarily focuses on small-sized to medium-sized companies in its primary service area (an eighteen mile radius from its office in Century
City), with specific emphasis on professional and entertainment firms, executives, business managers and high net worth individuals and other large deposit clients. The Company believes recent merger activity in the banking arena has created opportunities for the Bank to continue to compete for the business of companies and individuals in the Bank's existing markets.

     During 1998, the Company completed the process of increasing the size of its Board of Directors by adding directors that have significant contacts in the market niches the Company serves. These new directors are Don Benson, Executive Vice President of Marquette Bancshares, Inc; Joe Cohen, President and Founder of American Entertainment Investors, Inc.; Antoinette Hubenette, M.D., President of Cedars-Sinai Medical Group; Retired Superior Court Judge Dion Morrow; and Carl Terzian, Chairman of Carl Terzian Associates. The Company believes that the combination of local decision making bankers who know and understand the client's business, and a Board of Directors whose members are actively involved in the community may generate a substantial number of referrals.

     In order to grow and expand its array of products and services, the Company may from time to time acquire other financial service-related companies including "in-market' acquisitions with banks of similar size and market presence. The Company has hired a seasoned management team and plan to build on the strengths of that team and the Company's enhanced capital structure. The Company has no current arrangements, understandings or agreements regarding any such acquisition. No assurance can be made that the Company will identify an acquisition which can be completed on terms and conditions acceptable to the Company or that the Company could obtain the necessary regulatory approvals.

COMPETITION

     The banking business is highly competitive. The Bank's primary service area is dominated by a relatively small number of major banks which have many offices operating over a wide geographical area. The Bank competes for loans and deposits primarily with other commercial banks, savings and loan associations, credit unions, and thrift and loan companies, as well as with non-depository institutions, including mortgage companies, commercial finance lenders and providers of money market mutual funds. Non-depository institutions can be expected to increase the extent to which they act as financial intermediaries. Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system. Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode. In addition, many of the major commercial banks operating in the Bank's primary service area offer services, such as trust services, which are not offered directly by the Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank.

     To compete with other financial institutions in its primary service area, the Bank relies principally upon personal contact by its officers, directors and employees and providing, through third parties, specialized services such as messenger services and escrow accounting services. For clients whose loan demands exceed the Bank's legal lending limit, the Bank will arrange for such loans on a participation basis with other banks. The Bank also assists clients requiring other services not offered by the Bank in obtaining such services from other providers.

MONETARY POLICY

     The net income of the Bank is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in United States government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve Board's monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

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

     Moreover, new legislation and other regulatory changes affecting bank holding companies, banks and the financial services industry in general have occurred in the last several years and can be expected to occur in the future. The nature, timing and impact of new and amended laws and regulations cannot be accurately predicted.

   BANK HOLDING COMPANIES

     Bank holding companies are regulated under the BHC Act and are supervised by the Federal Reserve Board. Under the BHC Act, the Company files reports of its operations and other information with the Federal Reserve Board. The Federal Reserve Board may conduct examinations of the Company and the Bank.

     The BHC Act requires, among other things, the Federal Reserve Board's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank, (iii) merge or consolidate with another bank holding company, (iv) with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and (v) from engaging in any activities without the Federal Reserve Board's prior approval other than (1) managing or controlling banks and other subsidiaries authorized by the BHC Act, or (2) furnishing services to, or performing services for, its subsidiaries. The BHC Act authorizes the Federal Reserve Board to approve the ownership of shares in any company, the activities of which have been determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

     Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or financing of services.

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

   NATIONAL BANKS

     OCC. As a national bank, the Bank is subject to supervision and examination by the OCC and requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and limitations on the types of investments that may be made and services that may be offered. Various consumer laws and regulations also affect the Bank's operations. These laws primarily protect depositors and other customers of the Bank, rather than the Company and its shareholders.

     The Company's principal asset is its investment in the Bank. The Bank's ability to pay dividends to the Company is limited by certain statutes and regulations. OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock. A national bank may not pay any dividend that exceeds its retained net profits then on hand after deducting its loan losses and bad debts, as defined by the OCC. At December 31, 1998 the Bank did not have funds available for the payment of cash dividends. The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends. The Bank is in compliance with such requirements. The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on the bank's financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Except under certain circumstances and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized. The Bank's ability to pay dividends in the future is, and could be, further influenced by regulatory policies or agreements and by capital guidelines.

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

     The OCC regulations incorporate guidelines establishing standards for safety and soundness, including operational and managerial standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, assets growth and compensation, fees and benefits, and prohibit compensation deemed excessive. If the OCC finds that a bank has failed to meet any applicable standard, it may require the institution to submit an acceptable plan to achieve compliance and, if the bank fails to comply, the OCC must, by order, require it to correct the deficiency.

     The OCC has enforcement powers with respect to national banks for violations of federal laws or regulations that are similar to the powers of the Federal Reserve Board with respect to bank holding companies and nonbanking subsidiaries. See "Bank Holding Companies," above.

      FDIC. The Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the "FDIC") under the Federal Deposit Insurance Act ("FDIA") because its deposit accounts are insured by the FDIC under the Bank Insurance Fund ("BIF").

      Under FDIC regulations, insured depository institution's are assigned to one of three capital groups for insurance premium purposes -- "well capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under "Capital Adequacy Requirements" below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns. In addition, an additional assessment of 1.29 basis points will be added to the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices which, as with the OCC's enforcement authority, are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital. The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured depository institution (in addition to the powers of the institution's primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

     CRA. Banks and bank holding companies are also subject to the Community Reinvestment Act of 1977, as amended ("CRA"). CRA requires the Bank to ascertain and meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods. The Bank's compliance with CRA is reviewed and evaluated by the OCC, which assigns the Bank a publicly available CRA rating at the conclusion of the examination. Further, an assessment of CRA compliance is also required in connection with applications for OCC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution. An unfavorable rating may be the basis for OCC denial of such an application, or approval may be conditioned upon improvement of the applicant's CRA record. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.

     In the most recently completed CRA compliance examination, conducted in 1998, the OCC assigned the Bank a rating of "Satisfactory," the second highest of four possible ratings. The CRA regulations governing the

Company and the Bank emphasize measurements o performance in the area of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

   CAPITAL ADEQUACY REQUIREMENTS

     Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance

     The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1998, the Company had a Tier 1 leverage ratio of 8.78%, and the Bank's Tier 1 leverage ratio was 6.69%.

     The OCC has adopted regulations establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows as of December 31, 1998 the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Company's and Bank's ratios which in all cases exceed the well capitalized minimums:


                                                           TOTAL            TIER 1           TIER 1
                                                         RISK-BASED       RISK-BASED        LEVERAGE
                                                        CAPITAL RATIO   CAPITAL RATIO        RATIO
                                                        -------------   -------------   ---------------
     Actual:
     National Mercantile Bancorp .....................      18.65%          17.38%            8.78%
     Mercantile National Bank ........................      14.75%          13.48%            6.69%

     Minimum:
     Well capitalized (1) ............................      10.00%           6.00%            5.00%
     Adequately capitalized ..........................       8.00%           4.00%            4.00%  (2)
     Undercapitalized ................................       6.00%           4.00%            3.00%

(1) A bank may not be classified as well capitalized if it is subject to a specific agreement with OCC to meet and maintain a specific level of capital.
(2) 3% for institutions having a composite rating of "1" in the most recent OCC examination.

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

     Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank. In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan. The amount of such a guarantee is limited to the lesser of (i) 5% of the bank's total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan. A holding company guarantee of a capital restoration plan results in a priority claim to the holding company's assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company's bankruptcy or the subsidiary bank's insolvency.

EMPLOYEES

     As of February 28, 1999, the Company had eight officers but no employees and the Bank had 47 full-time equivalent employees (including five of whom were also officers of the Company). The Company and the Bank believe that the Bank's relations with its employees are good and it has not encountered a strike or material work stoppage.

ITEM 2. PROPERTIES

     The Bank leases approximately 24,000 square feet in an office building at 1840 Century Park East, Century City, California. The effective rent under this lease is $2.33 per square feet or $55,666 per month for the period November 1, 1995 to October 31, 2000. The effective rent for the period November 1, 2000 to October 31, 2004 will be $2.83 per square foot or $67,607 per month. The rent is subject to annual adjustments for changes in property taxes and operating costs.

     In connection with the lease, the Bank issued the landlord a warrant to purchase up to 9.9% of the outstanding shares of capital stock of the Company at December 31, 1997. The exercise price of the warrant is currently $5.00 per share of Common Stock and $10.00 per share of Series A Noncumulative Convertible Perpetual Preferred Stock. The warrant expires on December 31, 2002. The Company also granted the landlord registration rights with respect to capital stock purchased by the landlord (or its assignee) pursuant to the warrant.

     The Company does not directly own or lease any property. Its administrative offices are located at the Bank's headquarters.

ITEM 3. LEGAL PROCEEDINGS

      The Company is from time to time a party to lawsuits in the ordinary course of business. The Company does not believe that any lawsuits pending at December 31, 1998 will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of shareholders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

     Until March 10, 1997, the Common Stock of the Company was traded on the Nasdaq National market system. Since that date the Common Stock has traded on the Nasdaq SmallCap Market, under the symbol MBLA. The Series A Noncumulative Convertible Perpetual Preferred Stock (the "Series A Preferred") of the Company has traded on the Nasdaq SmallCap Market since issuance on June 30, 1997 under the symbol MBLAP. The following table shows the high and low trade prices of the Common Stock and Series A Preferred for each quarter of 1997 and 1998 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

                                                                                SERIES A
                                                              COMMON STOCK      PREFERRED
                                                             --------------- ----------------
          QUARTER ENDED:                                      HIGH    LOW     HIGH     LOW
                                                             --------------- ----------------
          March 31, 1997....................................  9.66    4.83     n/a     n/a
          June 30, 1997.....................................  8.24    5.68     n/a     n/a
          September 30, 1997................................  7.25    5.75     14.50   12.75
          December 31, 1997.................................  7.88    6.00     14.69   13.50
          March 31, 1998....................................  7.50    6.00     14.50   13.50
          June 30, 1998.....................................  7.63    6.50     15.00   14.00
          September 30, 1998................................  6.88    5.75     13.75   12.00
          December 31, 1998.................................  6.00    4.00     11.75    8.50

      The prices of the Common Stock stated above have been restated to reflect both the 9:09 to 1 reverse stock split in June 1997 and the 100% common stock dividend paid in February 1998.

       At February 16, 1999, the Company had 277 shareholders of record for its Common Stock and 26 shareholders of record for its Series A Preferred. The number of beneficial owners for the Common Stock and Series A Preferred is higher as many people hold their shares in "street" name. At February 16, 1999, approximately 71.3% and 28.6% of the Common Stock and Series A Preferred, respectively, was held in street name.

         The Company has not paid a cash dividend on the Common Stock since July 1990, and has never paid a cash dividend on the Series A Preferred. The Series A Preferred is entitled to a noncumulative cash dividend at a rate of 6.5% of its liquidation preference quarterly on the first day of January, April, July, and October of each year, commencing October 1, 1999, before any dividend may be declared upon or paid upon the Common Stock. As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (ii) out of positive retained earnings or
(ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At December 31, 1998, the Company had an accumulated deficit of $18.9 million. Further, it is unlikely the Company's assets will ever be at least 1.25 times its liabilities. Accordingly, the Company must generate net income of in excess of $18.9 million before it can pay a dividend in cash or property.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated financial and other data of the Company for each of the years in the five-year period ended December 31, 1998. The information below should be read in conjunction with, and is qualified in its entirety by, the more detailed information included elsewhere including the Company's Consolidated Financial Statements and Notes thereto.

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------------
                                                                  1998       1997 (7)      1996         1995         1994
                                                               -----------  -----------  ----------   ----------  -----------
                                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
   Interest income........................................... $    10,081  $     8,600  $    8,757  $    11,634  $    20,900
   Interest expense..........................................       3,485        2,856       3,079        3,979        5,526
                                                               -----------  -----------  ----------   ----------  -----------
   Net interest income.......................................       6,596        5,744       5,678        7,655       15,374
   Provision for credit losses...............................         -            -           -          2,307        7,330
                                                               -----------  -----------  ----------   ----------  -----------
   Net interest income after provision for credit losses.....       6,596        5,744       5,678        5,348        8,044
   Other operating income (loss).............................         855          486         502       (1,315)      (2,857)
   Other operating expense (1)...............................       6,798        6,098       8,003       11,233       13,714
                                                               -----------  -----------  ----------   ----------  -----------
   Income (loss) before income tax provision (benefit).......         653          132      (1,823)      (7,200)      (8,527)
   Income tax provision (benefit)............................           8          -          (579)         -            -
                                                               -----------  -----------  ----------   ----------  -----------
   Net income (loss)......................................... $       645  $       132  $   (1,244) $    (7,200) $    (8,527)
                                                               -----------  -----------  ----------   ----------  -----------
                                                               -----------  -----------  ----------   ----------  -----------

PER SHARE DATA:
   Net income (loss) basic (2)............................... $      0.95  $      0.20  $    (1.84) $    (10.63) $    (12.68)
   Net income (loss) diluted (2).............................        0.25         0.08       (1.84)      (10.63)      (12.68)
   Book value (period end) (3)...............................        5.35         5.02        7.14         8.86        15.23
   Weighted average common shares outstanding (2):...........     677,061      677,202     677,260      677,260      672,296

BALANCE SHEET DATA - AT PERIOD END:
   Assets.................................................... $   141,623  $   119,405  $  109,416  $   131,992  $   232,979
   Securities................................................      71,849       40,478      18,630       20,417       62,056
   Loans receivable..........................................      56,972       61,252      62,547       82,012      115,284
   Interest-earning assets...................................     135,621      113,880     104,177      123,429      208,634
   Deposits..................................................     106,972       97,388     103,854      120,243      207,815
   Shareholders' equity......................................      13,258       12,440       4,845        6,011       10,308

AVERAGE BALANCE SHEET DATA - AVERAGE BALANCES:
   Assets.................................................... $   134,962  $   107,801  $  112,303  $   149,399  $   245,555
   Securities................................................      52,987       29,768      17,398       26,681       79,146
   Loans receivable..........................................      59,663       59,336      69,975       95,771      140,079
   Interest-earning assets...................................     127,357      102,007     106,945      138,660      227,009
   Deposits..................................................     109,393       96,445     104,118      134,218      212,755
   Shareholders' equity......................................      13,013        8,541       5,500        9,033       19,086

                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                         1998        1997 (7)      1996         1995         1994
                                                                      ----------   -----------  ----------   ----------   ----------
                                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
  SELECTED PERFORMANCE RATIOS:
    Return (loss) on average assets.................................      0.48%         0.12%      -1.11%       -4.82%       -3.47%
    Return (loss) on average shareholders' equity...................      4.96%         1.55%     -22.61%      -79.71%      -44.68%
    Average shareholders' equity to average assets..................      9.64%         7.92%       4.90%        6.05%        7.77%
    Net interest spread.............................................      3.55%         4.05%       3.71%        3.77%        5.43%
    Net yield on interest-earning assets............................      5.18%         5.63%       5.31%        5.52%        6.77%

  CAPITAL RATIOS:
    Company:
       Tier 1 risk-based............................................     17.38%        16.98%       6.96%        6.96%        9.84%
       Total risk-based.............................................     18.65%        18.25%       8.25%        8.25%       11.11%
       Leverage.....................................................      8.78%        10.43%       4.68%        4.68%        5.65%

    BANK:
       Tier 1 risk-based............................................     13.48%        10.36%       6.95%        6.95%        9.80%
       Total risk-based.............................................     14.75%        11.63%       8.24%        8.24%       11.06%
       Leverage.....................................................      6.69%         6.48%       4.67%        4.67%        5.62%

  ASSET QUALITY:
    Nonaccrual loans................................................ $    1,505 $       1,201  $      928  $       573  $     3,426
    Troubled debt restructurings (4)................................          -         5,422       5,016        5,167        5,582
    Loans contractually past due ninety days or more with respect to
       either principal or interest and still accruing interest.....          -             -         300          221        1,507
                                                                      ----------   -----------  ----------   ----------   ----------
       Total nonperforming loans....................................      1,505         6,623       6,244        5,961       10,515
    Other real estate owned (5).....................................        593           777         556          581        1,529
                                                                      ----------   -----------  ----------   ----------   ----------
    Total nonperforming assets...................................... $    2,098 $       7,400  $    6,800  $     6,542  $    12,044
                                                                      ----------   -----------  ----------   ----------   ----------
                                                                      ----------   -----------  ----------   ----------   ----------

  ASSET QUALITY RATIOS:
    Nonaccrual loans to loans receivable............................       2.6%          2.0%        1.5%         0.7%         3.0%
    Nonaccrual assets to total assets (6)...........................       1.5%          1.7%        1.4%         0.9%         2.1%
    Allowance for credit losses to loans receivable.................       3.8%          3.3%        4.7%         4.6%         2.7%
    Allowance for credit losses to nonaccrual loans.................     142.5%        168.4%      319.9%       664.0%        89.4%
    Net charge-offs to average loans receivable.....................      -0.2%          1.6%        1.2%         1.6%         7.8%



    ----------------------
    (1) Includes a legal settlement of $1.0 million for the year ended December 31, 1996.
    (2) The weighted average number of shares of Common Stock outstanding for the years ended December 31, 1996, 1995 and 1994 was used to compute diluted loss per share data as the use of average shares outstanding including Common Stock equivalents would be antidilutive. The weighted average number of shares used to compute diluted earnings per share in 1998 and 1997 was 2,537,280 and 1,629,796, respectively.
    (3) Book value per share numbers are based on the number of shares outstanding at period end (including the assumed conversion of 900,000 shares of Series A Preferred into 1,800,000 shares of Common Stock at December 31, 1998 and 1997) and does not give effect to outstanding options and warrants to purchase Common Stock.
    (4) Includes one loan, a trouble debt restructuring with a principal balance of $5.4 million at December 31, 1997 and $4.9 million at December 31, 1996, 1995 and 1994. This loan was collected in full during the fourth quarter of 1998.
    (5) Includes OREO acquired by the Company through legal foreclosure and/or deed-in-lieu of foreclosure.
    (6) Nonaccrual assets are comprised of nonaccrual loans plus OREO.
    (7) On June 30, 1997 the Company sold 900,000 shares of Series A Preferred for the net proceeds of $7.35 million.

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

OVERVIEW

      In 1998 the Company continued to successfully implement management's plan to restructure the balance sheet and return to profitability following the $7.35 million recapitalization completed on June 30, 1997. The Company's net income increased by $513,000 compared to 1997 (the first year in a number of years in which the Company did not report a net loss). In addition, the Company increased its assets by 18% and reduced its non-performing assets by 72%.

     The Company recorded net income for 1998 of $645,000 or $0.25 diluted earnings per share, compared with net income for 1997 of $132,000 or $0.08 diluted per share. This improvement in earnings was the result primarily of an increase in net interest income of $852,000 brought about by the growth of securities available-for-sale and an increase in other operating income of $369,000, while other operating expenses increased by $700,000.

     At December 31, 1998, the Company's total assets were $141.6 million, an increase of $22.2 million or 18.6% from total assets of $119.4 million at December 31, 1997. This increase was funded primarily by increases in other borrowings of $15.8 million and deposits of $9.6 million.

     Substantially all asset growth was in the investment securities portfolio. Investment securities increased to $71.8 million at December 31, 1998 from $40.5 million at December 31, 1997. This increase was primarily due to the purchase of $66.6 million of primarily U.S. government and federal agency securities partially offset by sales and maturities of similar securities totaling $32.8 million. Net unrealized gains on securities available-for-sale at December 31, 1998 was $211,000 compared with $38,000 at December 31, 1997. In addition, during 1998 the Company purchased $4.0 million of privately issued corporate bonds and a real estate mortgage investment conduit ("REMIC"), along with stock in the Federal Home Loan Bank ("FHLB") totaling $745,000.

     Loans receivable decreased $4.3 million or 7.0% during 1998 to $57.0 million at December 31, 1998 compared to $61.3 million at December 31, 1997, reflecting, among other things, the full collection of one non-performing loan totaling $5.4 million during 1998. Loans secured by real estate decreased to 50% of total loans outstanding at December 31, 1998 compared to 56% at December 31, 1997. Other commercial loans increased to 43% of total loans outstanding at December 31, 1998 compared to 35% at December 31, 1997.

     The allowance for credit losses was $2.1 million or 3.8% of loans receivable at December 31, 1998 compared to $2.0 million or 3.3% of loans receivable at December 31, 1997. This increase was primarily the result of net loan recoveries of $121,000 during 1998.

     Nonaccrual loans increased to $1.5 million at December 31, 1998 or 2.6% of loans receivable compared to $1.2 million or 2.0% at December 31, 1997. Other real estate owned totaled $593,000 at year-end 1998, a decrease of $184,000 or
23.7 % from $777,000 a year earlier.

TABLE 1
OPERATIONS SUMMARY

                                                INCREASE            YEAR           INCREASE
                                YEAR           (DECREASE)          ENDED          (DECREASE)              YEAR ENDED DECEMBER 31,
                               ENDED     ----------------------              ---------------------  --------------------------------
                                1998       AMOUNT         %         1997       AMOUNT      %         1996        1995        1994
                             ----------  ----------  ---------- -----------  ---------  ---------  ----------  ----------  ---------
                                                                           (Dollars in thousands)
   Interest income..........  $ 10,081    $  1,481       17.2%   $   8,600    $  (157)    (1.8%)   $  8,757    $ 11,634    $ 20,900
   Interest expense.........     3,485         629       22.0%       2,856       (223)    (7.2%)      3,079       3,979       5,526
                             ----------  ----------             -----------  ---------             ----------  ----------  ---------
   Net interest income......     6,596         852       14.8%       5,744         66      1.2%       5,678       7,655      15,374
   Provision for credit
     losses.................       -             -                     -            -        -          -         2,307       7,330
   Other operating income...       855         369       75.9%         486        (16)    (3.2%)        502      (1,315)     (2,857)
   Other operating expense..     6,798         700       11.5%       6,098     (1,905)   (23.8%)      8,003      11,233      13,714
                             ----------  ----------             -----------  ---------              ----------  ----------  --------
   Income (loss) before
    income taxes (benefit)..       653         521      394.7%         132      1,955   (107.2%)     (1,823)     (7,200)     (8,527)
   Income taxes (benefit)...         8           8        0.0%         -          579   (100.0%)       (579)          -           -
                             ----------  ----------             -----------  ---------             ----------  ----------  ---------
    Net income (loss).......  $    645    $    513      388.6%   $     132    $ 1,376   (110.6%)   $ (1,244)   $ (7,200)   $ (8,527)
                             ----------  ----------             -----------  ---------             ----------  ----------  ---------
                             ----------  ----------             -----------  ---------             ----------  ----------  ---------

OPERATIONS SUMMARY ANALYSIS

NET INTEREST INCOME

     The Company's earnings depend largely upon the difference between the income earned on its loans and other investments and the interest paid on its deposits and borrowed funds. This difference is net interest income. The Company's ability to generate net interest income is largely dependent on its ability to maintain sound asset quality and appropriate levels of capital and liquidity. The Company's inability to maintain strong asset quality, capital or liquidity may adversely affect (i) the ability to accommodate desirable borrowing customers, thereby inhibiting growth in quality higher-yielding earning assets; (ii) the ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

   1998 COMPARED TO 1997

     Net interest income increased $852,000 totaling $6.6 million during 1998 compared to $5.7 million during 1997. The components of net interest income continued to change during 1998, reflecting an increase in interest income from investment securities, compared to 1997. Average interest-earning assets increased during 1998 to $127.4 million compared to $102.0 million during 1997. This $25.4 million or 24.9% increase in average interest-earning assets was primarily the result of a $23.2 million increase in average investment securities which was funded by the increase in average deposits of $12.9 million combined with a $9.1 million increase in average other borrowings. The average yield on interest-earning assets was 7.92% during 1998, a decrease from the average yield of 8.43% during the year ended 1997, primarily as a result of increased amount of investment securities which represented a higher proportion of interest-earning assets during 1998 compared to 1997, combined with a 75 basis point decline in market interest rates (federal funds), particularly during the fourth quarter of 1998. During 1998, the weighted average rates paid on interest-bearing liabilities remained virtually unchanged compared with 1997 (4.37% in 1998 versus 4.38% in 1997) primarily resulting from increases in other borrowing during 1998. As a result, the net yield on interest-earning assets decreased to 5.18% during 1998, from 5.63% during 1997.

     Average loans receivable increased to $59.7 million in 1998 from $59.3 million in 1997. The majority of this increase was reflected by the growth of the commercial loan portfolio due to the Company's emphasis in this area offset by the payoffs of loans primarily secured by real estate. However, during the fourth quarter of 1998 one nonperforming loan with a balance of $5.4 million was fully collected and contributed to loans receivable at December 31, 1998 dropping $4.3 million below the level at December 31, 1997.

     Average total investment securities increased to $53.0 million during 1998 from $29.8 million during 1997. This increase was primarily driven by the increase in deposits and borrowings, and a reduction in the Company's liquidity needs as a result of termination of the regulatory agreements in the latter part of 1997. The average yield on investment securities decreased to 6.32% during 1998 from 6.52% during 1997. This decrease reflects the overall downward trend in market interest rates, which induced the issuers of securities held by the Company with an optional principal redemption feature to exercise their "call" options.
The Company reinvested the proceeds in securities with lower yields reflecting then current market conditions. During 1998, the composition of the Company's investment securities portfolio shifted from one which was primarily comprised of fixed-rate callable federal agency securities to a portfolio primarily comprised of fixed-rate mortgage-backed securities
("MBS") collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). At December 31, 1998 the Company held no investment securities with a call option feature other than the embedded prepayment option associated with mortgage-related securities. Further, during 1998 the Company invested approximately $17.5 million in securities that bear interest at rates which adjust monthly based on the London
Inter-Bank Offer Rate ("LIBOR") interest rate index.

     Average non interest-bearing deposits increased 24.6% to $41.1 million during 1998 compared to $33.0 million during 1997, while average interest-bearing deposits increased 7.6% to $68.3 million during 1998 compared to $63.5 million during 1997. The growth in average deposits was the result of increased marketing efforts particularly in the entertainment and escrow divisions. Offsetting these increases was a planned decrease in higher rate nonrelationship "money desk" deposits.

     Average borrowed funds, represented collectively by federal funds purchased, securities sold under agreements to repurchase and other borrowings, increased to $11.6 million during 1998 compared to $1.8 million during 1997. This $9.8 million increase facilitated the growth of the investment securities portfolio during 1998. This increase in average borrowed funds was primarily the result of borrowings from the FHLB the majority of which bear interest at rates that are adjusted monthly based on the LIBOR interest rate index. The proceeds from these borrowings were used to purchase investment securities that bear interest at rates adjusted monthly based on the LIBOR interest rate index, which provided the Company with a positive spread.

          TABLE 2
          RATIOS TO AVERAGE ASSETS

                                                  1998         1997        1996         1995         1994
                                                ----------  -----------  ----------   ----------  -----------
          Net interest income.................      4.89%        5.33%       5.06%        5.12%        6.26%
          Other operating income (loss).......      0.63%        0.45%       0.45%       (0.88%)      (1.16%)
          Provision for credit losses.........      0.00%        0.00%       0.00%       (1.54%)      (2.99%)
          Other operating expense.............     (5.04%)      (5.66%)     (7.13%)      (7.52%)      (5.58%)
                                                ----------  -----------  ----------   ----------  -----------

          Income (loss) before income taxes
             (benefit)........................      0.48%        0.12%      (1.62%)      (4.82%)      (3.47%)
                                                ----------  -----------  ----------   ----------  -----------
             Net income (loss)................      0.48%        0.12%      (1.11%)      (4.82%)      (3.47%)
                                                ----------  -----------  ----------   ----------  -----------
                                                ----------  -----------  ----------   ----------  -----------

   1997 COMPARED TO 1996

     Net interest income was $5.7 million in both 1997 and 1996. However, the components of net interest income changed during 1997, reflecting an increase in interest income from investment securities offset by a corresponding decrease in interest income from loans, compared to 1996. Average interest-earning assets decreased during 1997 to $102.0 million compared to $106.9 million during 1996. This decrease was primarily the result of a $10.6 million reduction in average loans receivable which was partially offset by the investment of $7.35 million of net proceeds raised from the racapitalization combined with an increase in other borrowings and securities sold under agreements to repurchase. During the first half of 1997, the Company's average interest-earning assets decreased primarily due to the reduction of the Company's deposits. However, this trend reversed during the second half of 1997, as the Company began to experience growth of its average interest-earning assets created by the net proceeds of the recapitalization and an increase in borrowings. The weighted average yield on interest-earning assets was 8.43% during 1997, compared to the weighted average yield of 8.19% during 1996, primarily as a result of increased volume and yield of investment securities. During 1997, the weighted average rate paid on interest-bearing liabilities decreased to 4.38% from 4.48% for 1996. As a result, the net yield on interest-earning assets increased from 5.31% during 1996 to 5.63% during 1997.

     Average loans receivable decreased to $59.3 million in 1997 from $70.0 million in 1996, a decrease of $10.7 million or 15.3%. The majority of this decrease was reflected by the payoffs and maturities primarily of commercial loans secured by real estate. The decrease was partially offset by the growth of the commercial loan portfolio due to the Company's emphasis in this area.

     Average total investment securities increased to $29.8 million during 1997 from $17.4 million during 1996. This increase was primarily driven by the net proceeds of the recapitalization, reduction in the Company's liquidity needs as a result of the termination of regulatory agreements and an increase in the Company's borrowings. The weighted average yield on investment securities increased to 6.52% during 1997 compared to 5.69% during 1996. During 1997 and 1996, the Company disposed of its lower yielding investment securities and reinvested the proceeds into higher yielding investment securities, resulting in the increased average yields during 1997.

     Average noninterest-bearing deposits decreased to $33.0 million during 1997 from $36.5 million during 1996. Similarly, average interest-bearing deposits decreased to $63.5 million during 1997 from $67.6 million during 1996. The decreases occurred primarily during the first six months of 1997, prior to the completion of the racapitalization and during the time in which the Company was subject to regulatory enforcement actions. However, during the last six months of 1997, average deposits increased as a result of increased marketing efforts.

     Average securities sold under agreements to repurchase increased to $1.6 million during 1997 compared to $1.1 million during 1996. In addition, the Company borrowed $3.5 million from the FHLB at the end of the fourth quarter of 1997, which accounted for the increase in average other borrowings from 1996.

   INTEREST RATE SPREAD AND NET INTEREST MARGIN

     The Company analyzes its earnings performance using, among other measures, the interest rate spread and net yield on interest-earning assets, or net interest margin. The interest rate spread represents the difference between the weighted average yield received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities. Net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net yield on interest-earning assets. The Company's net yield on interest-earning assets is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the action of the Federal Reserve Board. Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate. Table 4 presents the weighted average yield on each category of earning assets, the weighted average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for each year in the three-year period ended December 31, 1998. Yields on tax-exempt investment securities presented in Table 4 have not been adjusted to a fully taxable equivalent to recognize the income tax savings and to facilitate comparison of taxable and tax-exempt assets because the Company does not realize such tax benefit due to the utilization of net operating loss carryforwards.

     The Company's net yield on interest-earning assets remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Average noninterest-bearing demand deposits totaled $41.1 million, representing 37.6% of average deposits, during 1998, compared to $33.0 million, representing 34.2% of average deposits, during 1997. Of these noninterest-bearing demand deposits during 1998, $15.5 million or 37.8% of average noninterest-bearing deposits were represented by real estate title and escrow company deposits, compared to $9.8 million or 29.6% of average noninterest-bearing deposits during 1997. While these deposits are noninterest-bearing, they are not cost-free funds. Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by the Company to the extent that such depositors maintain certain average noninterest-bearing deposits. Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers had been classified as interest expense, the Company's reported net interest income for 1998, 1997 and 1996, would have been reduced by $556,000, $282,000 and $349,000, respectively. Similarly, this would create identical reductions in other operating expense. The net yield on interest-earning assets for 1998, 1997 and 1996, would have decreased 44 basis points, 28 basis points, and 33 basis points, respectively.

TABLE 3
INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE (1)

                                                          1998 VS 1997                                 1997 VS 1996
                                           ----------------------------------------------------------------------------------------
                                           INCREASE (DECREASED) DUE TO:        NET      INCREASE (DECREASED) DUE TO:        NET
                                           ----------------------------     INCREASE    ----------------------------     INCREASE
                                              VOLUME          RATE         (DECREASE)      VOLUME          RATE         (DECREASE)
                                            ----------    ------------    ------------   ----------    ------------    ------------
Interest Income:
Federal funds sold and securities
  purchased under agreement to resell..... $       90    $        (18)   $         72   $     (351)   $         37    $       (314)
Interest-bearing deposits with other
  financial institutions..................         13              (3)             10            -               3               3
Securities held-to-maturity...............     (1,060)              -          (1,060)       1,192             (60)          1,132
Securities available-for-sale.............      2,474              (5)          2,469         (264)             82            (182)
Loans receivable (2)......................         33             (43)            (10)      (1,025)            229            (796)
                                            ----------    ------------    ------------   ----------    ------------    ------------
   Total interest-earning assets..........      1,550             (69)          1,481         (448)            291            (157)
                                            ----------    ------------    ------------   ----------    ------------    ------------

Interest Expense:
Interest-bearing deposits:
   Demand.................................          3               2               5           17              (3)             14
   Money market and savings...............        193              19             212           (6)              6               -

   Time certificates of deposit:
      $100,000 or more....................        312              12             324           49              (4)             45
      Under $100,000......................       (445)            (19)           (464)        (363)              6            (357)
                                            ----------    ------------    ------------   ----------    ------------    ------------
   Total time certificates of deposit.....       (133)             (7)           (140)        (314)              2            (312)
                                            ----------    ------------    ------------   ----------    ------------    ------------
   Total interest-bearing deposits........         63              14              77         (303)              5            (298)
Other borrowings..........................        446              64             510            -               7               7
Federal funds purchased and securities
  sold under agreements to repurchase.....         36               6              42           11              57              68
                                            ----------    ------------    ------------   ----------    ------------    ------------
      Total interest-bearing
        liabilities.......................        545              84             629         (292)             69            (223)
                                            ----------    ------------    ------------   ----------    ------------    ------------

   Net interest income.................... $    1,005    $       (153)   $        852   $     (156)   $        222     $        66
                                            ----------    ------------    ------------   ----------    ------------    ------------
                                            ----------    ------------    ------------   ----------    ------------    ------------

   ---------
   (1) The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
   (2) Table does not include interest income that would have been earned on nonaccrual loans.


   TABLE 4
   AVERAGE BALANCE SHEET AND
   ANALYSIS OF NET INTEREST INCOME

                                              1998                               1997                                1996
                              --------------------------------  ----------------------------------  -------------------------------
                                           INTEREST   AVERAGE                 INTEREST   AVERAGE                  INTEREST  AVERAGE
                               AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/   YIELD/
                               AMOUNT      EXPENSE     RATE       AMOUNT      EXPENSE      RATE       AMOUNT      EXPENSE    RATE
                              -----------  ---------  --------  ------------  ---------  ---------  ------------  --------- -------
                                                                       (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold and
  securities purchased
  under agreements to
  resell...................... $   14,493  $     782     5.40%  $     12,862  $     710      5.52%  $     19,572  $  1,024     5.23%
Interest-bearing deposits
  with other financial
  institutions................        214         13     6.07%            41          3      7.33%             -         -        -
Securities held-to-maturity...      2,019        134     6.64%        17,960      1,194      6.65%           888        62     6.98%
Securities available-for-sale.     50,968      3,215     6.31%        11,808        746      6.32%        16,510       928     5.62%
Loans receivable (1) (2)......     59,663      5,937     9.95%        59,336      5,947     10.02%        69,975     6,743     9.64%
                                ----------  ---------            ------------  ---------             ------------  -------
 Total interest earning
  assets......................    127,357     10,081     7.92%       102,007      8,600      8.43%       106,945     8,757     8.19%
                                            ---------                          ---------                           -------

Noninterest earning assets:
 Cash and due from banks -
   demand.....................      6,403                              4,957                               5,878
 Other assets.................      3,225                              3,491                               2,887
 Allowance for credit losses..     (2,023)                            (2,654)                             (3,407)
                                ----------                       ------------                         -----------
Total assets.................. $  134,962                       $    107,801                          $  112,303
                                ----------                       ------------                         -----------
                                ----------                       ------------                         -----------

   TABLE 4 (CONTINUED)
   AVERAGE BALANCE SHEET AND
   ANALYSIS OF NET INTEREST INCOME

                                             1998                                1997                              1996
                               -----------------------------  ---------------------------------  ---------------------------------
                                          INTEREST   AVERAGE                 INTEREST   AVERAGE                 INTEREST   AVERAGE
                               AVERAGE    INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/    YIELD/
                                AMOUNT     EXPENSE     RATE       AMOUNT      EXPENSE     RATE       AMOUNT      EXPENSE     RATE
                               --------  ---------  --------  ------------  ---------  --------  ------------  ---------  --------
                                                                       (DOLLARS IN THOUSANDS)
Liabilities and shareholders'
  equity:
Interest-bearing deposits:
  Demand...................... $   7,467  $      95     1.27%   $    7,239   $      90     1.24%  $      5,914  $      76     1.29%
  Money market and savings....    27,876        846     3.03%       21,359         634     2.97%        21,556        634     2.94%
  Time certificates of
   deposit:
   $100,000 or more...........    13,955        788     5.65%        8,341         464     5.56%         7,465        419     5.61%
   Under $100,000.............    18,985      1,104     5.82%       26,518       1,568     5.91%        32,665      1,925     5.89%
                               ---------  ---------             ----------   ---------            ------------  ---------
  Total time certificates of
    deposit...................    32,940      1,892     5.74%       34,859       2,032     5.83%        40,130      2,344     5.84%
                               ---------  ---------             ----------   ---------            ------------  ---------
  Total interest-bearing
   deposits...................    68,283      2,833     4.15%       63,457       2,756     4.34%        67,600      3,054     4.52%
 Other borrowings.............     9,276        517     5.57%          143           7     4.89%            --         --        --
 Federal funds purchased and
   securities sold under
   agreements to repurchase...     2,279        135     5.92%        1,637          93     5.68%         1,140         25     2.19%
                               ---------  ---------              ---------   ---------            ------------  ---------
  Total interest-bearing
   liabilities................    79,838      3,485     4.37%       65,237       2,856     4.38%        68,740      3,079     4.48%
                                          ---------                          ---------                          ---------
Noninterest-bearing
  liabilities:
  Noninterest bearing demand
    deposits..................    41,110                            32,988                              36,518
  Other liabilities...........     1,001                             1,035                               1,545
 Shareholders' equity.........    13,013                             8,541                               5,500
                               ----------                       ----------                        ------------
 Total liabilities and
   shareholders' equity....... $  134,962                       $  107,801                        $    112,303
                               ----------                       ----------                        ------------
                               ----------                       ----------                        ------------
 Net interest income (spread)             $   6,596     3.55%                $   5,744     4.05%                $   5,678     3.71%
                                          ---------                          ---------                          ---------
                                          ---------                          ---------                          ---------
  Net yield on earning
   assets (2).................                          5.18%                              5.63%                              5.31%


   ---------
   (1) The average balance of nonperforming loans has been included in loans receivable.

   (2) Yields and amounts earned on loans receivable include loan fees of $200,000, $130,000 and $24,000 for the years ended December 31, 1998,
       1997 and 1996 respectively.

PROVISION FOR CREDIT LOSSES

     Provisions for credit losses charged to operations reflect management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in combination with an outside firm, performs a periodic risk and credit analysis the results of which are reported to the Board of Directors.

     For 1998, 1997 and 1996, the Company did not record a provision for credit losses. In 1998 net loan recoveries were $121,000 compared to net charge offs of $946,000 in 1997 and $836,000 million in 1996.

     The Company did not record a provision for credit losses for the past three years due to a combination of the leveling-off of net charge offs, a change in the risk profile of the loan portfolio, the continued reduction in problem loans, the improvement of the Southern California economy and improved collections that have sustained the level of the allowance for credit losses. However, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.

OTHER OPERATING INCOME

     Other operating income was $855,000, $486,000 and $502,000 in 1998, 1997 and 1996, respectively. A breakdown of other operating income by category is reflected below:

          TABLE 5
          OTHER OPERATING INCOME

                                                                          1998            1997           1996
                                                                       ------------    ------------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
          OTHER OPERATING (LOSSES) INCOME:
             SECURITIES TRANSACTIONS:
             Net gain (loss) on sale of securities available-
             for-sale............................................    $          39    $        (37)  $         (3)
             FEE INCOME:
             International services..............................               84             128            124
             Investment services.................................               43              18             73
             Deposit and other customer services.................              540             377            308
             OTHER:
             Reconveyance fees...................................               81               -              -
             Gain on other real estate owned and fixed assets....               68               -              -
                                                                       ------------    ------------   ------------
              Total other operating income.......................    $         855    $        486   $        502
                                                                       ------------    ------------   ------------
                                                                       ------------    ------------   ------------

   SECURITIES TRANSACTIONS

     During 1998, the Company continued to restructure its investment portfolio in an effort to maintain a market yield, reduce volatility to unexpected market changes, and stagger maturities to meet overall liquidity requirements.

Accordingly, during 1998, the Company sold $6.1 million of investment securities available-for-sale, realizing a net gain of $26,000. In addition, as a result of the overall downward trend in market interest rates during 1998, issuers of securities with an optional principal redemption feature redeemed, prior to maturity, $26.7 million of investment securities held by the Company, resulting in a net gain to the Company of $13,000. The net losses of $37,000 and $3,000 realized in 1997 and 1996, respectively, resulted from the Company's sale of low-yielding securities for reinvestment into higher-yielding assets. The net unrealized gains on securities available-for-sale were $211,000 and $38,000 at December 31, 1998 and 1997, respectively.

   FEE AND OTHER INCOME

     Fee income related to international, investment and deposit services increased from $505,000 in 1996 to $523,000 in 1997 and $667,000 in 1998. The
increase in 1998 was primarily due to adjustments effective December 1, 1997 in fee structure of deposit-related services to ensure such services are competitively priced, and increased volume due to deposit growth of "transaction" type accounts during 1998. Fee income related to investment services increased as a result of a restructuring of the means by which the services are delivered, described below, while fee income related to international service continued to decline during 1998 since the international services department was closed in December 1996, resulting in reduced letter of credit and foreign exchange functions during 1998.

     Other income for 1998 included $81,000 of reconveyance fees associated with the full collection of one large nonperforming loan and a $68,000 gain on sale of OREO and a Company automobile.

     During 1997, the Company restructured its investment service division by forming a strategic alliance with an investment brokerage firm. This strategic alliance enables the Bank to continue to provide a wide array of products at significantly reduced overhead costs.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $6.8 million in 1998 compared to $6.1 million in 1997 and $8.0 million in 1996. A breakdown of other operating expense by category is reflected below:

       TABLE 6
       OTHER OPERATING EXPENSES

                                                              1998            1997            1996
                                                           ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)
       OTHER OPERATING EXPENSES:
         Salaries and related benefits..............     $       3,168   $       2,887   $       2,718
         Net occupancy..............................               903             806             793
         Furniture and equipment....................               287             200             298
         Printing and communications................               231             229             211
         Insurance and regulatory assessments.......               304             516             629
         Customer services..........................               797             537             607
         Computer data processing...................               264             292             359
         Legal settlement...........................                 -               -           1,000
         Legal services.............................               146             172             503
         Other professional services................               300             225             640
         Other real estate owned expenses...........               141              21              39
         Promotion and other expenses...............               257             213             206
                                                           ------------    ------------    ------------
             Total other operating expenses.........     $       6,798   $       6,098   $       8,003
                                                           ------------    ------------    ------------
                                                           ------------    ------------    ------------

     Salaries and related benefits increased to $3.2 million in 1998 compared to $2.9 million in 1997. This increase was the result of the Company's continued expansion of its entertainment and business banking loan production staff to augment growth in response to the recapitalization completed in June 1997. The $97,000 increase from 1997 to 1998 in net occupancy expense was caused by increased escalation and operating costs associated with the Company's corporate and retail premises lease. Furniture and equipment expenses increased $87,000 from 1997 to 1998 as a result of the replacement of virtually all internal computer equipment during 1998 as part of the Company's program to address year 2000 issues and upgrade existing equipment. This caused an acceleration of depreciation expense during 1998 associated with the computer equipment that was replaced. Customer service expenses increased $260,000 from 1997 to 1998 caused primarily by increased cost associated with the growth in average real estate title and escrow deposits (which averaged $15.5 million during 1998 compared to $9.8 million during 1997). Other professional services increased $75,000 from 1997 to 1998 primarily as a result of the Company commencing to remunerate outside members of the Board of Directors, along with the engagement of an investment advisory firm to assist with the growth of investment securities. OREO expenses increased $120,000 from 1997 to 1998 primarily as a result of a valuation adjustment totaling $100,000 recorded during 1998. However, these increases in other operating expenses in 1998 compared to 1997 were partially offset by a $212,000 decrease in FDIC insurance premiums and regulatory caused by reductions in the FDIC insurance rate.

     The primary reason for the 23.8% reduction in other operating expense during 1997 compared to 1996 is attributable to the $1.0 million legal settlement recognized during 1996. See Note 10 of Notes to Consolidated Financial Statements. Salaries and related benefits increased $169,000 from 1996 to 1997 due to the Company's expansion of its loan and deposit production staff in response to the recapitalization completed on June 30, 1997. Other operating expense in 1996 also included $145,000 for consulting services directly related to efforts associated with the federal income tax refund. However, significant other operating expense reductions were achieved in 1997 compared to 1996 in the areas of insurance and regulatory assessments, legal services and other professional services.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all or some portion will not be realized. Deferred income taxes (benefit) represents the net change in deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense (benefit) for the year. At December 31, 1998, the Company's net deferred tax asset totaled $9.0 million, which was fully reserved.

     The Company's deferred tax asset consists primarily of federal and state NOL's that total $21.2 and $9.8 million, respectively. Federal income tax laws permit the Company to carry back NOL's two years (three years prior to 1998) to offset taxable income in those periods, if any, and forward twenty years (fifteen years prior to 1998) to offset taxable income in those future periods. Under special circumstances losses may be carried back up to 10 years. California franchise tax laws do not provide for the carryback of such losses and generally permit one-half of net operating losses to be carried forward five years. The federal NOL's expire beginning in 2007 through 2012 and the California carryforwards expire beginning in 1999 through 2002.

     No income tax provision was recorded during 1998 (other than alternative minimum tax of $8,000) and 1997 due to the utilization of previously unrecognized tax benefits to offset current period tax liability. During 1996 the Company recognized a tax benefit for federal income tax purposes of approximately $579,000 (including $43,000 in interest) related to a refund of prior years taxes from the carryback of a portion of the Company's NOL's for which a tax benefit had not been previously recognized.

     Additionally, federal and state income tax laws provide that, following an ownership change of a corporation with a net operating loss, a net unrealized built-in loss, or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs or recognized built-in losses generally cannot exceed a prescribed annual limitation. The annual limitation generally equals the product of the fair market value of the corporation immediately before the ownership change (subject to certain adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Internal Revenue Service. If such limitations were to apply to the Company, the ability of the Company to reduce future taxable income by the NOL's could be severely limited.

FINANCIAL CONDITION

REGULATORY CAPITAL

     At December 31, 1998, the Company's and Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, amounted to $13.0 million and $9.7 million, respectively. At December 31, 1997, the Company's and the Bank's Tier 1 capital amounted to $12.4 million and $7.4 million, respectively. On June 30, 1998 the Company contributed $2.0 million of capital to the Bank which enabled it to increase its legal lending limit and provide capital for continued growth. The following table sets forth the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank as of December 31, 1998 and 1997.

          TABLE 7
          REGULATORY CAPITAL INFORMATION
          OF THE COMPANY AND BANK

                                                                                    DECEMBER 31,
                                                           WELL CAPITALIZED     ------------------------
                                                               STANDARDS          1998          1997
                                                           ------------------   ----------   -----------
          COMPANY:
          Tier 1 leverage.................................       5.00%            8.78%        10.43%
          Tier 1 risk-based capital.......................       6.00%           17.38%        16.98%
          Total risk-based capital........................      10.00%           18.65%        18.25%

          BANK:
          Tier 1 leverage.................................       5.00%            6.69%         6.48%
          Tier 1 risk-based capital.......................       6.00%           13.48%        10.36%
          Total risk-based capital........................      10.00%           14.75%        11.63%

LIQUIDITY MANAGEMENT

     The objective of liquidity management is the ability to maintain cash flow adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost effective basis. The Company manages to this objective through the selection of asset and liability maturity mixes. The Company's liquidity position is enhanced by its ability to raise additional funds as needed borrowing or accessing the wholesale deposit market.

     The Company's deposit base provides the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 90.7% and 97.4% of funding for average total assets in 1998 and 1997, respectively. This reduction of 6.7% was directly attributable to the increased volume of LIBOR interest rate index based borrowings, the proceeds of which were used to purchase LIBOR based investment securities.

     A significant portion of remaining funding of average total assets is provided by other borrowings, specifically FHLB advances, which averaged $9.3 million during 1998 compared to $143,000 during 1997. Additionally, the Company increased its funding from short-term federal funds purchases and securities sold under agreements to repurchase, which averaged $2.3 million and $1.6 million during 1998 and 1997, respectively.

     Liquidity is also provided by reductions in assets such as federal funds sold and securities purchased under resale agreements. The aggregate of federal funds sold and securities purchased under agreements to resell averaged

$14.5 million during 1998, as compared to $12.9 million during 1997. This increase resulted primarily from the growth in noninterest-bearing deposits and a lack of growth in loans receivable during 1998.

     Liquidity is also provided by the portfolio of available-for-sale securities, which averaged $51.0 million during 1998. In addition, the unpledged portion of investment securities at December 31, 1998 totaled $48.6 million and would be available as collateral for borrowings. Maturing loans also provide liquidity, of which $26.0 million of the Bank's loans are scheduled to mature in 1999.

ASSET LIABILITY MANAGEMENT

     The principal objective of the Company's asset/liability management is to maximize the net yield on interest-earning assets subject to margin volatility and liquidity constraints. Margin volatility results when the rate reset (or repricing) characteristics of the Company's interest-earning assets are materially different from those of its interest-bearing liabilities. Liquidity risk results from the mismatching of asset and liability cash flows. Management chooses asset/liability strategies that are intended to promote stable earnings and reliable funding. Interest rate risk and funding positions are kept within limits established by the Company's Board of Directors to ensure that risk-taking is not excessive and that liquidity is properly managed.

     The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis, and present value of equity analysis. Net interest income simulations, provided to the Company by an outside firm, are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics. Present value of equity calculations, also provided to the Company by an outside firm, is used to estimate the theoretical price sensitivity of shareholder equity to changes in interest rates.

     Generally, an asset sensitive gap indicates that net interest income will improve during a period of rising interest rates while a liability sensitive gap indicates that net interest income will improve during a period of declining interest rates. Conversely, an asset sensitive gap indicates that net interest income will drop during a period declining interest rates, while a liability sensitive gap indicates that net interest income will drop during a period of rising interest rates. The gap report is based on the contractual cash flows of the Company's assets and liabilities. The actual life of these assets and liabilities may differ substantially from their contractual terms however. For example, while checking accounts are subject to immediate withdrawal, experience suggests that these accounts will have an average life of several years.

     Table 8 compares the Company's interest rate gap position as of December 31, 1998 and 1997. The gap report shows the Company's cumulative one year interest rate liability sensitivity gap of $7.6 million at December 31, 1998, a change from as asset sensitivity gap of $110,000 at December 31, 1997. This change resulted from the Company's efforts to lower its exposure to decreases in net interest income due to a rapid decline in interest rates. The Company has increased its investment securities portfolio that reprice after one year to $54.6 million at December 31, 1998 compared to $38.5 million at December 31, 1997 and reduced its loan receivable portfolio that reprice within one year to $40.0 million at December 31, 1998 compared to $45.8 million at December 31, 1997. These changes were offset by an increase in borrowings, which reprice within one year to $20.3 million at December 31, 1998 compared to $8.6 million at December 31, 1999. Due to the nature of the Company's liabilities which reprice within one year, during a period of slowly rising or falling interest rates it is not expected that rates paid on these liabilities will change to the same degree as the Company's assets since interest rates paid on the Company's demand, savings and money market deposit accounts historically have not increased or decreased proportionately with changes in market interest rates.

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

     At December 31, 1998 and 1997, the Company's distribution of rate-sensitive assets and liabilities was as follows:

      TABLE 8

      RATE-SENSITIVE ASSETS AND LIABILITIES


                                                                               DECEMBER 31, 1998
                                                        -------------------------------------------------------------------
                                                                            MATURING OR REPRICING IN
                                                        -------------------------------------------------------------------
                                                          LESS        AFTER THREE   AFTER ONE
                                                          THAN         MONTHS         YEAR
                                                         THREE        BUT WITHIN    BUT WITHIN      AFTER
                                                         MONTHS       ONE YEAR      5 YEARS        5 YEARS         TOTAL
                                                        ---------     ---------     ---------      ---------     ----------
                                                                              (Dollars in thousands)
      Rate-Sensitive Assets:
      Interest-bearing deposits with other
       financial institutions.......................  $        -    $        -    $        -     $        -    $        --
      Federal funds sold and securities
       purchased under agreements to resell.........       6,800             -             -              -          6,800
      Securities held-to-maturity...................           -             -             -              -             --
      Securities available-for-sale ................      15,881         1,414         2,183         50,980         70,458
      FRB and other stock, at cost..................           -             -             -          1,391          1,391
      Loans receivable..............................      23,562        16,391        11,738          5,281         56,972
                                                        ---------     ---------     ---------      ---------     ----------
       Total rate-sensitive assets..................      46,243        17,805        13,921         57,652        135,621


      Rate-Sensitive Liabilities:  (1)
      Interest bearing deposits:
       Demand, money market and
          savings...................................      30,550             -             -              -         30,550
       Time certificates of deposit.................       9,743        11,089         7,668            547         29,047
      Federal funds purchased and securities
       sold under agreements to repurchase..........       1,000             -             -              -          1,000
      Other borrowings..............................      15,800         3,500             -              -         19,300
                                                        ---------     ---------     ---------      ---------     ----------
       Total rate-sensitive liabilities                   57,093        14,589         7,668            547         79,897
      Interest rate-sensitivity gap ................     (10,850)        3,216         6,253         57,105         55,724
                                                        -------------------------------------------------------------------
                                                        -------------------------------------------------------------------
      Cumulative interest rate-sensitivity gap......  $  (10,850)   $   (7,634)   $   (1,381)    $   55,724
                                                        ---------     ---------     ---------      ---------
                                                        ---------     ---------     ---------      ---------
      Cumulative ratio of rate sensitive assets to
       rate-sensitive liabilities                            81%           89%           98%           170%
                                                        ---------     ---------     ---------      ---------
                                                        ---------     ---------     ---------      ---------

      (1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

      TABLE 8

      RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                                DECEMBER 31, 1997
                                                        -------------------------------------------------------------------
                                                                             MATURING OR REPRICING IN
                                                        -------------------------------------------------------------------
                                                          LESS       AFTER THREE   AFTER ONE
                                                          THAN         MONTHS         YEAR
                                                         THREE       BUT WITHIN    BUT WITHIN       AFTER
                                                         MONTHS       ONE YEAR      5 YEARS        5 YEARS         TOTAL
                                                        ---------     ---------     ---------      ---------     ----------
                                                                              (DOLLARS IN THOUSANDS)
      Rate-Sensitive Assets:
      Interest-bearing deposits with other
       financial institutions.......................  $        -    $      250    $        -     $        -    $       250
      Federal funds sold and securities
       purchased under agreements to resell.........      11,900             -             -              -         11,900
      Securities held-to-maturity...................           -         2,000        12,000              -         14,000
      Securities available-for-sale ................           -             -        13,946         11,886         25,832
      FRB and other stock, at cost..................           -             -             -            646            646
      Loans receivable..............................      26,258        19,520        13,325          2,149         61,252
                                                        ---------     ---------     ---------      ---------     ----------
       Total rate-sensitive assets..................      38,158        21,770        39,271         14,681        113,880


      Rate-Sensitive Liabilities:  (1)
      Interest bearing deposits:
       Demand, money market and
          savings...................................      30,601             -             -              -         30,601
       Time certificates of deposit.................       8,112        12,555        10,721              -         31,388
      Federal funds purchased and securities
       sold under agreements to repurchase..........          50         5,000             -              -          5,050
      Other borrowings..............................           -         3,500             -              -          3,500
                                                        ---------     ---------     ---------      ---------     ----------
       Total rate-sensitive liabilities                   38,763        21,055        10,721              -         70,539
      Interest rate-sensitivity gap ................        (605)          715        28,550         14,681         43,341
                                                        -------------------------------------------------------------------
                                                        -------------------------------------------------------------------
      Cumulative interest rate-sensitivity gap......  $     (605)   $      110    $   28,660     $   43,341
                                                        ---------     ---------     ---------      ---------
                                                        ---------     ---------     ---------      ---------
      Cumulative ratio of rate sensitive assets to
       rate-sensitive liabilities                            98%          100%          141%           161%
                                                        ---------     ---------     ---------      ---------
                                                        ---------     ---------     ---------      ---------

      (1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

INVESTMENT SECURITIES

     The Company classifies its investment securities as held-to-maturity or available-for-sale. Investment securities which the Company has the ability and intent to hold to maturity are classified as held-to-maturity securities. All other investment securities are classified as available-for-sale. Total investment securities increased $30.6 million or 76.8% at December 31, 1998 to $70.5 million compared to $39.8 million at December 31, 1997. The average duration of total securities at December 31, 1998 was 2.65 years compared with
1.45 years at December 31, 1997. In addition, the Company holds equity securities of the Reserve Bank, FHLB and Pacific Coast Bankers Bank ("PCBB") totaling $1.4 million and $646,000 at December 31, 1998 and 1997, respectively.

   HELD-TO-MATURITY

     There were no held-to-maturity securities at December 31, 1998 compared to $14.0 million at December 31, 1997.

   AVAILABLE-FOR-SALE SECURITIES

     At December 31, 1998, securities available-for-sale totaled $70.5 million, an increase of $44.7 million from $25.8 million at December 31, 1997. This increase resulted from the investment of the funds generated by the growth in deposits and increased borrowings.

     As illustrated in Table 9 below, the Company's investment portfolio generally consisted of U.S. government and federal agency securities, mortgage-related securities including MBS's, CMOs and privately issued corporate bonds (Moody's A2 and Aa3 rated) and (REMIC's) (Moody's AAA rated), at December 31, 1998 and 1997.


TABLE 9
ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES

                                                    DECEMBER 31, 1998                            DECEMBER 31, 1997
                                        ------------------------------------------   -------------------------------------------
                                          TOTAL      GROSS      GROSS    ESTIMATED     TOTAL      GROSS       GROSS    ESTIMATED
                                        AMORTIZED  UNREALIZED UNREALIZED   FAIR      AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                          COST       GAINS       LOSS      VALUE       COST       GAINS        LOSS     VALUE
                                        ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------
                                                                         (DOLLARS IN THOUSANDS)
   Securities held-to-maturity:
   U.S. government and federal
    agency securities................. $       -  $       -  $       -  $       -  $   14,000  $      10  $        -  $  14,010
                                        ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------
                                        ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------

   Securities available-for-sale:
   U.S. Treasury securities........... $   1,001  $       7  $       -  $   1,008  $    1,002  $       3  $        -  $   1,005
   FHLMC/FNMA-issued mortgage
    pass through certificates.........    16,933        100          3     17,030       4,327         22           -      4,349
   U.S. government and federal
    agency securities.................         -          -          -          -      15,488         35           1     15,522
   CMO's and REMIC's issued by U.S.
    government and federal agencies...    48,278        146         41     48,383       4,977          3          24      4,956
   Privately issued corporate bonds,
    CMO's and REMIC's securities......     4,035          2          -      4,037           -          -           -          -
                                        ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------
                                       $  70,247  $     255  $      44  $  70,458  $   25,794  $      63  $       25  $  25,832
                                        ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------
                                        ---------  ---------  ---------  ---------   ---------  ---------   ---------  ---------

     The Company's present strategy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company. Table 10 below sets forth information concerning the maturity of and weighted average yield of the Company's investment securities at December 31, 1998.

   TABLE 10
   MATURITIES OF AND WEIGHTED AVERAGE YIELDS ON
   INVESTMENT SECURITIES


                                                                       AFTER ONE BUT         AFTER FIVE BUT
                                               WITHIN ONE YEAR       WITHIN FIVE YEARS      WITHIN TEN YEARS
                                             --------------------   --------------------  ---------------------
                                              AMOUNT     YIELD       AMOUNT     YIELD      AMOUNT      YIELD
                                             ---------  ---------   ---------  ---------  ----------  ---------
                                                                      (DOLLARS IN THOUSANDS)
   Securities available-for-sale:
    U.S Treasury......................       $     1,008    5.85%   $       -       -     $      -         -
    FHLMC/FNMA-issued mortgage
      pass-through certificates.......               406    6.34%         146     5.81%      2,033      6.52%
    CMO's and REMIC's issued by
      U.S. government-sponsored
      agencies........................                 -        -           -                    -         -
    Privately issued corporate bonds,
      CMO's and REMIC's securities....                 -        -       2,037     5.41%          -         -
                                                ---------              ---------           ----------
                                             $     1,414    5.99%   $   2,183     5.44%   $  2,033      6.52%
                                                ---------              ---------           ----------
                                                ---------              ---------           ----------

    Amortized Cost                           $     1,409            $   2,182             $  2,012
                                                ---------              ---------           ----------
                                                ---------              ---------           ----------


                                               AFTER TEN YEARS
                                            ---------------------
                                             AMOUNT      YIELD      TOTAL       YIELD
                                            ---------   ---------  ---------   ---------
   Securities available-for-sale:
    U.S Treasury......................     $       -         -   $   1,008       5.85%
    FHLMC/FNMA-issued mortgage
      pass-through certificates.......        14,445     6.45%      17,030       6.45%
    CMO's and REMIC's issued by
      U.S. government-sponsored
      agencies........................        48,383     6.42%      48,383       6.42%
    Privately issued corporate bonds,
      CMO's and REMIC's securities....         2,000     6.00%       4,037       5.70%
                                            ---------             ---------
                                          $   64,828     6.41%   $  70,458       6.38%
                                            ---------             ---------
                                            ---------             ---------

    Amortized Cost                        $   64,644             $  70,247
                                            ---------             ---------
                                            ---------             ---------

     Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

LENDING ACTIVITIES

      The Company's present lending strategy is to target small to mid-sized privately held businesses located within a eighteen mile radius of its Century City office which desire a full-range of banking services and products and highly personalized service. This strategy has resulted in attracting customers in market niches including entertainment companies, business managers and others associated with the entertainment industry and legal, accounting, insurance, advertising and other professional firms. The Company offers a variety of types of loans, including secured and unsecured revolving lines of credit, term loans and consumer and home equity loans, which are tailored to meet the demands of its market niches. In order to provide the personalized service required by the customers, the Company uses a team approach to customer service combining an experienced relationship management officer with operations support personnel.

LOAN PORTFOLIO

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated:

   TABLE 11
   LOAN PORTFOLIO COMPOSITION

                                                                           DECEMBER 31,
                                         ---------------------------------------------------------------------------------
                                                   1998                       1997                       1996
                                         -------------------------  -------------------------  ---------------------------
                                           AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT         PERCENT
                                         -----------  ------------  -----------   -----------  ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
    Commercial loans:
      Secured by one to four family
       residential properties.........   $    5,005             9%  $    6,545            11%  $     6,233             10%
      Secured by multifamily
       residential properties.........        3,111             5        2,494             4         2,879              5
      Secured by commercial real
       properties.....................       20,839            36       22,324            36        26,629             42
      Other - secured and
       unsecured......................       24,337            43       21,264            35        16,508             26
    Real estate construction and land
      development.....................            -             0        3,148             5         3,441              6
    Home equity lines of credit.......          271             0          252             0           581              1
    Consumer installment and
      unsecured loans to individuals..        3,707             7        5,508             9         6,545             10
                                         -----------  ------------  -----------   -----------  ------------   ------------
       Total loans outstanding               57,270          100%       61,535          100%        62,816           100%
                                                      ------------                -----------                 ------------
                                                      ------------                -----------                 ------------
    Deferred net loan origination
      fees and purchased loan discount         (298)                      (283)                       (269)
                                         -----------                -----------                ------------
    Loans receivable, net.............   $   56,972                 $   61,252                 $    62,547
                                         -----------                -----------                ------------
                                         -----------                -----------                ------------

         Most of the Company's commercial loans are generally within $100,000 to $2.1 million and its consumer and home equity loans generally are less than $100,000. The Company may not make any loan in excess of its loan to one borrower limit under applicable regulations ($2.3 million at December 31, 1998). If a borrower requests a loan in excess of that amount the Company may originate the loan with the participation of one or more other lenders.

         COMMERCIAL LOANS. The Company offers adjustable and fixed rate secured and unsecured commercial loans for working capital, the purchase of assets and other business purposes. The Company underwrites these loans primarily on the basis that borrower's cash flow and the ability to service the debt without reliance on the liquidation of the underlying collateral

         Collateral for commercial loans may include commercial or residential real property, accounts receivable, inventory, equipment, marketable securities or other assets. Real estate secured loans generally have terms ranging from five to ten years and payments based on a 15 to 25 year amortization schedule. Real estate secured loans frequently have a maturity date shorted than the final amortization period. The original principal amount of a real estate secured loan generally does not exceed 65% to 75% of the appraised value of the property (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property).

         Unsecured commercial loans include short-term term loans and lines of credit. The Company's underwriting guidelines for these loans require that generally the borrower must have low levels of existing debt, working capital sufficient to cover the loan and a history of earnings and cash flow. Typically, unsecured lines of credit must be unused for a continuous 30-day period within each year to demonstrate the borrower's ability to have sufficient funds to operate without the credit line.

         REAL ESTATE CONSTRUCTION AND LAND DEVELOPMENT LOANS. Real estate construction and land development loans are short-term secured loans made to finance the construction of commercial and single-family residential properties or to improve for raw land. Over the past several years, the Company has de-emphasized its focus on this type of lending to emphasize relationship-oriented commercial.

         CONSUMER LOANS AND HOME EQUITY LINES OF CREDIT. The Company offers consumer loans and home equity lines of credit principally as accommodation to individuals associated with the Company's business borrowers. Home equity lines of credit provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower's residence net of senior mortgages. Consumer loans are primarily adjustable rate open-ended unsecured loans (such as credit card loans) but also include fixed rate term loans (generally under five years) to purchase personal property which are secured by that personal property. These loans (other than purchase money loans) generally provide for monthly payments of interest and a portion of the outstanding principal balance.

LOAN CONCENTRATIONS

     The Company is a provider of banking services to the entertainment industry in Southern California. Table 12 below presents information about the Company's loans outstanding to entertainment-related customers at December 31, 1998, 1997, and 1996.

   TABLE 12
   INDUSTRY CONCENTRATIONS OF LOANS

                                                                                              DECEMBER 31,
                                                                               ---------------------------------------
                                                                                  1998        1997           1996
                                                                               ----------  ------------   ------------
                                                                                        (DOLLARS IN THOUSANDS)
   Entertainment industry-related loans (1):
   Loans for single productions of motion picture and television
      feature films.......................................................... $     1,418  $    2,221    $           -
   Other loans to entertainment-related enterprises, such as television,
      music, film and talent agencies........................................       7,269       1,068            1,158
   Loans to individuals involved primarily in the entertainment industry.....       3,368       1,487            2,516
   Loans to business management, legal and accounting firms, including their principals and employees, serving primarily the
      entertainmemt industry.................................................          64       1,479            2,791
                                                                               -----------  ----------    -------------
   Total entertainment industry-related loans................................ $    12,119  $    6,255    $       6,465
                                                                               -----------  ----------    -------------
                                                                               -----------  ----------    -------------
   Percent of total loans outstanding........................................       21.2%       10.2%            10.3%


   ----------

   (1)Included are loans secured by liens on residential and commercial real property amounting to $1.4 million at December 31, 1998 and $3.0 million at December 31, 1996.

     The concentration of loans to the entertainment-related industry at December 31, 1998, increased to $12.1 million or 21.2% of the total portfolio, as compared to $6.3 million, or 10.2% at December 31, 1997 and $6.5 million or 10.3% at December 31, 1996. The increase during 1998 was the direct result of management plans to expand the entertainment division following the growth of production staff in this area.

     Management believes that the varying nature of customers represented within this group, as set forth in Table 12, indicates reasonable diversification, although significant increases occurred during 1998 with respect to loans to entertainment related enterprises, such as television, music, film and talent agencies. Single customer concentration risk is evident by the existence of six borrowers with individual loan balances greater than $750,000, aggregating $7.2 million or 59.5% of entertainment industry loans. Management believes its underwriting standards, collateral and guarantees supporting such borrowings are sufficient to mitigate the risk of credit concentration. In addition, loans for the production of independently produced motion picture and television feature films presented in Table 12, are generally supported during production by performance bonds from highly-rated insurers, as well as, either distribution commitments from major studios or, in the case of smaller studios, standby letters of credit from large commercial banks.

   LOAN RATE COMPOSITION AND MATURITIES

     Of the Company's total loans, 62.6%, 66.3% and 74.3% had adjustable rates at December 31, 1998, 1997 and 1996, respectively. Adjustable rate loans have interest rates tied to the prime rate and generally adjust with changes in the rate on a monthly or quarterly basis.


     Of the Company's total loans at December 31, 1998, 45.4% were due in one year or less, 35.1% were due in 1--5 years and 19.5% were due after 5 years. The loan maturities shown in Table 13 below are based on contractual maturities. As is customary in the banking industry, loans can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

   TABLE 13
   LOAN MATURITIES
                                                                                 DECEMBER 31, 1998
                                                                  -----------------------------------------------
                                                                     ADJUSTABLE         FIXED
                                                                   INTEREST RATES   INTEREST RATES      TOTAL
                                                                  ---------------   ---------------  ------------
                                                                               (DOLLARS IN THOUSANDS)
   Aggregate maturities of total loans outstanding:
    Commercial secured by real estate
      In one year or less...................................     $         4,684  $            70  $        4,755
      After one year but within five years..................               4,217           10,609          14,826
      After five years......................................               3,744            5,900           9,644
    Commercial other secured and unsecured
      In one year or less...................................              15,331            3,322          18,652
      After one year but within five years..................               3,929              453           4,381
      After five years......................................               1,253               50           1,303
    Other                                                                                                       -
      In one year or less...................................               1,798              783           2,581
      After one year but within five years..................                 648              233             881
      After five years......................................                 246                -             246
                                                                  ---------------   ---------------  ------------
   Total loans outstanding                                       $        35,850  $        21,420  $       57,270
                                                                  ---------------   ---------------  ------------
                                                                  ---------------   ---------------  ------------

   CREDIT RISK MANAGEMENT

     The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring. As part of the control process, an independent credit review firm regularly examines the Company's loan portfolio and other credit process, the Company's loan portfolio and other related products, including unused commitments and letters of credit. In addition to this internal credit process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Underlying trends in the economic and business cycle will influence credit quality. The Company seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

   NONPERFORMING ASSETS

     Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings ("TDR's"), or (iii) loans which are contractually past due ninety days with respect to principal or interest, and have not been restructured or placed on nonaccrual status, as described below. Other real estate owned consists of real properties securing loans of which the Company has taken title in partial or complete satisfaction of the loan. Information about nonperforming assets is presented in Table 14.

TABLE 14
NONPERFORMING ASSETS

                                                                               DECEMBER 31,
                                                          ---------------------------------------------------------
                                                           1998       1997        1996         1995         1994
                                                          --------   --------    --------    ---------    ---------
                                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans.......................................     1,505   $  1,201    $    928    $     573    $   3,426
Troubled debt restructurings...........................         -      5,422       5,016        5,167        5,582
Loans contractually past due ninety or more days
   with respect to either principal or interest and
   still accruing interest.............................         -          -         300          221        1,507
                                                          --------   --------    --------    ---------    ---------

Nonperforming loans....................................     1,505      6,623       6,244        5,961       10,515
Other real estate owned................................       593        777         556          581        1,529
                                                          --------   --------    --------    ---------    ---------

Total nonperforming assets.............................     2,098   $  7,400    $  6,800    $   6,542    $  12,044
                                                          --------   --------    --------    ---------    ---------
                                                          --------   --------    --------    ---------    ---------

Allowance for credit losses as a percent of nonaccrual
   loans...............................................    142.5%     168.4%      319.9%       664.0%        89.4%
Allowance for credit losses as a percent of
   nonperforming loans.................................    142.5%      30.5%       47.5%        63.8%        29.1%
Total nonperforming assets as a percent of loans
   receivable..........................................      3.7%      12.1%       10.9%         8.0%        10.4%
Total nonperforming assets as a percent of total
   shareholders' equity................................     15.8%      59.5%      140.4%       108.8%       116.8%

     NONACCRUAL LOANS. Nonaccrual loans are those loans for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest. It is the Company's policy that a loan will be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

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

     Nonaccrual loans at December 31, 1998, increased to $1.5 million from $1.2 million at December 31, 1997. Nonaccrual loans at December 31, 1998 were comprised primarily of entertainment and Small Business Administration ("SBA") loans, including $579,000 which is guaranteed by the SBA. The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $162,000, $177,000 and $171,000 for 1998, 1997 and 1996, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 13, 17, and 16 basis points for 1998, 1997, and 1996, respectively.

     TROUBLED DEBT RESTRUCTURINGS. A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower's financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower's near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 1998, the Company had no TDR's. The TDR at December 31, 1997 was a single loan which was repaid in full in 1998.

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

     For this purpose, loans are considered well secured if the collateral has a realizable value in excess of the amount of principal and accrued interest outstanding and/or are guaranteed by a financially capable party. Loans are considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts which management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

     There were no loans contractually past due 90 or more days and still accruing interest at December 31, 1998 and 1997.

     OTHER REAL ESTATE OWNED. The Company carries OREO at the lesser of the Bank's recorded investment or the fair value less selling costs. The Company periodically revalues OREO properties and charges other expenses for any further write-downs. OREO at December 31, 1998 consisted of three properties including three undeveloped commercially zoned parcels, one underdeveloped multi-family zoned parcel and one developed commercial retail property. The value of the developed commercial retail property is supported by a guarantee from the SBA. While the Company is currently marketing the remaining properties for sale, no assurances can be given that they will be sold at the carrying value.

IMPAIRED LOANS

     Due to the size and nature of the Bank's loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis. At December 31, 1998, the Bank had classified $1.5 million of its loans as impaired for which the related specific reserves was $67,000. The average recorded investment in, and the amount of interest income recognized on those impaired loans during the year ended December 31, 1998, were $6.5 million and $542,000 respectively. Due to the size and nature of the Bank's loan portfolio, impaired loans are determined based on a periodic evaluation on an individual loan basis.

     Foregone interest income attributable to nonperforming loans amounted to $162,000 for the year ended December 31, 1998 and $177,000 for the same period in 1997. This resulted in a reduction in yield on average loans receivable of 27 basis points and 30 basis points for the years ended December 31, 1998 and 1997, respectively.

ALLOWANCE FOR CREDIT LOSSES

     The Company has a process by which it reviews and manages the credit quality of the loan portfolio. This process includes a risk rating system, uniform underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as "criticized" by the Company's internal grading system, and an independent loan review process. The loan approval process is also tied to the risk rating system. The Classified Asset Committee ("CAC") meets on a quarterly basis to review, monitor, take corrective action upon all criticized assets, and review the adequacy of the allowance for credit losses. The CAC is currently chaired by the CEO, with the results of the CAC's meetings reviewed by the Officers and Directors' Loan Committee quarterly.

     The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis (three times per year), management engages an outside loan review firm to review the Company's loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes the Company's methodology for calculating the allowance for credit losses based on the Company's loss histories and policies. The Company uses a migration analysis as part of its allowance for credit losses evaluation which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Company's portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Company's marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

     The Board of Directors reviews the adequacy of the allowance for credit losses on a quarterly basis. Management utilizes its judgment to determine the provision for credit losses and establish the allowance for credit losses. Management believes based on information known to management that the allowance for credit losses at December 31, 1998 was adequate to absorb estimated losses in the existing loan portfolio. However, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.

     Table 15 presents, for the five-year period ended December 31, 1998, the composition of the Company's allocation of the allowance for credit losses to specific loan categories designated by management for this purpose. The Company's current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on management's risk assessment. This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends. In addition, the portion of the allowance allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance is applicable to the entire portfolio.

     The following table provides an analysis of changes in the allowance for credit losses during the period indicated:

   TABLE 15
   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                                                     DECEMBER 31,
                                                                  ------------------------------------------------------
                                                                   1998      %(1)     1997      %(1)     1996     %(1)
                                                                  --------  -------  --------  -------  --------  ------
                                                                                       (DOLLARS IN THOUSANDS)
   Allocation of the Allowance for Credit Losses:
   Commercial loans:
    Secured by one to four family residential properties....... $     132       9% $     154      11% $     479     10%
    Secured by multifamily residential properties..............        73        5        49        4        41       5
    Secured by commercial real properties......................       590       36       512       36       590      42
    Other - secured and unsecured..............................     1,061       43     1,056       35     1,643      26
   Real estate construction and land development...............         -        -        63        5        42       6
   Home equity lines of credit.................................         4        0         2        0        13       1
   Consumer installment and unsecured loans to individuals (1).       284        7       187        9       161      10
                                                                  --------  -------  --------  -------  --------  ------
    Allowance allocable to loans receivable.................... $   2,144     100% $   2,023     100% $   2,969    100%
                                                                  --------  -------  --------  -------  --------  ------
                                                                  --------  -------  --------  -------  --------  ------

                                                                            DECEMBER 31,
                                                                -----------------------------------
                                                                 1995     %(1)      1994     %(1)
                                                                --------  ------   -------   ------
   Allocation of the Allowance for Credit Losses:
   Commercial loans:
    Secured by one to four family residential properties.......$    205     12%   $    77      16%
    Secured by multifamily residential properties..............      25       3        51        2
    Secured by commercial real properties......................     454      35       674       28
    Other - secured and unsecured..............................   2,523      33     1,648       37
   Real estate construction and land development...............      11       5        17        1
   Home equity lines of credit.................................      64       5        18        2
   Consumer installment and unsecured loans to individuals (1).     523       7       578       14
                                                                --------  ------   -------   ------
    Allowance allocable to loans receivable....................   3,805    100%    $3,063     100%
                                                               $--------  ------   -------   ------
                                                                --------  ------   -------   ------

   ---------
   (1) Percentage of loans in each category to total loans.

   TABLE 16
   ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                                         DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                   1998        1997          1996        1995         1994
                                                                -----------  ----------   ----------  -----------  ----------
                                                                                    (DOLLARS IN THOUSANDS)
   Balance, beginning of period                                      2,023 $     2,969 $      3,805 $      3,063  $    6,697
   Loan charged off:
    Real estate construction and land development..............          -           -            -            -          45
    Commercial loans:
      Secured by one to four family residential properties.....          4         310            9          120       2,215
      Secured by multifamily residential properties............          -         256            -            -         702
      Secured by commercial real properties....................         31          56            -            -       1,407
      Other - secured and unsecured............................        176         350        1,183        1,913       6,781
    Home equity lines of credit................................          -           -            -            -         257
    Consumer installment and unsecured loans to individuals (1)        196         343          108          599       2,810
                                                                -----------  ----------   ----------  -----------  ----------
    Total loan charge-offs.....................................        407       1,315        1,300        2,632      14,217

   Recoveries of loans previously charged off:
    Real estate construction and land development..............          -           -            -          200           -
    Commercial loans:
      Secured by one to four family residential properties.....          1          71           26           11         288
      Secured by multifamily residential properties............         10           -            -            -           -
      Secured by commercial real properties....................          -           4            -            -           -
      Other - secured and unsecured............................        216         202          398          588       2,205
    Home equity lines of credit................................          -           -            -            -          38
    Consumer installment and unsecured loans to individuals (1)        301          92           40          268         722
                                                                -----------  ----------   ----------  -----------  ----------
    Total recoveries of loans previously charged off...........        528         369          464        1,067       3,253
                                                                -----------  ----------   ----------  -----------  ----------
    Net (recoveries) charge-offs...............................       (121)        946          836        1,565      10,964
    Provision for credit losses................................          -           -            -        2,307       7,330
                                                                -----------  ----------   ----------  -----------  ----------
    Balance, end of period.....................................      2,144  $    2,023  $     2,969  $     3,805  $    3,063
                                                                -----------  ----------   ----------  -----------  ----------
                                                                -----------  ----------   ----------  -----------  ----------

    Net loan (recoveries) charge-offs as a percentage of
      allowance for credit losses..............................     -5.66%      46.76%       28.16%       41.13%     357.95%
    Provision for credit losses as a percentage of net loan
      charge-offs during period................................     -            -            -          147.41%      66.86%
    Net loan (recoveries) charge-offs as a percentage of
      average gross loans outstanding during the period........     -0.20%       1.59%        1.19%        1.63%       7.83%
    Recoveries of loans previously charged off as a percentage
      of loans charged off in the previous year................     40.16%      28.38%       17.60%        7.50%     133.60%


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

     Standby letters of credit are conditional commitments issued by the Company to secure the financial performance of a client to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing a letter of credit for a borrower is essentially the same as that involved in extending loan facilities to the borrower. The Company uses the same credit underwriting policies in accepting such contingent obligations as it does for loan facilities. When deemed necessary, the Company holds appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.

      At December 31, 1998 and 1997, standby letters of credit amounted to $652,000 and $600,000, respectively, and there were no commercial letters of credit outstanding.

     Undisbursed commitments under revocable and irrevocable loan facilities amounted to $11.6 million and $9.4 million at December 31, 1998 and 1997, respectively. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

DEPOSITS

     As indicated in Table 17, the Bank experienced a 13.4% increase in average total deposits during 1998 compared to 1997. This increase in deposits occurred primarily as a result of growth in real estate title and escrow deposits of $5.8 million and growth in money market deposits of $7.3 million, offset by a planned decline in higher cost money desk deposits of $4.1 million.

                TABLE 17
                DEPOSIT COMPOSITION
                (BALANCES ARE AVERAGES)

                                                                          DECEMBER 31,
                                                         --------------------------------------------
                                                                 1998                   1997
                                                         ---------------------  ---------------------
                                                           AMOUNT     PERCENT     AMOUNT     PERCENT
                                                         ----------  ---------  ----------  ---------
                                                                    (DOLLARS IN THOUSANDS)
                Noninterest-bearing demand
                 deposits:
                 Real estate title and escrow
                  company customers................    $    15,546        14%  $   9,764        10%
                 Other noninterest-bearing
                  demand...........................         25,564        24      23,224        24
                Interest-bearing demand, money
                 market and savings................         35,343        32      28,598        30
                Time certificates of deposit:
                 Money Desk........................         19,718        18      23,789        25
                 Other:
                  $100,000 or more.................          7,809         7       5,320         5
                  Under $100,000...................          5,413         5       5,750         6
                                                         ----------  ---------  ----------  ---------
                Total time certificates of deposit          32,940        30      34,859        36
                                                         ----------  ---------  ----------  ---------
                 Total Deposits                        $   109,393       100%  $  96,445       100%
                                                         ----------  ---------  ----------  ---------
                                                         ----------  ---------  ----------  ---------

          TABLE 18

          MATURITIES OF TIME CERTIFICATES OF DEPOSIT
          $100,000 OR MORE
                                                                                          DECEMBER 31, 1998
                                                                            ----------------------------------------------
                                                                             MONEY               ALL
                                                                              DESK              OTHER             TOTAL
                                                                            ---------          ---------         ---------
                                                                                       (DOLLARS IN THOUSANDS)

          Aggregate maturities of time certificates of deposit:
             In three months or less..................................    $        -         $    6,025        $    6,025
             After three months but within six months.................             -              2,355             2,355
             After six months but within twelve months................           501                837             1,338
             After twelve months......................................         5,148                100             5,248
                                                                            ---------          ---------         ---------
              Total time certificates of deposit $100,000 or more         $    5,649         $    9,317        $   14,966
                                                                            ---------          ---------         ---------
                                                                            ---------          ---------         ---------


                                                                                         DECEMBER 31, 1997
                                                                            ----------------------------------------------
                                                                             MONEY               ALL
                                                                              DESK              OTHER             TOTAL
                                                                            ---------          ---------         ---------
                                                                                       (DOLLARS IN THOUSANDS)
          Aggregate maturities of time certificates of deposit:
             In three months or less..................................    $      108         $    4,472        $    4,580
             After three months but within six months.................             -                746               746
             After six months but within twelve months................           805                822             1,627
             After twelve months......................................         5,449                  -             5,449
                                                                            ---------          ---------         ---------
              Total time certificates of deposit $100,000 or more         $    6,362         $    6,040        $   12,402
                                                                            ---------          ---------         ---------
                                                                            ---------          ---------         ---------

BORROWINGS

     Borrowings and related weighted average rates are summarized below in Table 19.

TABLE 19
BORROWINGS

                                                  1998                                   1997
                                   ------------------------------------  -------------------------------------
                                   BALANCES AT   AVERAGE      AVERAGE    BALANCES AT   AVERAGE      AVERAGE
                                    YEAR-END     BALANCE       RATE       YEAR-END     BALANCE        RATE
                                   -----------  ----------   ----------  -----------  -----------  -----------
                                                            (DOLLARS IN THOUSANDS)
Federal funds purchased
   and securities sold under
   repurchase agreements......... $     1,000  $    2,279        5.92% $      5,050  $     1,637        5.68%
Other borrowings.................      19,300       9,276        5.57%        3,500          143        4.89%


                                                   1996
                                    ------------------------------------
                                    BALANCES AT   AVERAGE     AVERAGE
                                    YEAR-END      BALANCE       RATE
                                    ----------   ----------  -----------
                                          (DOLLARS IN THOUSANDS)
Federal funds purchased
   and securities sold under
   repurchase agreements.........           - $      1,140        2.19%
Other borrowings.................           -            -            -



     The maximum amount of securities sold with agreements to repurchase at any month end was $4.0 million, $5.0 million and $1.5 million during 1998, 1997 and 1996, respectively.

     The maximum amount of other borrowings at any month end was $19.3 million during 1998 and $3.5 million during 1997. The Bank did not utilize other borrowings during 1996.

     At December 31, 1998, $5.8 million of borrowed funds were scheduled to mature during 1999, $6.5 million were scheduled to mature during 2000 and $8.0 million were scheduled to mature during 2001.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for the years ended December 31, 1998 and 1997 is presented below.

                                                                             THREE MONTHS ENDED
                                                              -------------------------------------------------
                                                              MARCH 31,     JUNE 30,    SEPT. 30      DEC. 31
                                                                 1998         1998        1998         1998
                                                              -----------  -----------  ----------   ----------
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
    Interest income........................................ $      2,353 $      2,377 $     2,578 $      2,773
    Interest expense.......................................          798          803         939          945

                                                              -----------  -----------  ----------   ----------
      Net interest income..................................        1,555        1,574       1,639        1,828
    Net gain (loss) on sale of securities
     available-for-sale....................................           17           21           1            -
    Other operating income.................................          214          194         154          254
    Other operating expense................................       (1,591)      (1,643)     (1,686)      (1,878)
                                                              -----------  -----------  ----------   ----------
    Net income before income taxes.........................          195          146         108          204
    Income taxes...........................................            -            2           6            -
                                                              -----------  -----------  ----------   ----------
    Net income............................................. $        195 $        144 $       102 $        204
                                                              -----------  -----------  ----------   ----------
                                                              -----------  -----------  ----------   ----------
    Basic earnings per share............................... $       0.29 $       0.21 $      0.15 $       0.30
    Diluted earnings per share............................. $       0.08 $       0.05 $      0.04 $       0.08


                                                                             THREE MONTHS ENDED
                                                              -------------------------------------------------
                                                              MARCH 31,     JUNE 30,    SEPT. 30      DEC. 31
                                                                 1997         1997        1997         1997
                                                              -----------  -----------  ----------   ----------
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
    Interest income........................................ $      2,015 $      1,996 $     2,228 $      2,361
    Interest expense.......................................          711          654         704          787
                                                              -----------  -----------  ----------   ----------
      Net interest income..................................        1,304        1,342       1,524        1,574
    Net loss on sale of securities available-for-sale......            -            -         (12)         (25)
    Other operating income.................................          118          110         119          176
    Other operating expense................................       (1,557)      (1,529)     (1,537)      (1,475)
                                                              -----------  -----------  ----------   ----------
    Net income (loss) before income taxes..................         (135)         (77)         94          250
    Income taxes...........................................            -            -           -            -
                                                              -----------  -----------  ----------   ----------
    Net income (loss) ..................................... $       (135)$        (77)$        94 $        250
                                                              -----------  -----------  ----------   ----------
                                                              -----------  -----------  ----------   ----------
    Basic earnings (loss) per share........................ $      (0.20)$      (0.11)$      0.14 $       0.37
    Diluted earnings (loss) per share...................... $      (0.20)$      (0.11)$      0.04 $       0.10

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. The Company currently does not own any derivative instruments. Therefore, management does not believe that this statement will have a significant impact on the Company.

YEAR 2000 MATTERS

THE FOLLOWING CONSTITUTES A "YEAR 2000 READINESS" DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

     As the Year 2000 approaches, a critical issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two-digit date position, which represents the year (e.g., `95' is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99') could be the maximum date value these systems will be able to accurately process. Resolution of the Year 2000 problem is among the Company's highest priorities, and a comprehensive program has been established to address its many aspects. The Company's Year 2000 program is comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, physical facilities and security systems, vendor risk, customer risk, liquidity risk, contingency planning, testing and communications. The goal of the Company's Year 2000 program is to assure that it will be able to conduct normal business before, during and after the century date change.

     During 1997, the Company established a Year 2000 team, consisting of the senior managers from each operational area of the Company. The team first evaluated the overall issue and identified risks posed by the century date change and established a plan to address these risks. Pursuant to the plan, the following steps were taken:

     - Assessment - Systems have been inventoried, evaluated and prioritized in importance to client service operations.

     - Renovation - The Company determined that internal systems did not require renovation. The plans of vendors are being monitored to assure that their system changes are completed within acceptable timeframes.

     - Validation - The testing and validation phase has commenced. Each critical system provided by external vendors will be tested to ensure processing and reporting accuracy. The plan calls for completion of all testing and validation of mission critical systems by June 30, 1999.

The Company is attempting to obtain certification of Year 2000 compliance from 19 external service bureau or software providers, of which four have been assessed as mission critical. At December 31, 1998, nine, or 47%, of these 19 service providers (including one mission critical provider) certified Year 2000 compliance.

         The Company is attempting to obtain certification of Year 2000 compliance from 43 vendors or suppliers, of which two have been assessed as mission critical. As of December 31, 1998, 29, or 68%, of these 43 vendors or suppliers certified Year 2000 compliance. None of these 29 are mission critical.

         The Company's approach to evaluating potential Year 2000 issues pertaining to its borrowers was first to determine the level of loans dependent on borrower cash flow versus collateral such as real estate, and second, to make an assessment of loans, over a certain dollar volume, which may have exposure to Year 2000 issues. The Company has determined that approximately 43% of the dollar volume of its loan portfolio are not collateralized by real estate, and further determined it is not aware of any pending issues that would cause the Company not to extend credit to these "cash flow dependent" borrowers. The Company specifically reviewed approximately 80% of the dollar volume of its loan portfolio to assess the potential Year 2000 issues by first, determining whether the borrower was exposed to Year 2000 date changes (e.g. individual versus commercial) and second, completing an assessment of those borrowers it determined may have potential exposure to Year 2000 issues. Based on this assessment the Company is not aware of any pending issues that would cause it not to extend credit to these borrowers. However, the Company's credit risk associated with loans may increase as reliance on third party responses is subject to both the borrower's understanding of the potential Year 2000 issues and the borrowers determination of the impact on their ability to fulfill contractual loan obligations. As a result, there may be increases in the Company's problem loans and credit losses in future years. Although it is not possible to quantify the complete potential impact of such losses at this time, management has no current information which would lead it to believe that these potential losses would be material.

     The financial impact of making the required systems testing and enhancement described above is expected to be approximately $100,000, of which approximately 50% represent capital expenditures. Approximately $28,000 has been expended as of December 31, 1998.

     The Company is developing contingency plans for implementation in the event that mission critical service bureaus, software providers, vendors, suppliers or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternate sources. The Company is also enhancing its existing business resumption plans to reflect Year 2000 issues and is developing plans designed to coordinate the efforts of its personnel and resources in addressing Year 2000 problems that become evident after December 31, 1999. There can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

     If Year 2000 issues are not adequately addressed by the Company and third parties, the Company's business, results of operations and financial position could be materially adversely affected.

     The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs, the dates by which the Company expects to substantially complete programming changes, remediation and testing of systems and the impact of the redeployment of existing staff, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including continued availability of certain resources, representations received from third party service providers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and convert all relevant computer systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, business or other third parties who are service providers, suppliers, borrowers or customers of the Company, unanticipated system costs, the need to replace hardware, the adequacy of and ability to implement contingency plans and similar uncertainties. The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     The Company's results of operations and financial condition are affected by many factors, including the following.

CHANGING ECONOMIC CONDITIONS

     The Company's results of operation and financial condition are strongly influenced by economic conditions in its market area (principally the Los Angeles metropolitan area) as well as regional and national economic conditions and in its niche markets, including the entertainment industry in Southern California. During the past several years economic conditions in these areas have been favorable. A deterioration in these economic conditions could affect the financial condition and cash flows of its borrowers, which could lead to higher levels of loan defaults, a decline in the value of collateral for the loans. In addition, an unfavorable economy could reduce the demand for the Company's loans and other products and services.

INTEREST RATE RISK

     The Company's operating results depend to a large extent on its net interest income. Changes in market interest rates can affect the Company's net interest income by affecting the spread between its interest-earning assets and interest-bearing liabilities. This may be due to the different maturities of its interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

     -    The Company's ability to originate loans;
     -    The ability of borrowers to make payments on loans;
     - The value of its interest-earning assets and its ability to realize gains from the sale of these assets;
     -    The average life of its interest-earning assets; and
     - The Company's ability to obtain deposits instead of other available investment alternatives.

     Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond its control.

RISK OF DECLINES IN ASSET QUALITY

     The Company's results of operations depend significantly on the quality of its assets. While the Company has developed and implemented underwriting policies and procedures in connection with the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. High levels of non-performing assets will adversely affect the Company's results of operations and financial condition. A borrower's ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services. The Company has devoted and continues to devote substantial time and resources to the identification, collection and workout of non-performing assets, which has resulted in a significant decrease in its nonperforming assets from $12.4 million, or 5.2%, of total assets at December 31, 1994 to $2.1 million, or 1.5%, of total assets at December 31, 1998. However, no assurance can be given that the Company will not have material additional non-performing assets in the future.

ADEQUACY OF ALLOWANCES FOR LOSSES

     The Company establishes allowances for credit losses against each segment of its loan portfolio. At December 31, 1998, its allowance for credit losses equaled 3.8% of total loans and 142.5% of nonperforming loans. Although the Company believes that it had established adequate allowances for credit losses as of December 31, 1998, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews its allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size of the loan portfolio. Increases in the provisions for credit losses would adversely affect its results of operations.

COMPETITION

     The banking business is highly competitive. The Company's primary service area is dominated by a relatively small number of major banks which have many offices over a wide geographic area and much greater name recognition. Increasing competition in the markets for the Company's products and services can reduce the demand for the Company's products and services and require the Company to originate those products and services on less favorable terms.

REGULATION

     Both the Company, as a bank holding company, and the Bank, as a national bank, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors. Statutes and regulations affecting it may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. The Company cannot assure you that future changes in applicable statutes and regulations or in its interpretation will not adversely affect its business.

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

     NOT APPLICABLE.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will appear under the "Election of Directors," "Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-KSB.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item will appear under the captions "Directors and Executive Officers--Compensation of Directors," "Directors and Executive Officers--Executive Compensation," "Report of the Compensation Committee on Executive Compensation", "Directors and Executive Officers--Stock Option Grants," "Directors and Executive Officers--Option Exercises and Holdings," "Directors and Executive Officers--Compensation Committee Interlocks and Insider Participation." and "Performance Graph" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to those portions of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in amendment to this report filed with the Commission on Form 10-KSB.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear under the captions "Outstanding Securities and Voting Rights" and "Security Ownership of Principal Shareholders and Management" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-KSB.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-KSB.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents have been filed as part of this report:

1.   FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
     Reports of Independent Public Accountants ........................................................   46

     Consolidated Balance Sheets at December 31, 1998 and 1997 ........................................   47

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996 ......   48

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
         1998, 1997 and 1996 ..........................................................................   49

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 .......   50

     Notes to Consolidated Financial Statements for the three years ended December 31, 1998 ...........   51

2.   FINANCIAL STATEMENT SCHEDULES

     None.

     (b) Reports on Form 8-K

         Filed November 6, 1998 relating to Item 9

     (c) Exhibits

     See Index to Exhibits on page E-1 of this Report on Form 10-KSB

     (d) See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NATIONAL MERCANTILE BANCORP
                                         (Registrant)


                                         By   /s/     SCOTT A. MONTGOMERY
                                           -------------------------------------
                                                      Scott A. Montgomery
                                                    Chief Executive Officer

                                         By   /s/      JOSEPH W. KILEY III
                                           -------------------------------------
                                                       Joseph W. Kiley III
                                                    Chief Financial Officer

Date: March 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                             TITLE                         DATE
               ---------                             -----                         ----
/s/        ROBERT E. GIPSON
-----------------------------------------
           Robert E. Gipson                   Chairman of the Board           March 24, 1999

/s/        ROBERT E. THOMSON
-----------------------------------------
           Robert E. Thomson                  Vice Chair                      March 24, 1999

/s/        DONALD E. BENSON
-----------------------------------------
           Donald E. Benson                   Director                        March 24, 1999

/s/        JOSEPH N. COHEN
-----------------------------------------
           Joseph N. Cohen                    Director                        March 24, 1999

/s/          ALAN GRAHM
-----------------------------------------
             Alan Grahm                       Director                        March 24, 1999

/s/    ANTOINETTE HUBENETTE, M.D.
-----------------------------------------
       Antoinette Hubenette, M.D.             Director                        March 24, 1999

/s/      JOSEPH W. KILEY III
-----------------------------------------
         Joseph W. Kiley III                  Director and Chief              March 24, 1999
                                              Financial Officer

/s/     SCOTT A. MONTGOMERY
-----------------------------------------
        Scott A. Montgomery                   Director and Chief              March 24, 1999



                                              Executive Officer


/s/       DION G. MORROW
-----------------------------------------
          Dion G. Morrow                      Director                        March 24, 1999

/s/      CARL R. TERZIAN
-----------------------------------------
         Carl R. Terzian                      Director                        March 24, 1999


                   REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of National Mercantile Bancorp and Subsidiary:

We have audited the accompanying consolidated balance sheet of National Mercantile Bancorp (a California corporation) and subsidiary (the "Company") as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mercantile Bancorp and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP
Los Angeles, California
January 15, 1999

To the Board of Directors
National Mercantile Bancorp
Los Angeles, California

     We have audited the accompanying consolidated balance sheet of National Mercantile Bancorp and subsidiary (the "Company") as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mercantile Bancorp and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Los Angeles, California

January 23, 1998

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                                 DECEMBER 31,
                                                                                       --------------------------------
                                                                                            1998             1997
                                                                                       ---------------  ---------------
                                                                                             (DOLLARS IN THOUSANDS)
    ASSETS
    Cash and due from banks-demand...............................................     $         5,405  $         4,186
    Federal funds sold and securities purchased
        under agreements to resell...............................................               6,800           11,900
                                                                                       ---------------  ---------------
           Cash and cash equivalents.............................................              12,205           16,086
    Interest-bearing deposits with other financial institutions..................                   -              250
    Securities available-for-sale, at fair value;
        aggregate amortized cost of $70,247 and
        $25,794 at December 31, 1998 and 1997, respectively......................              70,458           25,832
    Securities held-to-maturity, at amortized cost;
        aggregate market value of $14,010 at
        December 31, 1997........................................................                   -           14,000
    FRB and other stock, at cost.................................................               1,391              646
    Loans receivable.............................................................              56,972           61,252
        Allowance for credit losses..............................................              (2,144)          (2,023)
                                                                                       ---------------  ---------------
           Net loans receivable..................................................              54,828           59,229
    Premises and equipment, net..................................................                 726              785
    Other real estate owned, net.................................................                 593              777
    Accrued interest receivable and other assets.................................               1,422            1,800
                                                                                       ---------------  ---------------
           Total assets..........................................................      $      141,623   $       119,405
                                                                                       ---------------  ---------------
                                                                                       ---------------  ---------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits:
        Noninterest-bearing demand...............................................     $        47,375  $        35,399
        Interest-bearing demand..................................................               6,835            7,431
        Money market.............................................................              21,652           19,646
        Savings..................................................................               2,063            3,524
        Time certificates of deposit:
           $100,000 or more......................................................              14,966           12,402
           Under $100,000........................................................              14,081           18,986
                                                                                       ---------------  ---------------
                Total deposits...................................................             106,972           97,388
    Federal funds purchased and securities sold
        under agreements to repurchase...........................................               1,000            5,050
    Other borrowings.............................................................              19,300            3,500
    Accrued interest payable and other liabilities...............................               1,093            1,027
                                                                                       ---------------  ---------------
           Total liabilities.....................................................             128,365          106,965
    Shareholders' equity:
        Preferred stock: (10,000 shares undesignated)
           Series A non-cumulative convertible perpetual preferred stock;
           authorized 990,000 shares; issued and outstanding 900,000 shares......               7,350            7,350
        Common stock, no par value; authorized 10,000,000
           shares; issued and outstanding 677,048 shares and 677,144 shares
           at December 31, 1998 and 1997, respectively...........................              24,613           24,613
        Accumulated deficit......................................................             (18,916)         (19,561)
        Accumulated other comprehensive income...................................                 211               38
                                                                                       ---------------  ---------------
           Total shareholders' equity............................................              13,258           12,440
                                                                                       ---------------  ---------------
           Total liabilities and shareholders' equity............................     $       141,623  $       119,405
                                                                                       ---------------  ---------------
                                                                                       ---------------  ---------------

See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                        1998          1997          1996
                                                                    ------------  ------------  ------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
   Interest income:                                                $
    Loans, including fees.........................................        5,937  $      5,947  $      6,743
    Securities held-to-maturity...................................          134         1,194            62
    Securities available-for-sale.................................        3,215           746           928
    Federal funds sold and securities purchased under
      agreements to resell........................................          782           710         1,024
    Interest-bearing deposits with other financial institutions...           13             3             -
                                                                    ------------  ------------  ------------
       Total interest income......................................       10,081         8,600         8,757
   Interest expense:
    Interest-bearing demand.......................................           95            90            76
    Money market and savings......................................          846           634           634
    Time certificates of deposit:
      $100,000 or more............................................          788           464           419
      Under $100,000..............................................        1,104         1,568         1,925
                                                                    ------------  ------------  ------------
       Total interest expense on deposits.........................        2,833         2,756         3,054
    Federal funds purchased and securities sold under agreements
       to repurchase..............................................          135            93            25
    Other borrowings..............................................          517             7             -
                                                                    ------------  ------------  ------------
       Total interest expense.....................................        3,485         2,856         3,079
                                                                    ------------  ------------  ------------
       Net interest income before provision for credit losses.....        6,596         5,744         5,678
   Provision for credit losses....................................            -             -             -
                                                                    ------------  ------------  ------------
    Net interest income after provision for credit losses.........        6,596         5,744         5,678
   Other operating income (losses):
    Net gain (loss) on sale of securities available-for-sale......           39           (37)           (3)
    International services........................................           84           128           124
    Investment division...........................................           43            18            73
    Deposit-related and other customer services...................          621           377           308
    Gain on sale of other real estate owned and fixed assets......           68             -             -
                                                                    ------------  ------------  ------------
       Total other operating income...............................          855           486           502
   Other operating expenses:
    Salaries and related benefits.................................        3,168         2,887         2,718
    Net occupancy.................................................          903           806           793
    Furniture and equipment.......................................          287           200           298
    Printing and communications...................................          231           229           211
    Insurance and regulatory assessments..........................          304           516           629
    Customer services.............................................          797           537           607
    Computer data processing......................................          264           292           359
    Legal settlement..............................................            -             -         1,000
    Legal services................................................          146           172           503
    Other professional services...................................          300           225           640
    Other real estate owned expenses..............................          141            21            39
    Promotion and other expenses..................................          257           213           206
                                                                    ------------  ------------  ------------
       Total other operating expenses.............................        6,798         6,098         8,003
                                                                    ------------  ------------  ------------
    Net income (loss) before income tax provision (benefit).......          653           132        (1,823)
   Income tax provision (benefit)................................. $          8             -          (579)
                                                                    ------------  ------------  ------------
    Net income (loss).............................................          645  $        132  $     (1,244)
                                                                    ------------  ------------  ------------
                                                                    ------------  ------------  ------------
    Earnings (loss) per share:                                     $
      Basic.......................................................         0.95  $       0.20  $      (1.84)
                                                                    ------------  ------------  ------------
                                                                    ------------  ------------  ------------
      Diluted.....................................................        .0.25          0.08  $      (1.84)
                                                                    ------------  ------------  ------------
                                                                    ------------  ------------  ------------


See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                        ACCUMULATED
                                     PREFERRED STOCK              COMMON STOCK                             OTHER
                               --------------------------  ---------------------------   ACCUMULATED   COMPREHENSIVE
                                  SHARES        AMOUNT         SHARES         AMOUNT        DEFICIT        INCOME         TOTAL
                               ------------  ------------  -------------   -----------   ------------  -------------  -------------
                                                         (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 1, 1996....          -    $         -       3,078,146   $    24,614   $    (18,449) $       (154)  $      6,011
   Comprehensive income:
     Other comprehensive
       income:
     Unrealized holding gain
       during the period......                                                                                   75             75
     Add: Reclassification
       adjustment for losses
       included in net income.                                                                                    3              3
   Net loss...................                                                                 (1,244)                      (1,244)
                                                                                                                     -------------
       Comprehensive income...                                                                                              (1,166)
                               ------------  ------------  -------------   -----------   ------------  ------------- -------------
Balance at December 31, 1996..          -               -      3,078,146        24,614        (19,693)          (76)         4,845
   9.09 to 1 reverse stock
     split effective June 20,
     1997.....................                                (2,739,516)
   Return of fractional
     common shares due to
     reverse stock split......                                       (58)           (1)                                         (1)
   Issuance of Series A
     Noncumulative Convertible
     Perpetual Preferred
     Stock, $10.00 stated
     value, net...............    900,000           7,350                                                                    7,350
   100 % common stock
     dividend declared on
     January 8, 1998..........                                   338,572
   Comprehensive income:
     Other comprehensive
       income:
     Unrealized holding gain
       during the period......                                                                                   77             77
     Add: Reclassification
           adjustment for
           losses included in
           net income.........                                                                                   37             37
   Net income.................                                                                    132                          132
                                                                                                                      -------------
       Comprehensive income...                                                                                                 246
                               ------------  ------------  -------------   -----------   ------------  -------------  -------------
Balance at December 31, 1997..    900,000           7,350        677,144        24,613        (19,561)           38         12,440
   Return of fractional
     common shares due to
     reverse stock split......                                       (96)            -                                           -
   Comprehensive income:
     Other comprehensive
       income:
     Unrealized holding gain
       during the period......                                                                                  212            212
     Less: Reclassification
       adjustment for gain
       included in net income.                                                                                  (39)           (39)
   Net income.................                                                                   645                           645
                                                                                                                      -------------
       Comprehensive income...                                                                                                 818
                               ------------  ------------  -------------   -----------   ------------  -------------  -------------
Balance at December 31, 1998..    900,000    $      7,350       677,048   $    24,613   $    (18,916)  $        211   $      13,258
                               ------------  ------------  -------------   -----------   ------------  -------------  -------------
                               ------------  ------------  -------------   -----------   ------------  -------------  -------------



    See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                               1998        1997         1996
                                                                            ----------  -----------  ----------
                                                                                   (DOLLARS IN THOUSANDS)
   Net cash flow from operating activities:
    Net income (loss)..................................................... $      645  $       132  $   (1,244)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
          Depreciation and amortization...................................        248          179         194
          Gain on sale of premises and equipment..........................         (9)           -           -
          Gain on sale of other real estate owned.........................        (59)           -           -
          Provision for other real estate owned...........................        100            -           -
          Net (gain) loss on sale of securities available-for-sale........        (39)          37           3
          Net amortization (accretion)of premiums (discounts) on
            securities....................................................         94          (28)         57
          Net accretion of discounts on loans purchased...................        (32)         (36)         (9)
    Decrease (increase) in accrued interest receivable and other assets...        377         (204)       (202)
    Increase (decrease) in accrued interest payable and other liabilities.         66          310        (524)
                                                                            ----------  -----------  ----------
       Net cash provided by (used in) operating activities................      1,391          390      (1,725)
   Cash flows from investing activities:
    Net decrease (increase) in interest-bearing deposits with
      other financial institutions........................................        250         (250)          -
    Purchase of securities held-to-maturity...............................          -       (6,972)    (14,395)
    Purchase of securities available-for-sale.............................    (71,359)     (26,428)     (1,000)
    Proceeds from sales of securities available-for-sale..................      6,102        3,836      10,632
    Proceeds from repayments and maturities of
      securities available-for-sale.......................................     20,004          421       6,568
    Proceeds from repayments and maturities of
      secutiries-held-to-maturity.........................................     14,000        7,400           -
    Loan originations and principal collections, net......................      4,257          164      18,638
    Purchase of other real estate owned...................................          -            -         (43)
    Proceeds from sale of other real estate owned.........................        319            -          62
    Net purchases of premises and equipment...............................       (179)         (21)        (10)
                                                                            ----------  -----------  ----------
       Net cash (used in) provided by investing activities................    (26,606)     (21,850)     20,452
   Cash flows from financing activities:
    Net increase (decrease) in demand deposits, money market and
      savings accounts....................................................     11,925        2,794      (9,938)
    Net decrease in time certificates of deposit..........................     (2,341)      (9,260)     (6,451)
    Net (decrease) increase in securities sold under agreements
      to repurchase and federal funds purchased...........................     (4,050)       5,050      (4,497)
    Net increase  in other borrowings.....................................     15,800        3,500           -
    Payment for fractional shares of common stock.........................          -           (1)          -
    Net proceeds from issuance of 900,000 shares of preferred stock.......          -        7,350           -
                                                                            ----------  -----------  ----------
       Net cash provided by (used in) financing activities................     21,334        9,433     (20,886)
                                                                            ----------  -----------  ----------
   Net decrease in cash and cash equivalents..............................     (3,881)     (12,027)     (2,159)
   Cash and cash equivalents, January 1...................................     16,086       28,113      30,272
                                                                            ----------  -----------  ----------
   Cash and cash equivalents, December 31.................................  $  12,205  $    16,086  $   28,113
                                                                            ----------  -----------  ----------
                                                                            ----------  -----------  ----------

See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of National Mercantile Bancorp (the "Company") and of its wholly owned subsidiary Mercantile National Bank (the "Bank") conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during reported periods.

     The Company, through the Bank, engages in commercial banking in the Los Angeles area serving niche markets represented by professional, business and entertainment borrowers, and associated individuals with commercial banking and personal banking needs.

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and the Bank. All intercompany transactions and balances have been eliminated. The Bank is the Company's only subsidiary.

   CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, federal funds sold and securities purchased under agreements to resell.

   SECURITIES

     Securities held-to-maturity are carried at cost adjusted for amortization of premium and accretion of discounts, as the Company has the ability and management has the intent to hold such securities until maturity. Securities available-for-sale are carried at estimated fair value. Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income in a separate component of shareholders' equity until realized. Because the Company has net operating loss carryforwards, no tax expense (benefit) has been recorded from unrealized gains (losses). Premiums or discounts on held-to maturity and available-for-sale securities are amortized or accreted into income using the effective interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

     LOANS

     Loans are generally carried at principal amounts outstanding less unearned income. Unearned income includes deferred unamortized fees net of direct incremental loan origination costs.

     Interest income is accrued as earned. Net deferred fees are accreted into interest income using the effective interest method. Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection. Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of deferred loan fees is ceased. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

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

   ALLOWANCE FOR CREDIT LOSSES

     The provisions for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of such other factors as the Bank's loan loss experience, trends in problem loans, concentrations of credit risk, and current and expected future economic conditions (particularly Southern California), as well as the results of the Company's ongoing examination process and that of its regulators.

     The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis (three times per year), management engages an outside loan review firm to review the Bank's loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes the Bank's methodology for calculating the allowance for credit losses based on the Bank's loss histories and policies. The Bank uses a migration analysis as part of its allowance for credit losses evaluation which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Bank's portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Bank's marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

   PREMISES AND EQUIPMENT, NET

     Premises and equipment are presented at cost less accumulated amortization and depreciation. Depreciation of furniture, fixtures and equipment is determined using the straight-line method over the estimated useful lives (3 years to 5 years) of each type of asset. Leasehold improvements are amortized using the straight-line method over the term of the related leases or the service lives (10 years to 20 years) of the improvements, whichever is shorter. Gains and losses on dispositions are reflected in current operations. Maintenance and repairs are charged to other operating expenses as incurred.

   OTHER REAL ESTATE OWNED

     Other Real Estate Owned ("OREO") is comprised of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are recorded at fair value less estimated costs to sell, at the date of transfer of the property. The fair value of the OREO property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY other operating expenses in the period in which they are identified. Expenses for holding costs are changed to other operating expenses as incurred.

   INCOME TAXES

     The Company and the Bank file consolidated federal income tax return and combined state income tax returns.

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all, or some portion will not be realized. Deferred income taxes (benefit) represents the net change in deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense (benefit) for the year.

     COMPREHENSIVE INCOME

     In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is not required to be displayed separately from retained earnings and additional capital paid in the consolidated balance sheet. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997.

     The components of other comprehensive income together with total comprehensive income are reported in the consolidated statement of changes in shareholders' equity. The accumulated balance of other comprehensive income is not reported as a net amount after taxes due to the size and availability of the Company's net operating loss carry forwards.

   EARNINGS (LOSS) PER SHARE

     Beginning with year end 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which, required the computation and disclosures of two new earnings per share ("EPS") calculations, "basic" EPS and "diluted" EPS. EPS disclosures presented herein have been calculated in accordance with SFAS No. 128, and restated for comparative years.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 was 677,061, 677,202, and 677,260, respectively. The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the years ended December 31, 1998 and 1997 was 2,537,280, and 1,629,796, respectively. Loss per share computations, for 1996, exclude common share equivalents, since the effect would be to reduce the loss per share amount. All periods presented were restated to reflect the 9:09 to 1 reverse stock split effective June 20, 1997 and the 100% common stock dividend declared January 8, 1998 and paid February 13, 1998. The 100% common stock dividend was accounted for as a 2 for 1 stock split. The following table is a reconciliation of income (loss) and shares used in the computation of basic and diluted earnings per share:

                                                               NET INCOME                    PER SHARE
                                                                (LOSS)           SHARES        AMOUNT
                                                               ----------    --------------  -----------
                                                             (IN THOUSANDS)
                      FOR THE YEAR ENDED 1998:
                           Basic EPS......................... $      645            677,061   $     0.95
                                                                                             -----------
                                                                                             -----------
                           Effect of dilutive securities:
                              Options and warrants...........                        60,219
                              Convertible preferred stock....                     1,800,000
                                                               ----------    --------------
                           Diluted EPS....................... $      645          2,537,280  $      0.25
                                                               ----------    --------------  -----------
                                                               ----------    --------------  -----------
                      FOR THE YEAR ENDED 1997:
                           Basic EPS......................... $      132            677,20   $       0.20
                                                                                             -----------
                                                                                             -----------
                           Effect of dilutive securities:
                              Options and warrants...........                       40,265
                              Convertible preferred stock....                      912,329
                                                               ----------   --------------
                           Diluted EPS....................... $      132         1,629,796  $      0.08
                                                               ----------   --------------  -----------
                                                               ----------   --------------  -----------
                      FOR THE YEAR ENDED 1996:
                           Basic and diluted EPS............. $   (1,244)          677,260   $    (1.84)
                                                               ----------   --------------  -----------
                                                               ----------   --------------  -----------

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

STOCK OPTION PLANS

   Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made in 1995 and subsequent years.

   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting for standards for derivative instruments and for hedging activities. This Statement is effective for fiscal years beginning after June 15, 1999. The Company currently does not own any derivative instruments. Therefore, management does not believe that this statement will have a significant impact on the Company.

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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3--INVESTMENT SECURITIES

     The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company's investment securities held-to-maturity and available-for-sale at December 31, 1998 and 1997:

                                                             1998                                       1997
                                  ---------------------------------------------  -------------------------------------------------
                                      TOTAL     GROSS      GROSS      ESTIMATED     TOTAL        GROSS        GROSS      ESTIMATED
                                   AMORTIZED  UNREALIZED UNREALIZED    FAIR       AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                      COST      GAINS      LOSSES      VALUE        COST        GAINS       LOSSES        VALUE
                                  ----------- ---------- ----------  ----------  -----------  ----------   ----------   ----------
                                                                           (DOLLARS IN THOUSANDS)
Securities held-to-maturity:
 Other government sponsored
   agency securities.............. $      -  $      -  $        -   $        -  $    14,000  $       10   $        -   $   14,010
                                    --------  --------  ----------   ----------  -----------  ----------   ----------   ----------
                                    --------  --------  ----------   ----------  -----------  ----------   ----------   ----------
Securities available-for-sale:
 U.S. Treasury securities......... $  1,001  $      7  $        -   $    1,008  $     1,002  $        3   $        -   $    1,005
 FHLMC/FNMA-issued mortgage pass-
   through certificates...........   16,933       100           3       17,030        4,327          22            -        4,349
 Other government-sponsored
   agency securities..............        -         -           -            -       15,488          35            1       15,522
 CMO's and REMIC's issued by U.S.
   government sponsored agencies..   48,278       146          41       48,383        4,977           3           24        4,956
 Privately issued corporate bonds,
   CMO's and REMIC's securities...    4,035         2           -        4,037            -           -            -            -
                                    --------  --------  ----------   ----------  -----------  ----------   ----------   ----------
                                   $ 70,247  $    255  $       44   $   70,458  $    25,794  $       63   $       25   $   25,832
                                    --------  --------  ----------   ----------  -----------  ----------   ----------   ----------
                                    --------  --------  ----------   ----------  -----------  ----------   ----------   ----------

         Gross realized gains and losses related to investment securities were $39,000 and none, respectively, for the year ended December 31, 1998, $4,000 and $41,000, respectively, for the year ended December 31, 1997, and $24,000 and $27,000, respectively, for the year ended December 31, 1996.

         The estimated fair value and amortized cost of investment securities at December 31, 1998 by contractual maturity, are shown below:

                                                          AFTER ONE BUT       AFTER FIVE BUT
                                     WITHIN ONE YEAR    WITHIN FIVE YEARS   WITHIN TEN YEARS     AFTER TEN YEARS
                                    -----------------   -----------------   -----------------  -----------------
                                     AMOUNT    YIELD      AMOUNT   YIELD      AMOUNT    YIELD    AMOUNT   YIELD     TOTAL   YIELD
                                    --------- -------   --------- -------   ---------- ------  --------- -------  --------- ------
                                                                           (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   U.S. Treasury securities......... $  1,008   5.85%   $    -       -      $   -       -      $    -       -      $  1,008   5.85%
   FHLMC/FNMA-issued mortgage
    pass-through certificates.......      406   6.34%        146   5.81%       2,033   6.52%     14,445   6.45%      17,030   6.45%
   CMO's and REMIC's issued by
    U.S. government sponsored
    agencies........................      -       -          -       -          -       -        48,383   6.42%      48,383   6.42%
   Privately issued corporate bonds,
    CMO's and REMIC's securities....      -       -        2,037   5.41%        -       -         2,000   6.00%       4,037   5.70%
                                      --------           --------            --------           --------            --------
                                     $  1,414   5.99%   $  2,183   5.44%    $  2,033   6.52%   $ 64,828   6.41%    $ 70,458   6.38%
                                      --------           --------            --------           --------            --------
                                      --------           --------            --------           --------            --------
Amortized Cost                       $  1,409           $  2,182            $  2,012           $ 64,644            $ 70,247
                                      --------           --------            --------           --------            --------
                                      --------           --------            --------           --------            --------

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     Investment securities totaling $21.9 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 1998.

NOTE 4--LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

     The following is a summary of the major categories of loans receivable outstanding at December 31, 1998 and 1997:

                                                                                      1998        1997
                                                                                    ---------   ---------
                                                                                    (DOLLARS IN THOUSANDS)
            Commercial loans:
             Secured by one-to-four family residential properties...............   $   5,005   $   6,545
             Secured by multifamily residential properties......................       3,111       2,494
             Secured by commercial real properties..............................      20,839      22,324
             Other, secured and unsecured.......................................      24,337      21,264
            Real estate construction and land development.......................           -       3,148
            Home equity lines of credit.........................................         271         252
            Consumer installment and unsecured loans to individuals.............       3,707       5,508
                                                                                    ---------   ---------
                                                                                      57,270      61,535
             Unearned income....................................................        (298)       (283)
                                                                                    ---------   ---------
                                                                                   $  56,972   $  61,252
                                                                                    ---------   ---------
                                                                                    ---------   ---------

     At December 31, 1998 and 1997, the Company had identified impaired loans with recorded investments of $1.5 million and $6.6 million, respectively. Allowance for credit losses of $67,000 and $15,000 on loans with outstanding balances of $616,000 and $200,000, respectively, representing the differences between the value of the collateral supporting the loans and their outstanding balances, is included in the allowance for credit losses. During 1998 and 1997, the average recorded investment of impaired loans was $ 6.5 million and $6.4 million, respectively. During the years ended December 31, 1998, 1997, and 1996 interest income recognized on impaired loans was $542,000, $539,000 and $745,000 , respectively.

     In the normal course of business, the Bank may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The outstanding principal balance of these loans was $1.1 million at December 31, 1998 and 1997. During 1998 there were $1.1 million of advances and $1.1 million of repayments. Interest income recognized on these loans amounted to $27,000, $16,000 and $22,000 during 1998, 1997 and 1996, respectively. At December 31, 1998, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     The following is a summary of activity in the allowance for credit losses for the years ended December 31, 1998, 1997 and 1996:

                                                                   1998       1997       1996
                                                                 ---------  ---------   --------
                                                                     (DOLLARS IN THOUSANDS)
         Balance, beginning of year..........................   $   2,023  $   2,969   $  3,805
         Provision for credit losses.........................           -          -          -
         Loans charged off...................................        (407)    (1,315)    (1,300)
         Recoveries of loans previously charged off..........         528        369        464
                                                                 ---------  ---------   --------
         Balance, end of year................................   $   2,144  $   2,023   $  2,969
                                                                 ---------  ---------   --------
                                                                 ---------  ---------   --------

     The following is a summary of nonperforming loans at December 31, 1998 and 1997, respectively.

                                                          1998       1997
                                                        ---------  ---------
                                                       (DOLLARS IN THOUSANDS)
Nonaccrual loans.....................................  $   1,505  $   1,201
Troubled debt restructurings.........................          -      5,422
Loans contractually past due ninety or more days
   with respect to either principal or interest
   and still accruing interest.......................          -          -
                                                        ---------  ---------
                                                       $   1,505  $   6,623
                                                        ---------  ---------
                                                        ---------  ---------

     Interest foregone on nonperforming loans outstanding at December 31, 1998, 1997 and 1996 was $162,000, $177,000 and $171,000, respectively.
Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

     The ability of the Company's borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company's market area. At December 31, 1998, loans aggregating $29.2 million were collateralized by liens on residential and commercial real properties. While the Company's loan portfolio is generally diversified with regard to the industries represented, at December 31, 1998, the Company's loans to businesses and individuals engaged in entertainment industry-related activities amounted to $12.1 million, none of which are collateralized by real property.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 5--PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

     The following is a summary of the major components of premises and equipment at December 31, 1998 and 1997.

                                                                      1998         1997
                                                                    ---------    ---------
                                                                    (DOLLARS IN THOUSANDS)
             Leasehold improvements.............................   $   1,680    $   1,680
             Furniture, fixtures and equipment..................       3,262        3,229
                                                                    ---------    ---------
                                                                       4,942        4,909
             Less accumulated amortization and depreciation.....      (4,216)      (4,124)
                                                                    ---------    ---------
                                                                   $     726    $     785
                                                                    ---------    ---------
                                                                    ---------    ---------

         Depreciation and amortization expense was $248,000 in 1998, $179,000 in 1997 and $194,000 in 1996. Net rental payments on operating leases included in net occupancy expense in the Consolidated Statements of Operations were $722,000 in 1998, $650,000 in 1997 and $652,000 in 1996.

     The Bank leases approximately 24,000 square feet in an office building at 1840 Century Park East, Los Angeles, California. The effective rent under this lease is $2.33 per square feet or $55,666 per month for the period November 1, 1995 to October 31, 2000. The effective rent for the period November 1, 2000 to October 31, 2004 will be $2.83 per square foot or $67,607 per month. The rent is subject to annual adjustments for changes in property taxes and operating costs.

     In connection with the lease, the Bank issued the landlord a warrant to purchase up to 9.9% of the outstanding shares of capital stock of the Company at December 31, 1997. The exercise price of the warrant is currently $5.00 per share of Common Stock and $10.00 per share of Series A Preferred. The warrant expires on December 31, 2002. The Company also granted the landlord registration rights with respect to capital stock purchased by the landlord (or its assignee) pursuant to the Warrant.

     The future net minimum annual rental commitments at December 31, 1998 are summarized below.

                                                                   (DOLLARS IN
                                                                    THOUSANDS)
                                                                  --------------
                FOR THE YEAR ENDING DECEMBER 31,
                1999...........................................   $         720
                2000...........................................             744
                2001...........................................             863
                2002...........................................             823
                2003 and thereafter............................           1,499
                                                                   -------------
                                                                  $       4,649
                                                                   -------------
                                                                   -------------

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 6--INCOME TAXES

     A current federal and state income tax provision of $8,000 was recognized during 1998 primarily due to alternative minimum tax ("AMT") that could not be offset by net operating loss carryforwards ("NOL"). No income tax provision was recorded during 1997 due to the utilization of previously unrecognized tax benefits to offset the current period tax liability. During the year ended December 31, 1996 the Company recognized a tax benefit for federal income tax purposes of approximately $579,000 (including $43,000 of interest) related to a refund of prior year taxes from the carryback of a portion of the NOL's for which tax benefit had not previously been recognized.

     A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 1998 and 35% for 1997 and 1996 to the income (loss) before tax benefits and the effective tax rate follows:

                                                                          1998                  1997                  1996
                                                                -------------------  ----------------------- -----------------
                                                                                     (DOLLARS IN THOUSANDS)
   Tax provision (benefit) at statuory rate..................     $  222        34.0%  $    46        35.0%  $  (638)   (35.0%)
   Increase (reduction) in taxes resulting from:

    Tax-exempt income on state municipal securities and loans...     -                     -                    -
    Valuation allowance on deferred tax asset...................    (202)       (30.9)     (47)       (35.6)    -
    Other, net..................................................     (12)        (1.9)       1          0.6      59       3.0
                                                                   ------  -----------  -------   ----------  ------  --------
                                                                  $    8         1.2%  $   -            -    $  (579)   (32.0%)
                                                                   ------  -----------  -------   ----------  ------  --------
                                                                   ------  -----------  -------   ----------  ------  --------

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     The major components of the net deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                                                1998        1997
                                                                            -----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
   Deferred tax assets:
    Net operating losses...........................................        $     7,925  $    9,013
    OREO reserves..................................................                427         448
    Accrued expenses...............................................                273         222
    Alternative minimum tax credits................................                239         218
    Bad debt expense...............................................                 74         230
    Nonaccrual interest............................................                 71          36
    State taxes....................................................                  1           1
    Loan Fees......................................................                 74          61
    Other..........................................................                  3          19
                                                                            -----------  ----------
    Total deferred tax assets......................................              9,087      10,248
                                                                            -----------  ----------

   Deferred tax liabilities:
    Depreciation...................................................                 43          58
                                                                            -----------------------
    Total deferred tax liabilities.................................                 43          58
                                                                            -----------------------
   Net deferred tax asset..........................................              9,044      10,190
   Valuation allowance.............................................             (9,044)    (10,190)
                                                                            -----------  ----------
   Deferred tax asset, net of valuation allowance..................        $         -  $        -
                                                                            -----------  ----------
                                                                            -----------  ----------

     A valuation allowance has been placed against 100% of the net deferred tax asset due to the uncertainty as to its ultimate realization.

     For tax purposes at December 31, 1998, the Company had (i) federal NOL's of $21.2 million, which begin to expire in 2007, (ii) California NOL's of $9.8 million, of which $5.0 million will expire in 1999, $3.2 million will expire in 2000, $1.3 million will expire in 2001, and $300,000 will expire in 2002; and (iii) an AMT credit at December 31, 1998 of $230,000 which may be carried forward indefinitely.

NOTE 7--BENEFIT PLANS

     STOCK INCENTIVE PLANS. At December 31, 1998, the Company had in effect three stock incentive plans. Under one or more of the plans, the Company could grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation non-qualified options, incentive options, sales and bonuses of common stock and stock appreciation rights. Generally, awards under these plans may be granted by the Board of Directors or a committee of the Board of Directors on such terms and conditions as the Board or committee determines. However, the exercise price of options granted to non-employee directors may not be less than the fair market value of the common stock on the date of grant.

     At December 31, 1998, the only outstanding awards under the three stock incentive plans in effect were stock options and a tandem stock appreciation right with one of the options covering 16,500 shares of common stock. In addition, as December 31, 1998, there were outstanding options under a stock option plan that had terminated (such four stock incentive plans, the "Plans"). At December 31, 1998, 94,920 shares were available for future awards under the plans (and any shares underlying any options or other awards that expire without being exercised would also be eligible for future awards).

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     The following summarizes option grants, cancellations and exercises under the Plans for the periods indicated.

                                                                         OPTION PRICE
                                                                           RANGE PER
                                                                             SHARE
                                                                --------------------------------
               Outstanding, January 1, 1996             66,211   $ 13.64       -        $ 22.73
                Granted..........................       59,350      4.83       -           8.52
                Cancelled........................      (64,137)     6.27       -          22.73
                Exercised........................            -                 -
                                                    -----------
               Outstanding, December 31, 1996           61,424      4.83       -           8.52
                Granted..........................      111,258      5.00       -           7.96
                Cancelled........................       (6,254)     5.75       -           8.52
                Exercised........................            -                 -
                                                    -----------
               Outstanding, December 31, 1997          166,428      4.83       -           8.52
                Granted..........................      126,970      4.63       -           7.38
                Cancelled........................      (16,250)     6.00       -           7.96
                Exercised........................            -                 -
                                                    -----------
               Outstanding, December 31, 1998          277,148    $ 4.63       -         $ 8.52
                                                    -----------
                                                    -----------

     Of the outstanding options under the Plans at December 31, 1998: (i) options to purchase 187,971 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 1999--43,716; 2000--29,372; and 2001--16,089.

     The estimated per share weighted average fair value of options granted was $4.22, $3.82 and $3.09 during 1998, 1997 and 1996. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for the Plans. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Had compensation cost for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income for 1998 and 1997 would have been decreased by $91,000 and $57,000, respectively, and the Company's net loss 1996 would have been increased by $23,000. Basic and diluted earnings per share would have decreased by $.13 and $.04 for 1998, respectively, and $.08 and $.04 for 1997, respectively. Basic and diluted loss per share would have increased by $.03 for 1996.

     The fair values of options granted under the Plans during 1996 and thereafter were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
1998 - no dividend yield, expected volatility of 74%, risk-free interest rate of 4.65%, and an expected life of 10 years; 1997 - no dividend yield, expected volatility of 73%, risk-free interest rate of 5.74%, and an expected life of 10 years; 1996 - no dividend yield, expected volatility of 81%, risk-free interest rate of 6.3% and an expected life of 10 years.

     DEFINED CONTRIBUTION RETIREMENT PLAN. The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, employee contributions were partially matched by the Company through August 31, 1995. The plan currently remains in force for employee contributions only. Should the Company elect to match participant contributions, such matching becomes vested when the employee reaches three years of service.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 8 - BORROWED FUNDS

The following summarizes borrowed funds and weighted average rates.

                                                1998                               1997                             1996
                                 ----------------------------------- ------------------------------- ------------------------------
                                 BALANCES AT   AVERAGE     AVERAGE   BALANCES AT  AVERAGE   AVERAGE  BALANCES AT   AVERAGE  AVERAGE
                                  YEAR-END     BALANCE       RATE     YEAR-END    BALANCE     RATE     YEAR-END    BALANCE    RATE
                                 -----------  ----------- ---------- ----------- ---------- -------- -----------  --------- -------
                                                                             (DOLLARS IN THOUSANDS)

Federal funds purchased and  securities sold under repurchase
 agreements......................  $   1,000  $     2,279     5.92%  $  5,050    $ 1,637      5.68%           -   $   1,140   2.19%
Other borrowings.................     19,300        9,276     5.57%     3,500        143      4.89%           -           -      -

     The maximum amount of federal funds purchased and securities sold with agreements to repurchase at any month end was $4.0 million, $5.0 million and $1.5 million during 1998, 1997 and 1996, respectively. The average amount of federal funds purchased and securities sold under agreement to repurchase was $2.3 million, $1.6 million and $1.1million during 1998, 1997 and 1996, respectively.

     Other borrowings are primarily comprised of Federal Home Loan Bank ("FHLB") advances. At December 31, 1998 FHLB advances included $1.3 million maturing in January 1999, with a weighted average fixed rate of 4.96%, $3.5 million maturing June 1999 with a fixed rate of 4.99%, and $6.5 million maturing October 2000 and $8.0 million maturing July 2001 with a variable rate of 5.1% based on the London Inter Bank Offering Rate ("LIBOR") index. The maximum amount of other borrowings outstanding at any month-end was $19.3 million and $3.5 million during 1998 and 1997, respectively. The Bank did not utilize other borrowings during 1996.

     The Bank had $15.8 million and $18.5 million of unused borrowing capacity from the FHLB at December 31, 1998 and 1997, respectively.


NOTE 9--AVAILABILITY OF FUNDS FROM BANK;  RESTRICTIONS ON CASH BALANCES; CAPITAL

     The Company is a legal entity separate and distinct from the Bank. At present, substantially all of the Company's revenues come from interest earned on deposits, investments and loans. Management believes the Company's cash balance plus interest revenues, on a separate-entity basis, are adequate to cover its modest level of operating expenses.

     The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank's net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus. As a result of these limitations and net losses incurred by the Bank in 1996, the Bank could not have declared dividends to the Company at December 31, 1998 without the prior approval of the OCC.

     The OCC also has authority to prohibit the Bank from engaging in activities that the OCC regards as unsafe or unsound in conducting its business. It is possible that, depending upon the financial condition of the Bank and other factors, the OCC could assert that the payment of dividends or other payments is, under some circumstances, considered to be an unsafe or unsound practice. Further, future cash dividends by the Bank to the Company will depend upon management's assessment of the Bank's future capital requirements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

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

     Federal Reserve Board regulations require the Bank to maintain certain minimum certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1998 and 1997 the average reserve balances for the Bank were approximately $758,000 and $667,000, respectively. Neither the Company nor the Bank is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

       The Company and the Bank are subject to various capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1998, the Company and Bank meet all capital adequacy requirements to which it is subject.

     At December 31, 1998 and 1997, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well as capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification which management believes have changed the Bank's category.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     The Company's actual amounts and ratios are presented in the table:

                                                                                                         TO BE CATEGORIZED
                                                                                                              AS WELL
                                                                                                         CAPITALIZED UNDER
                                                                                   FOR CAPITAL           PROMPT CORRECTIVE
                                                            ACTUAL              ADEQUACY PURPOSES              ACTION
                                                    -----------------------  ------------------------  -----------------------
                                                     AMOUNT        RATIO       AMOUNT       RATIO       AMOUNT        RATIO
                                                    ----------   ----------  -----------  -----------  ----------   ----------
                                                                              (DOLLARS IN THOUSANDS)
    As of December 31, 1998
    Total Capital to Risk Weighted Assets
      Company..................................    $   14,001       18.65%  $     6,004   >=8.0%          n/a
      Bank.....................................        10,646       14.75%        5,775   >=8.0%      $    7,219    >=10.0%
    Tier 1 Capital to Risk Weighted Assets
      Company..................................        13,048       17.38%        3,002   >=4.0%          n/a
      Bank.....................................         9,728       13.48%        2,888   >=4.0%           4,331    >=6.0%
    Tier 1 Capital to Average Assets
      Company..................................        13,048        8.78%        5,945   >=4.0%          n/a
      Bank.....................................         9,728        6.69%        5,819   >=4.0%           7,274    >=5.0%
    As of December 31, 1997
    Total Capital to Risk Weighted Assets
      Company..................................        13,329       18.25%        5,844   >=8.0%          n/a
      Bank.....................................         8,296       11.63%        5,705   >=8.0%           7,132    >=10.0%
    Tier 1 Capital to Risk Weighted Assets
      Company..................................        12,402       16.98%        2,922   >=4.0%          n/a
      Bank.....................................         7,390       10.36%        2,853   >=4.0%           4,279    >=6.0%
    Tier 1 Capital to Average Assets
      Company..................................        12,402       10.43%        4,756   >=4.0%          n/a
      Bank.....................................         7,390        6.48%        4,559   >=4.0%           5,699    >=5.0%

NOTE 10--COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated statement of financial condition.

     Exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as is does for on-balance sheet instruments.

     The Company had outstanding loan commitments aggregating $11.6 million and $9.4 million in December 31, 1998 and 1997, respectively. In addition, the Company had $652,000 and $600,000 outstanding letters of credit at December 31, 1998 and 1997, respectively. Substantially all of the Company's loan commitments at December 31, 1998 for commercial loans with variable interest rates.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     Loan commitments are agreements to lend to a customer subject to certain conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The Company is from time to time is party to lawsuits, which arise in the normal course of business. The Company does not believe that any pending lawsuits at December 31, 1998 will have a material adverse effect on the financial position of the Company.

     In February 1995, counterclaims were filed against the Bank in an action commenced by British & Commonwealth Merchant Bank ("BCMB"), as agent for itself and the Bank, in England against Lloyd's Underwriters and certain other parties (collectively, "Lloyd's"). The Bank reached an agreement with Lloyd's for the settlement of the Bank's claim against Lloyd's and Lloyd's counterclaims against the Bank. During 1996, the Bank entered into the settlement not as a result of the Bank's conclusions as to the merits of Lloyd's counterclaims against the Bank, but solely as a matter of resolving those counterclaims in connection with the Bank's effort to recapitalize. The agreement provided that BCMB will release the Bank from any claim that BCMB might have against the Bank should BCMB suffer loss in connection with Lloyd's counterclaims against BCMB in continuing litigation. Prior to December 31, 1996, the Company made a single payment of approximately $1.0 million as full settlement of this matter.

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

     The following information supplements the statements of cash flows:

                                                                            1998        1997        1996
                                                                          --------    --------    --------
                                                                               (DOLLARS IN THOUSANDS)
                 Interest paid.........................................  $    3,459  $    2,825  $    3,147
                 Income tax refund.....................................           -           -         579
                 Non-Cash Investing and Financing Transactions:
                     Unrealized gain on securities available-for-sale..         173         114          78
                 Transfers to OREO from loans receivable, net..........         176         221           -

NOTE 12--DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

     CASH, CASH EQUIVALENTS AND INTEREST-BEARING DEPOSITS: For those short-term investments, the carrying amount is a reasonable estimation of fair value.

     SECURITIES: For securities classified as, held-to-maturity and available-for-sale, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     LOANS: Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans the Company concluded the allowance for credit losses represented a reasonable estimate of credit risk component of the fair value at December 31, 1998 and 1997.

     DEPOSITS: The fair value of demand and interest checking, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

     BORROWED FUNDS: The carrying value for this relatively short-term debt is a reasonable approximation of its fair value. Borrowings with maturities greater than one year bear interest at variable rates.

     The estimated fair values of financial instruments are presented below.

                                                                       DECEMBER 31, 1998          DECEMBER 31, 1997
                                                                    ------------------------   ------------------------
                                                                     CARRYING        FAIR      CARRYING        FAIR
                                                                      AMOUNT        VALUE       AMOUNT         VALUE
                                                                    -----------    ---------   ----------    ----------
                                                                                  (DOLLARS IN THOUSANDS)
                 Financial Assets:
                     Cash, cash equivalents and deposit with
                       other financial institutions................ $   12,205    $  12,205   $   16,336    $   16,336
                     Securities available-for-sale.................     70,458       70,458       25,832        25,832
                     Securities held-to-maturity...................          -            -       14,000        14,010
                     Loans, net of allowance for credit losses.....     54,828       54,866       59,229        59,478
                 Financial Liabilities:
                     Demand deposits, money market and savings.....     77,925       77,925       66,000        66,000
                     Time certificates of deposit..................     29,047       29,355       31,388        31,938
                     Federal funds purchased and securities sold
                       under agreements to repurchase..............      1,000        1,000        5,050         5,050
                     Other borrowings..............................     19,300       19,300        3,500         3,500

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 13--PARENT COMPANY INFORMATION

     The following financial information presents the statements of condition of the Company on a parent-only basis as of December 31, 1998 and 1997, and the related statements of operations and cash flows for each of the years in the three-year period ended December 31, 1998.


              STATEMENTS OF CONDITION

                                                                               DECEMBER 31,
                                                                          -----------------------
                                                                            1998         1997
                                                                          ----------   ----------
                                                                          (DOLLARS IN THOUSANDS)
              Cash with Bank........................................     $       98   $       29
              Federal Funds.........................................            300        1,900
              Securities held-to-maturity...........................              -        2,000
              Loan receivable.......................................          2,906        1,036
              Investment in the Bank................................          9,939        7,428
              Other assets..........................................             15           47
                                                                          ----------   ----------
                  Total assets......................................     $   13,258   $   12,440
                                                                          ----------   ----------
                                                                          ----------   ----------

              Liabilities...........................................     $        -   $        -
              Shareholders' equity:
                Preferred stock.....................................          7,350        7,350
                Common stock........................................         24,613       24,613
                Accumulated deficit.................................        (18,916)     (19,561)
                Accumulated other comprehensive income..............            211           38
                                                                          ----------   ----------
                Total shareholders' equity..........................         13,258       12,440
                                                                          ----------   ----------
                  Total liabilities and shareholder's equity........     $   13,258   $   12,440
                                                                          ----------   ----------
                                                                          ----------   ----------

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

    STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                               1998        1997         1996
                                                                           -----------  ----------   ----------
                                                                                 (DOLLARS IN THOUSANDS)
    Interest income.....................................................  $       310  $      151   $        2
    Other income........................................................            -           1            -
                                                                           -----------  ----------   ----------
    Total operating income..............................................          310         152            2
    Other operating expense.............................................            3           -          145
                                                                           -----------  ----------   ----------
      Income (loss) before equity in undistributed net income
      (loss) of the Bank................................................          307         152         (143)
    Equity in undistributed net income (loss) of the Bank...............          338         (20)      (1,680)
                                                                           -----------  ----------   ----------
    Net income (loss)  before income tax benefit........................          645         132       (1,823)
    Income tax benefit..................................................            -           -         (579)
                                                                           -----------  ----------   ----------
    Net income (loss)...................................................  $       645  $      132   $   (1,244)
                                                                           -----------  ----------   ----------
                                                                           -----------  ----------   ----------



    STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                               1998        1997         1996
                                                                           -----------  ----------   ----------
                                                                                 (DOLLARS IN THOUSANDS)
    Cash flows from operating activities:
      Net income (loss)..............................................     $       645  $      132   $   (1,244)
        Adjustment to reconcile net income (loss) to net cash
           provided by (used in) operating activities.:
        Equity in undistributed net (income) loss of the Bank, net...            (338)         20        1,680
        Other, net...................................................              32         (47)           -
                                                                           -----------  ----------   ----------
                                                                                  339         105          436
    Cash flows from investing activities:
      Investment in Bank.............................................          (2,000)     (2,500)        (434)
      Purchase of securities held-to maturity........................               -      (2,000)           -
      Proceeds of matured securities held-to maturity................           2,000
      Purchase of loans participated.................................          (1,870)     (1,036)           -
                                                                           -----------  ----------   ----------
        Net cash used in investing activities........................          (1,870)     (5,536)        (434)
    Cash flows from financing activities:
      Net proceeds from issuance of Preferred Stock..................               -       7,350            -
      Other, net.....................................................               -          (1)           -
                                                                           -----------  ----------   ----------
        Net cash provided by financing activities....................               -       7,349            -
                                                                           -----------  ----------   ----------
    Net (decrease) increase in cash and cash equivalents.............          (1,531)      1,918            2
    Cash and cash equivalents, beginning of the year.................           1,929          11            9
                                                                           -----------  ----------   ----------
    Cash and cash equivalents, end of the year.......................     $       398  $    1,929   $       11
                                                                           -----------  ----------   ----------
                                                                           -----------  ----------   ----------

                                INDEX TO EXHIBITS

EXHIBIT
  NO.
-------
 3.1    Amended and Restated Articles of Incorporation, dated June 20, 1997 (1)

 3.2    Bylaws of the Company, as amended, restated as of December 18, 1992 (2)

10.1    Employment Agreement and Addendum dated June 21, 1996 between Mercantile
        National Bank and Scott A. Montgomery (3)

10.2    Amendment No. 2 to Employment Agreement dated December 20, 1996 between
        Mercantile National Bank and Scott A. Montgomery (1)

10.3    Letter Agreement dated June 5, 1996 between Mercantile National Bank and
        Carol A. Ward (3)

10.4 Letter Agreement dated July 17, 1996 between Mercantile National Bank and Joseph W. Kiley III (4)

10.5    Form of Indemnity Agreement between the Company and its directors (5)

10.6 First Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank (2)

10.7 Second Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank for space at 1840 Century Park East, Los
        Angeles, California, as amended by Amendment to Second Floor Lease dated as of June 7, 1986, and as amended by Second Amendment to Second Floor
        Lease dated as of December 18, 1992 between California State Teachers'
        Retirement System and Mercantile National Bank (2)

10.8    Lease Restructure Agreement dated December 31, 1995 by and between
        California State Teachers' Retirement System and Mercantile National
        Bank (6)

10.9    Warrant Agreement dated December 31, 1995 by and between the Company and
        California State Teachers' Retirement System (6)

10.10   Registration Rights Agreement dated December 31, 1995 by and between the
        Company and California State Teachers' Retirement System (6)

10.11   Warrant Agreement dated April 30, 1996 between the Company and U.S.
        Stock Transfer Corporation (3)

10.12   National Mercantile Bancorp 1983 Stock Option Plan, as amended
        March 22, 1991 (7)

10.13   Form of Stock Option Agreement under the 1983 Stock Option Plan (2)

10.14   National Mercantile Bancorp 1990 Stock Option Plan (8)

10.15   Form of Stock Option Agreement under the 1990 Stock Option Plan (2)

10.16   National Mercantile Bancorp 1994 Stock Option Plan (9)

10.17   Form of Stock Option Agreement under the 1994 Stock Option Plan (10)

10.18   National Mercantile Bancorp 1996 Stock Incentive Plan (11)

10.19   National Mercantile Bancorp amended 1996 Stock Incentive Plan (12)

10.20   Form of Stock Option Agreement under the 1996 Stock Incentive Plan (11)


10.21   Registration Rights Agreement between the Company and Conrad Company (13)

10.22   Registration Rights Agreement between the Company and Wildwood
        Enterprises Inc. Profit Sharing Plan and Trust (13)

10.23   Bank Service Agreement dated April 21, 1997 between RH Investment
        Corporation and Mercantile National Bank (1)

10.24   Investment Management Agreement dated December 1, 1997 between
        Mercantile National Bank and Windsor Financial Group, Inc (1)

11.     Statement regarding computation of per share earnings (see "Note
        1--Summary of Significant Accounting Policies--Earnings (Loss) Per
        Share"--of the "Notes to the Consolidated Financial Statements" in
        "Item 8.  Financial Statements" in this Annual Report on Form 10-KSB)

21.     Subsidiaries of the Registrant

23.     Consent of Deloitte & Touche LLP, Independent Auditors

27.     Financial Data Schedule

---------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(5) Filed as an exhibit to Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Proxy Statement dated May 24, 1990 and incorporated herein by reference.
(9)  Filed as an exhibit to the Company's Proxy Statement dated April 18, 1994
(10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated August 7, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.
(13) Filed as an exhibit to the Company's Registration Statement on Form S-2 dated February 10, 1997 and amendments there to add incorporated herein by reference.