Form 10KSB/A
period 1998-12-31
NATIONAL MERCANTILE BANCORP
filed 1999-04-02
CIK 714801

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                              -----------------------
                                   FORM 10-KSB/A

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

                               1840 CENTURY PARK EAST
                              LOS ANGELES, CALIFORNIA
                      (Address of principal executive offices)
                                     95-3819685
                                  (I.R.S. Employer
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

                     THIS REPORT INCLUDES A TOTAL OF 4 PAGES
                            INDEX TO EXHIBITS ON PAGE 3


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

23. Consents of Arthur Andersen LLP and Deloitte & Touche LLP, Independent Auditors

27.    Financial Data Schedule
-------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(5) Filed as an exhibit to Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Proxy Statement dated May 24, 1990 and incorporated herein by reference.
       Filed as an exhibit to the Company's Proxy Statement dated April 18,
       1994
       Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Registration Statement on Form S-8 dated August 7, 1997 and incorporated herein by reference.
(12) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1998.
(13) Filed as an exhibit to the Company's Registration Statement on Form S-2 dated February 10, 1997 and amendments there to add incorporated herein by reference.