Form 10QSB
period 1999-03-31
NATIONAL MERCANTILE BANCORP
filed 1999-05-17
CIK 714801

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1999 Commission File Number: 0-15982


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

                 YES     X     NO
                      --------     --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   The number of shares outstanding of the issuer's Common Stock, no par value, as of May 1, 1999 was 677,048.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                            March 31,
                                                                                               1999        December 31,
                                                                                           (Unaudited)         1998
                                                                                           -------------  -------------

                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks-demand..................................................        $    6,458      $    5,405
Federal funds sold and securities purchased
     under agreements to resell.................................................             6,600           6,800
                                                                                        ----------      ----------
        Cash and cash equivalents...............................................            13,058          12,205
Securities available-for-sale, at fair value;
     aggregate amortized cost of $68,435 and $70,247
     at March 31, 1999 and December 31, 1998,
     respectively...............................................................            68,639          70,458
FRB and other stock, at cost....................................................             1,693           1,391
Loans receivable................................................................            57,374          56,972
     Allowance for credit losses................................................           (2,021)         (2,144)
                                                                                        ----------      ----------
        Net loans receivable....................................................            55,353          54,828
Premises and equipment, net.....................................................               719             726
Other real estate owned, net....................................................               417             417
Accrued interest receivable and other assets....................................             1,624           1,598
                                                                                        ----------      ----------
        Total assets............................................................        $  141,503      $  141,623
                                                                                        ----------      ----------
                                                                                        ----------      ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand.................................................          $ 46,883        $  47,375
     Interest-bearing demand....................................................             6,194           6,835
     Money market...............................................................            21,474          21,652
     Savings....................................................................             1,768           2,063
     Time certificates of deposit:
        $100,000 or more........................................................            14,490          14,966
        Under $100,000..........................................................            12,379          14,081
                                                                                        ----------      ----------
           Total deposits.......................................................           103,188         106,972

Federal funds purchased and securities sold
     under agreements to repurchase.............................................                 -           1,000
Other borrowings................................................................            24,000          19,300
Accrued interest payable and other
     liabilities................................................................               988           1,093
                                                                                        ----------      ----------
        Total liabilities.......................................................           128,176         128,365
Shareholders' equity:
     Preferred stock: (10,000 shares undesignated)
        Series A non-cumulative convertible perpetual preferred stock;
        authorized 990,000 shares; issued and outstanding 900,000
        shares..................................................................             7,350           7,350
     Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 677,048 shares
        at March 31, 1999 and December 31,
        1998....................................................................            24,613          24,613
     Accumulated deficit........................................................          (18,840)        (18,916)
     Accumulated other comprehensive income.....................................               204             211
                                                                                        ----------      ----------
        Total shareholders' equity..............................................            13,327          13,258
                                                                                        ----------      ----------
        Total liabilities and shareholders' equity..............................        $  141,503      $  141,623
                                                                                        ----------      ----------
                                                                                        ----------      ----------




See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                  For the Three Months
                                                                                     ended March 31,
                                                                                  1999            1998
                                                                              -------------   -------------
                                                                               (Dollars in Thousands Except
                                                                                    Per Share Amounts)
Interest income:
  Loans, including fees................................................      $       1,317    $      1,504
  Securities held-to-maturity..........................................                  -             134
  Securities available-for-sale.........................................             1,070             524
  Federal funds sold and securities purchased under agreements to resell                42             187
  Interest-bearing deposits with other financial institutions                            -               4
                                                                              -------------   ------------
     Total interest income..............................................             2,429           2,353
Interest expense:
   Interest-bearing demand..............................................                21               1
   Money market and savings.............................................               152             210
   Time certificate of deposits:
    $100,000 or more...................................................                187             179
    Under $100,000.....................................................                185             279
                                                                              -------------   ------------
     Total interest expense on deposits.................................               545             689
   Federal funds purchased and securities sold under agreements to repurchase            1              59
   Other borrowings....................................................                269              50
                                                                              -------------   ------------
     Total interest expense.............................................               815             798
                                                                              -------------   ------------
     Net interest income before provision for credit losses............              1,614           1,555
Provision for credit losses............................................                  -               -
                                                                              -------------   ------------
   Net interest income after provision for credit losses...............              1,614           1,555
Other operating income:
   Net gain  on sale of securities available-for-sale..................                  -              17
   International services..............................................                 17              26
   Investment division.................................................                 14               7
   Deposit-related and other customer services.........................                128             122
   Gain on sale of other real estate owned.............................                  -              59
                                                                              -------------   ------------
     Total other operating income......................................                159             231
Other operating expenses:
   Salaries and related benefits.......................................                838             763
   Net occupancy.......................................................                250             195
   Furniture and equipment.............................................                 55              60
   Printing and communications.........................................                 62              55
   Insurance and regulatory assessments................................                 75              79
   Customer services...................................................                176             189
   Computer data processing............................................                 78              74
   Legal services......................................................                 40              38
   Other professional services.........................................                 72              72
   Other real estate owned expenses....................................                  -               5
   Promotion and other expenses........................................                 46              61
                                                                              -------------   ------------
     Total other operating expenses....................................              1,692           1,591
                                                                              -------------   ------------
   Net income before income tax provision .............................                 81             195
Income tax provision ..................................................                  5               -
                                                                              -------------   ------------
   Net income..........................................................       $          76   $        195
                                                                              -------------   ------------
                                                                              -------------   ------------
   Earnings per share:
    Basic..............................................................       $        0.11   $       0.29
                                                                              -------------   ------------
                                                                              -------------   ------------
    Diluted............................................................       $        0.03   $       0.08
                                                                              -------------   ------------
                                                                              -------------   ------------




 See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                       For the Three-months
                                                                                           Ended March 31,
                                                                                   ------------------------------
                                                                                       1999             1998
                                                                                   -------------    -------------
                                                                                      (Dollars in Thousands)
     Net cash flow from operating activities:
      Net income...........................................................        $         76     $         195
      Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
           Depreciation and amortization....................................                 48                52
           Gain on sale of other real estate owned..........................                  -              (59)
           Net gain on sale of securities available-for-sale................                  -              (17)
           Net amortization of premiums on securities.......................                 30                8
           Net accretion of discounts on loans purchased....................                 (8)             (28)
      (Increase) decrease in accrued interest receivable and other assets...                (26)              12
      Decrease in accrued interest payable and other liabilities............               (105)            (240)
                                                                                   -------------    -------------
         Net cash provided by (used in) operating activities................                 15              (77)
     Cash flows from investing activities:
      Purchase of securities available-for-sale.............................             (2,304)         (26,422)
      Proceeds from sales of securities available-for-sale..................                  -            3,005
      Proceeds from repayments and maturities of securities available-for-sale            3,784            4,740
      Proceeds from repayments and maturities of secutiries-held-to-maturity                  -           14,000
      Loan originations and principal collections, net......................               (517)           1,968
      Proceeds from sale of other real estate owned.........................                  -              319
      Net purchases of premises and equipment...............................                (41)              (1)
                                                                                   -------------    -------------
         Net cash provided by (used in) investing activities................                922           (2,391)
     Cash flows from financing activities:
      Net (decrease) increase in demand deposits, money market and savings accounts      (1,606)           6,259
      Net decrease in time certificates of deposit..........................             (2,178)            (112)
      Net decrease in securities sold under agreements to repurchase
       and federal funds purchased..........................................             (1,000)          (2,050)
      Net increase  in other borrowings.....................................              4,700                -
                                                                                   -------------    -------------
         Net cash (used in) provided by financing activities...............                 (84)           4,097
                                                                                   -------------    -------------
     Net increase in cash and cash equivalents..............................                853            1,629
     Cash and cash equivalents, January 1...................................             12,205           16,086
                                                                                   -------------    -------------
     Cash and cash equivalents, March 31....................................       $     13,058     $     17,715
                                                                                   -------------    -------------
                                                                                   -------------    -------------


     Supplemental cash flow information:

      Cash paid for interest................................................       $        738     $         765
      Decrease in unrealized gain on securities
       available-for-sale...................................................       $        (7)     $        (169)




     See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)




                                               Preferred Stock             Common Stock            Accumulated
                                         --------------------------  ---------------------------
                                           Shares        Amount         Shares         Amount       Deficit
                                         ------------  ------------  -------------   -----------   -----------
                                                                      (Dollars in Thousands Except Share Data)
  Balance at January 1, 1999.....           900,000         7,350        677,048        24,613       (18,916)
    Comprehensive income:
      Other comprehensive income:
      Unrealized holding losses during
         the period
      Net income.................                                                                           76

         Comprehensive income.....
                                         ------------  ------------  -------------   -----------   -----------
  Balance at March 31, 1999.......           900,000   $     7,350        677,048    $    24,613   $  (18,840)
                                         ------------  ------------  -------------   -----------   -----------
                                         ------------  ------------  -------------   -----------   -----------



                                          Accumulated
                                             Other
                                         Comprehensive

                                            Income           Total
                                         --------------   ------------

  Balance at January 1, 1999.....                 211         13,258
    Comprehensive income:
      Other comprehensive income:
      Unrealized holding losses during
         the period                                (7)            (7)
      Net income.................                                  76
                                                          ------------
         Comprehensive income.....                                  69
                                         --------------   ------------
  Balance at March 31, 1999.......       $          204   $     13,327
                                         --------------   ------------
                                         --------------   ------------







   See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for such interim periods. The results for the quarter ended March 31, 1999 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 ("1998 Form 10-KSB").

NOTE 2--EARNINGS (LOSS) PER SHARE

     Beginning with year end 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which required the computation and disclosures of two new earnings per share ("EPS") calculations, "basic" EPS and "diluted" EPS. EPS disclosures presented herein have been calculated in accordance with SFAS No. 128, and restated for comparative periods.
     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average numbers of common shares outstanding used in computing basic earnings per share for the three months ended March 31, 1999 and 1998 were 677,048 and 677,100, respectively. The weighted average numbers of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended March 31, 1999 and 1998 were 2,477,048 and 2,555,886, respectively. All periods presented were restated to reflect the 9:09 to 1 reverse stock split effective June 20, 1997 and the 100% common stock dividend in February 1998. The 100% stock dividend was accounted for as a 2 for 1 stock split.

     The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:




                                                                      Per Share
                                           Net Income       Shares     Amount
                                           ------------  ----------  -----------
                                           (In Thousands)


FOR THE THREE MONTHS ENDED MARCH 31, 1999:
     Basic EPS ...........................   $       76      677,048   $   0.11
                                                                       ---------
                                                                       ---------

     Effect of dilutive securities:
        Options and warrants .............                        --
        Convertible preferred stock ......                 1,800,000
                                              ---------     ---------

     Diluted EPS .........................   $       76      2,477,04      0.03
                                              ---------     ---------  ---------
                                              ---------     ---------  ---------

FOR THE THREE MONTHS ENDED MARCH 31, 1998:
     Basic EPS ...........................   $      195       677,100      0.29
                                                                       ---------
                                                                       ---------

     Effect of dilutive securities:
        Options and warrants .............                     78,786
        Convertible preferred stock ......                  1,800,000
                                              ---------     ---------

     Diluted EPS .........................    $     195      2,555,88       0.08
                                              ---------     ---------  ---------
                                              ---------     ---------  ---------


NOTE 3--SECURITIES

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

NOTE 4--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks - demand, federal funds sold and securities sold under agreements to resell.

NOTE 5--COMPREHENSIVE INCOME

     In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is not required to be displayed separately from retained earnings and additional capital paid in the consolidated balance sheet. SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997.

     The components of other comprehensive income together with total comprehensive income are reported in the consolidated statement of changes in shareholders' equity. The accumulated balance of other comprehensive income is not reported as a net amount after taxes due to the size and availability of the Company's net operating loss carry forwards.

NOTE 6--INCOME TAXES

     No income tax provision was recorded during the first quarters of 1999 and 1998 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

     For tax purposes at December 31, 1998, the Company had: (i) federal net operating loss carryforwards of $21.2 million, which begin to expire in the year 2007; (ii) California net operating loss carryforwards of $9.8 million, of which $5.0 million will expire in 1999, $3.2 million expire in 2000, $1.3 million will expire in 2001, and $300,000 will expire in 2002; and (iii) an Alternative Minimum Tax credit at December 31, 1998 of $230,000 which may be carried forward indefinitely.

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

RESULTS OF OPERATIONS

     The Company recorded net income of $76,000, or $0.03 diluted earnings per share, for the first quarter of 1999, compared to net income of $195,000, or $0.08 diluted earnings per share, for the first quarter of 1998. Net income per basic share was $0.11 and $0.29 for the first quarter of 1999 and 1998, respectively. The decrease in net income resulted primarily from a $101,000 increase in other operating expense and to a lesser extent nonrecurring items realized during 1998, specifically a $59,000 gain on sale of other real estate owned and a $17,000 net gain on sale of securities available for sale. These changes were partially offset by a $59,000 increase in net interest income during the first quarter of 1999 compared to 1998.

     Return on average assets during the first quarter of 1999 was 0.22% compared with 0.65% during the first quarter of 1998. Return on average equity during the first quarter of 1999 was 2.32% compared to 6.22% during the first quarter of 1998.

     The increase in net interest income resulted primarily from the 13.4% increase in average interest earning assets ($129.7 million as compared to $114.3 million) offset partially by a decrease in the net yield on interest earning assets (net interest margin) to 5.05% from 5.52%. The increase in average interest earning assets was a result of the Company's plan to grow following its recapitalization in 1997 which raised net proceeds of $7.35 million. Growth occurred primarily through the purchase of U.S. Treasury and Agency securities using the excess liquidity provided by the recapitalization and resulting increase in deposits and borrowings. The decrease in net interest margin resulted primarily from (i) investment securities, which typically yield less than Company's loans, representing a higher proportion of the Company's interest earning assets during the first quarter of 1999 compared to the first quarter of 1998; (ii) a decline in the market interest rates, which had a greater short-term impact on the Company's interest earning assets than on its interest bearing liabilities; (iii) the replacement of investment securities redeemed by the issuers due to declining market interest rates with investment securities with lower yields reflecting then-current market conditions. During the latter part of 1998, the composition of the Company's investment securities portfolio shifted from one which was primarily comprised of fixed-rate callable federal agency securities to a portfolio primarily comprised of fixed-rate mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). At March 31, 1999 the Company held no investment securities with a call option feature other than the embedded prepayment option associated with mortgage-related securities. Further, during the latter part of 1998 and the first quarter of 1999, the Company invested approximately $19.5 million in securities that bear interest at rates which adjust monthly or quarterly based on the London Inter-Bank Offer Rate ("LIBOR") interest rate index.

     The weighted average cost of interest-bearing liabilities decreased to 4.17% during the first quarter of 1999 from 4.42% the during the first quarter of 1998. This was due primarily to lower average amount of higher-cost time certificates of deposit ($27.6 million as compared to $32.0 million) and a decrease in rates paid on deposits reflecting the overall downward trend in market interest rates.

     Average loans receivable decreased $4.3 million or 7.2% to $55.8 million during the quarter ended March 31, 1999 compared to $60.1 million during the quarter ended March 31, 1998. This decrease reflected higher than average loan payoffs during the fourth quarter of 1998 resulting from the payoff of one nonperforming loan with a balance of $5.4 million which was fully collected.

     Total average securities available for sale increased by $38.3 million to $70.4 million at March 31, 1999 compared to $32.1 million at March 31, 1998, while average securities held to maturity decreased $8.2 million during the same period. This increase in the overall security portfolio was a result of the investment of excess liquidity provided by the net proceeds from the recapitalization along with the resulting growth of deposits and borrowings. Total average deposits increased $1.5 million or 1.5% during the first quarter of 1999 compared to the first quarter of 1998. Total average securities sold under agreements to repurchase and other borrowings increased $14.4 million to $21.9 million at March 31, 1999 compared to $7.5 million at March 31, 1998. This increase was caused by a need to increase liquidity as a result of a reduction in average deposits during the first quarter of 1999 compared to the fourth quarter of 1998.

     There was no provision for credit losses for the quarters ended March 31, 1999 and 1998. Loan charged offs during the first quarter of 1999 were $175,000, compared to $88,000 during the first quarter of 1998. Recoveries were $52,000 during the first quarter of 1999, compared to $18,000 during the first quarter of 1998.

     Other operating income excluding gains and losses on the sale of securities and assets totaled $159,000 during the first quarter of 1999, up $4,000 or 2.6% from the first quarter of 1998. Service charges on deposit accounts increased $6,000 or 4.9% for the quarter ended March 31, 1999 compared to the first quarter of 1998 due primarily to increased amount of demand deposit accounts.

     The net gain on sale of securities totaled $17,000 during the first quarter of 1998 compared to zero during the first quarter of 1999. Additionally, the Bank recorded a gain of $59,000 on the sale of OREO during the first quarter of 1998, a single family home acquired through foreclosure during 1997, compared to zero during the same quarter of 1999.

     Other operating expense increased by $101,000 to $1.7 million in the first quarter of 1999 from $1.6 million during first quarter of 1998. Salaries and related benefits increased $75,000 or 9.8% due primarily to the Company's continued expansion of the business banking and entertainment loan production staff to augment growth. In addition occupancy expense increased $55,000 caused primarily by increased escalation and operating costs associated with the Company's corporate and retail premises lease.

     The following table presents the components of net interest income for the quarters ended March 31, 1999 and 1998.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME


                                                                          Three Months Ended
                                               -------------------------------------------------------------------------
                                                          March 31, 1999                        March 31, 1998
                                               ----------------------------------     ----------------------------------
                                                                         Weighted                               Weighted
                                                             Interest     Average                   Interest     Average
                                                Average       Income/     Yield/       Average       Income/     Yield/
                                                 Amount       Expense      Rate         Amount       Expense      Rate
                                               ---------     ---------   --------     ---------     ---------   --------
                                                                          (Dollars in thousands)
Assets:
Federal funds sold and securities purchased
 under agreements to resell ...............    $   3,513     $      42      4.79%     $  13,700     $     187      5.54%
Interest-bearing deposits with other
 financial institutions ...................         --            --         --             250             4      6.49%
Securities held-to-maturity ...............         --            --         --           8,188           134      6.64%
Securities available-for-sale .............       70,384         1,070      6.17%        32,058           524      6.63%
Loans receivable (1) (2) ..................       55,767          1,31      9.58%        60,106         1,504     10.15%
                                               ---------     ---------                ---------     ---------
 Total interest earning assets ............      129,664     $   2,429      7.60%       114,302     $   2,353      8.35%
                                                             ---------                              ---------
                                                             ---------                              ---------
Noninterest earning assets:
 Cash and due from banks - demand .........        6,972                                  5,193
 Other assets .............................        2,829                                  3,286
 Allowance for credit losses ..............       (2,139)                                (1,984)
                                               ---------                              ---------
Total assets ..............................    $ 137,326                              $ 120,797
                                               ---------                              ---------
                                               ---------                              ---------
Liabilities and shareholders' equity:
Interest-bearing deposits:
 Demand ...................................        6,579     $      21      1.29%     $   6,770     $      21      1.26%
 Money market and savings .................       23,149           153      2.68%        26,952           210      3.16%
 Time certificates of deposit:
   $100,000 or more .......................       14,133           187      5.37%        12,727           179      5.70%
   Under $100,000 .........................       13,451           184      5.55         19,227           279      5.88%
                                               ---------     ---------                ---------     ---------
 Total time certificates of deposit .......       27,584           371      5.45%        31,954           458      5.81%
                                               ---------     ---------                ---------     ---------
 Total interest-bearing deposits ..........       57,312            54      3.86%        65,676           689      4.25%
Federal funds purchased and securities sold
 under agreements to repurchase ...........           50             1      5.68%         4,049            59      5.91%
Other borrowings ..........................       21,854           269      5.00%         3,500            50      5.79%
                                               ---------     ---------                ---------     ---------
 Total interest-bearing liabilities .......       79,216     $     815      4.17%        73,225     $     798      4.42%
                                                             ---------                              ---------
                                                             ---------                              ---------
Noninterest-bearing liabilities:
 Noninterest-bearing demand deposits ......       43,890                                 34,065
 Other liabilities ........................          923                                    930
Shareholders' equity ......................       13,297                                 12,577
                                               ---------                              ---------
Total liabilities and shareholders' equity     $ 137,326                              $ 120,797
                                               ---------                              ---------
                                               ---------                              ---------
Net interest income (spread) ..............                  $   1,614      3.42%                   $   1,555      3.93%
                                                             ---------                              ---------
                                                             ---------                              ---------
    Net yield on earning assets (2) .......                                 5.05%                                  5.52%



----------

(1) Includes average balance of nonperforming loans of $1.4 million and $7.0 million for 1999 and 1998, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $59,000 and $50,000 for the three months ended March 31, 1999 and 1998, respectively.

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

INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE


                                                               QUARTER ENDED MARCH 31,
                                                                    1999 VS 1998
                                                     -----------------------------------------
                                                     INCREASE (DECREASE) DUE TO(1)     NET
                                                     -----------------------------   INCREASE
                                                      VOLUME               RATE     (DECREASE)
                                                      -------             -------   ----------
Interest Income:
Federal funds sold and securities purchased
 under agreements to resell ..................        $  (123)            $   (22)    $  (145
Interest-bearing deposits with other financial
 institutions ................................             (4)               --            (4)
Securities held-to-maturity ..................           (134)               --          (134)
Securities available-for-sale ................            595                 (49)        546
Loans receivable (2) .........................           (105)                (82)       (187)
                                                      -------             -------     -------
  Total interest-earning assets ..............        $   229             $  (153)    $    76
                                                      -------             -------     -------
                                                      -------             -------     -------
Interest Expense:
Interest-bearing deposits:
  Demand .....................................        $    (1)            $     1     $  --
  Money market and savings ...................            (24)                (34)        (58)

  Time certificates of deposit:
     $100,000 or more ........................             19                 (11           8
     Under $100,000 ..........................            (80)                (14)        (94)
                                                      -------             -------     -------
  Total time certificates of deposit .........            (61                 (25)        (86)
                                                      -------             -------     -------
  Total interest-bearing deposits ............            (86)                (58)       (144)
Federal funds purchased and securities sold
 under agreements to repurchase ..............            (57)                 (1)        (58)
Other borrowings .............................            226                  (7)        219
                                                      -------             -------     -------
     Total interest-bearing liabilities ......        $    83             $   (66)    $    17
                                                      -------             -------     -------
                                                      -------             -------     -------
  Net interest income ........................        $   146             $   (87)    $    59
                                                      -------             -------     -------
                                                      -------             -------     -------


---------

(1) The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2) Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

     The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition


                                                          March 31,                December 31,
                                                            1999                       1998
                                                    ---------------------     ----------------------
                                                    Amount        Percent      Amount        Percent
                                                    --------      -------     --------       -------
                                                                  (Dollars in thousands)
     Commercial loans:
      Secured by one to four family
        residential properties .................    $  4,811            8%    $  5,005            9%
      Secured by multifamily
        residential properties .................       3,096            5        3,111            5
      Secured by commercial real properties           22,655           39       20,839           36
      Other - secured and unsecured                   24,021           42       24,337           43
     Home equity lines of credit                         347            1          271            0
     Consumer installment and
      unsecured loans to individuals ...........       2,804            5        3,707            7
                                                    --------         ----     --------         ----
        Total loans outstanding ................      57,734          100%      57,270          100%
                                                                     ----                      ----
                                                                     ----                      ----
     Deferred net loan origination
      fees and purchased loan discount .........        (360)                     (298)
                                                    --------                  --------
     Loans receivable, net .....................    $ 57,374                  $ 56,972
                                                    --------                  --------
                                                    --------                  --------


     Total loans outstanding increased slightly by $464,000 to $57.7 million at March 31, 1999 compared to $57.3 million at December 31, 1998. As indicated in the table above, the composition of the loan portfolio has remained relatively unchanged at March 31, 1999 compared to December 31, 1998.

     The following comparative period-end table sets forth certain information concerning nonperforming assets.

NONPERFORMING ASSETS


                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                        ---------   ------------
                                                        (DOLLARS IN THOUSANDS)

     Nonaccrual loans ...............................    $ 1,335     $ 1,505
     Troubled debt restructurings ...................       --          --
     Loans contractually past due ninety or more
      days with respect to either principal or
      interest and still accruing interest ..........       --          --
                                                         -------     -------
     Nonperforming loans ............................      1,335       1,505
     Other real estate owned ........................        417         417
     Other assets-SBA guaranteed loan ...............        176         176
                                                         -------     -------
     Total nonperforming assets .....................    $ 1,928     $ 2,098
                                                         -------     -------
                                                         -------     -------
     Allowance for credit losses as a percent of
      nonaccrual loans ..............................      151.4%      142.5%
     Allowance for credit losses as a percent of
        nonperforming loans .........................      151.4%      142.5%
     Total nonperforming assets as a percent of
      loans receivable ..............................        3.4%        3.7%
     Total nonperforming assets as a percent of total
        shareholders' equity ........................       14.5%       15.8%


     Nonaccrual loans decreased by $170,000 during the first quarter of 1999 to $1.3 million compared with $1.5 million at December 31, 1998, due to loan charge-offs of $175,000 during the first quarter of 1999.

     Other real estate owned ("OREO") at March 31, 1999 consisted of two properties totaling $417,000 representing three undeveloped commercially zoned parcels and a undeveloped multi-family zoned parcel. Other assets - SBA guaranteed loan is represented by one developed commercial retail property.

     As a result of these changes, the amount of nonperforming assets at March 31, 1999 decreased 8.1% from the level at December 31, 1998.

     Loan delinquencies greater than 30 days past due decreased to $250,000 or 0.4% of loans outstanding at March 31, 1999 from $570,000 or 1.0% of loans outstanding at December 31, 1998. This decrease in loan delinquencies during the first quarter of 1999 was primarily the result of the loan charge-offs discussed above.

ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.

ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES


                                                         THREE MONTHS ENDED
                                                        --------------------
                                                        MARCH 31,  MARCH 31,
                                                          1999        1998
                                                        ---------  ---------
                                                        (DOLLARS IN THOUSANDS)
     Balance, beginning of period ...................    $ 2,144    $ 2,023
     Loan charged off:
        Commercial loans:
         Secured by one to four family
          residential properties ....................       --            4
         Secured by commercial real properties ......        128       --
         Other - secured and unsecured ..............         42       --
        Consumer installment and unsecured loans
         to individuals .............................          5         84
                                                         -------    -------
        Total loan charge-offs ......................        175         88

     Recoveries of loans previously charged off:
        Commercial loans:
         Other - secured and unsecured ..............         38          4
        Consumer installment and unsecured loans
         to individuals .............................         14         14
                                                         -------    -------
        Total recoveries of loans previously
         charged off ................................         52         18
                                                         -------    -------
        Net charge-offs .............................        123         70
        Provision for credit losses .................       --         --
                                                         -------    -------
        Balance, end of period ......................    $ 2,021    $ 1,953
                                                         -------    -------
                                                         -------    -------



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

CAPITAL ADEQUACY REQUIREMENTS

     At March 31, 1999 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of March 31, 1999 and December 31, 1998.

                REGULATORY CAPITAL INFORMATION OF THE COMPANY AND BANK


                                    WELL CAPITALIZED   MARCH 31,    DECEMBER 31,
                                        STANDARDS        1999          1998
                                    ----------------   ---------    ------------
     COMPANY:
     Tier 1 leverage ..............        N/A           9.56%         8.78%
     Tier 1 risk-based capital ....        N/A          17.07%        17.38%
     Total risk-based capital .....        N/A          17.07%        17.38%

     BANK:
     Tier 1 leverage ..............        5.00%         7.27%         6.69%
     Tier 1 risk-based capital ....        6.00%        13.13%        13.48%
     Total risk-based capital .....       10.00%        14.40%        14.75%


LIQUIDITY

     The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

     Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 67.2% of total funding in the first quarter of 1999, compared to 72.7% in the fourth quarter of 1998.

ASSET LIABILITY MANAGEMENT

     The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $1.3 million at March 31, 1999, a change from the liability sensitive position of $7.6 million at December 31, 1998. This change resulted from the Company's continuing effort to minimize its exposure to changes in net interest income due to rapid movements in interest rates. During the last three months, the Company has decreased its available-for-sale investment securities portfolio that reprice after one year to $40.1 million at March 31, 1999 from $53.2 million at December 31, 1998, increased its portfolio of loans that reprice after one year to $18.3 million at March 31, 1999 from $17.0 million at December 31, 1998, and increased its interest bearing transaction deposit accounts and borrowed funds to $53.4 million from $50.9 million during this same period. The Company's asset sensitive position during a period of slowly rising or declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest demand savings and money market deposit accounts historically have not increased proportionately with increases in interest rates and decrease more rapidly with decreases in interest rates.

RATE-SENSITIVE ASSETS AND LIABILITIES


                                                                           MARCH 31, 1999
                                                     -------------------------------------------------------------
                                                                        MATURING OR REPRICING IN
                                                     -------------------------------------------------------------
                                                      LESS       AFTER THREE   AFTER ONE
                                                      THAN          MONTHS       YEAR
                                                      THREE       BUT WITHIN   BUT WITHIN    AFTER
                                                      MONTHS       ONE YEAR     5 YEARS      5 YEARS       TOTAL
                                                     --------      --------     --------     --------     --------
                                                                        (DOLLARS IN THOUSANDS)
     Rate-Sensitive Assets:
     Federal funds sold and securities
        purchased under agreements to resell ....    $  6,600      $   --       $   --       $   --       $  6,600
     Securities available-for-sale ..............      18,879         9,677       36,513        3,570       68,639
     FRB and other stock, at cost ...............        --            --           --          1,693        1,693
     Loans receivable ...........................      25,523        13,570       10,578        7,703       57,374
                                                     --------      --------     --------     --------     --------
        Total rate-sensitive assets .............      51,002        23,247       47,091       12,966      134,306

     Rate-Sensitive Liabilities:  (1)
     Interest bearing deposits:
        Demand, money market and savings ........      29,436          --           --           --         29,436
        Time certificates of deposit ............       8,819        10,674        6,828          548       26,869
     Federal funds purchased and securities
        sold under agreements to repurchase .....        --            --           --           --           --
     Other borrowings ...........................      24,000          --           --           --         24,000
                                                     --------      --------     --------     --------     --------
        Total rate-sensitive liabilities ........      62,255        10,674        6,828          548       80,305
     Interest rate-sensitivity gap ..............     (11,253)       12,573       40,263       12,418       54,001
                                                     --------      --------     --------     --------     --------
                                                     --------      --------     --------     --------     --------
     Cumulative interest rate-sensitivity gap ...    $(11,253)     $  1,320     $ 41,583     $ 54,001
                                                     --------      --------     --------     --------
                                                     --------      --------     --------     --------
     Cumulative ratio of rate sensitive assets to
        rate-sensitive liabilities ..............          82%          102%         152%         167%
                                                     --------      --------     --------     --------
                                                     --------      --------     --------     --------


(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE-SENSITIVE ASSETS AND LIABILITIES


                                                                      DECEMBER 31, 1998
                                                 -------------------------------------------------------------
                                                                   MATURING OR REPRICING IN
                                                 -------------------------------------------------------------
                                                 LESS       AFTER THREE   AFTER ONE
                                                 THAN          MONTHS        YEAR
                                                 THREE       BUT WITHIN   BUT WITHIN      AFTER
                                                 MONTHS       ONE YEAR      5 YEARS       5 YEARS       TOTAL
                                                --------      --------      --------      --------     --------
                                                                    (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Federal funds sold and securities
   purchased under agreements to resell ....    $  6,800      $   --        $   --        $   --       $  6,800
Securities held-to-maturity
Securities available-for-sale ..............      15,881         1,414         2,183        50,980       70,458
FRB and other stock, at cost ...............        --            --            --           1,391        1,391
Loans receivable ...........................      23,562        16,391        11,738         5,281       56,972
                                                --------      --------      --------      --------     --------
   Total rate-sensitive assets .............      46,243        17,805        13,921        57,652      135,621

Rate-Sensitive Liabilities:  (1)
Interest bearing deposits:
   Demand, money market and savings ........      30,550          --            --            --         30,550
   Time certificates of deposit ............       9,743        11,089         7,668           547       29,047
Federal funds purchased and securities
   sold under agreements to repurchase .....       1,000          --            --            --          1,000
Other borrowings ...........................      15,800         3,500          --            --         19,300
                                                --------      --------      --------      --------     --------
   Total rate-sensitive liabilities ........      57,093        14,589         7,668           547       79,897
Interest rate-sensitivity gap ..............     (10,850)        3,216         6,253        57,105       55,724
                                                --------      --------      --------      --------     --------
                                                --------      --------      --------      --------     --------
Cumulative interest rate-sensitivity gap ...    $(10,850)     $ (7,634)     $ (1,381)     $ 55,724
                                                --------      --------      --------      --------
                                                --------      --------      --------      --------
Cumulative ratio of rate sensitive assets to
   rate-sensitive liabilities ..............          81%           89%           98%          170%
                                                --------      --------      --------      --------
                                                --------      --------      --------      --------


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

     Addressing the risks posed by the Year 2000 problem is among the Company's highest priorities. The Company has established a comprehensive program comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, physical facilities and security systems, vendor risk, customer risk, liquidity risk, contingency planning, testing and communications. The goal of the Company's Year 2000 program is to assure that the Company will be able to conduct normal business before, during and after the century date change.

     During 1997, the Company formed a Year 2000 team, consisting of the senior managers from each operational area of the Company. The team first evaluated the overall issue and identified risks posed by the century date change and established a plan to address these risks. Pursuant to the plan, the following steps were taken:

- Assessment - Systems have been inventoried, evaluated and prioritized in importance to client service operations.

- Renovation - The Company determined that internal systems did not require renovation. The plans of vendors are being monitored to assure that their system changes are completed within acceptable timeframes.

- Validation - The testing and validation phase is nearing completion. Each critical system provided by external vendors has been tested to ensure processing and reporting accuracy. Each mission critical systems testing is complete. Our plan calls for completion of all testing and validation of all non-mission critical systems and contingency plan by June 30, 1999.

     The Company is attempting to obtain certification of Year 2000 compliance from 19 external service bureau or software providers, of which two have been assessed as mission critical. At March 31, 1999, nine, or 47%, of these 19 service providers (including one mission critical provider) certified Year 2000 compliance.

     The Company is attempting to obtain certification of Year 2000 compliance from 43 other vendors or suppliers. As of March 31, 1999, 36, or 84%, of these 43 vendors or suppliers certified Year 2000 compliance. None of these 36 are defined as mission critical vendors/suppliers.

     The Company's approach to evaluating potential Year 2000 issues pertaining to its borrowers was first to determine the level of loans dependent on borrower cash flow versus collateral such as real estate, and second, to make an assessment of loans, over a certain dollar volume, which may have exposure to Year 2000 issues. The Company has determined that loans representing approximately 43% of the dollar volume of its loan portfolio are not collateralized by real estate, and further determined it is not aware of any pending issues that would cause the Company not to extend credit to the borrowers where loan repayment is more dependent on cash flows than on possibly sale of collateral. The Company specifically reviewed approximately 80% of the dollar volume of its loan portfolio to assess the potential Year 2000 issues by first determining whether the borrower was exposed to Year 2000 date changes (e.g. individual versus commercial) and second, completing an assessment of those borrowers it determined may have potential exposure to Year 2000 issues. Based on this assessment the Company is not aware of any pending issues that would cause it not to extend credit to these borrowers. However, the Company's credit risk associated with loans may increase as reliance on third party responses is subject to both the borrower's understanding of the potential Year 2000 issues and the borrowers determination of the impact on its ability to fulfill contractual loan obligations. As a result, there may be increases in the Company's problem loans and credit losses in future years. Although it is not possible to quantify the complete potential impact of such losses at this time, management has no current information which would lead it to believe that these potential losses would be material.

     The financial impact of making the required systems testing and enhancement described above is expected to be approximately $75,000. Approximately $36,000 has been expended as of March 31, 1999.

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

ADEQUACY OF ALLOWANCES FOR LOSSES

     The Company establishes allowances for credit losses against each segment of its loan portfolio. At March 31, 1999, its allowance for credit losses equaled 3.4% of loans receivable and 151.4% of nonperforming loans. Although the Company believes that it had established adequate allowances for credit losses as of December 31, 1998, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews its allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size of the loan portfolio. Increases in the provisions for credit losses would adversely affect its results of operations.

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

PART II--OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On April 29, 1999, the Company held its annual meeting of shareholders.

     (b) At the annual meeting, the following directors were elected: Donald E. Benson, Joseph N. Cohen, Robert E. Gipson, Antoinette Hubenette, M.D., Alan Grahm, Joseph W. Kiley III, Scott A. Montgomery , Dion G. Morrow, Carl R. Terzian and Robert E. Thomson.

     (c) The following proposals were considered at the annual meeting and the number of shares voting for or against such proposals are listed below.

     Election of Directors


                                                                      VOTES
               NAME                                 VOTES FOR        WITHHELD
               ----                                 ---------        --------
          Donald E. Benson ..................       1,896,188         225,162

          Joseph N. Cohen ...................       1,896,188         225,162

          Robert E. Gipson ..................       1,896,188         225,162

          Alan Grahm ........................       1,896,188         225,162

          Antoinette Hubenette, M.D .........       1,896,188         225,162

          Joseph W. Kiley III ...............       1,896,188         225,162

          Scott A. Montgomery ...............       1,896,188         225,162

          Dion G. Morrow ....................       1,896,188         225,162

          Carl R. Terzian ...................       1,896,188         225,162

          Robert E. Thomson .................       1,896,188         225,162


     Approval of amendments to the 1996 Stock Incentive Plan to increase the number of shares authorized under the Plan from 283,510 shares to 348,510 shares and make directors eligible to participate under the Plan.


          VOTES FOR         VOTES AGAINST    ABSTENTIONS       BROKER NON-VOTES
          ---------         -------------    -----------       ----------------
          1,365,997         230,361          8,972             516,020



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.


     10.1  National Mercantile Bancorp Amended 1996 Stock Incentive Plan

     10.2  Employment Agreement dated January 1, 1999 with Scott A. Montgomery

     27    Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NATIONAL MERCANTILE BANCORP
                                         (Registrant)



DATE:    MAY 14, 1999                    /S/   SCOTT A. MONTGOMERY
         --------------------------      --------------------------------------
                                         SCOTT A. MONTGOMERY
                                         Chief Executive Officer

DATE:    MAY 14, 1999                    /S/   JOSEPH W. KILEY III
         --------------------------      --------------------------------------
                                         JOSEPH W. KILEY, III
                                         Chief Financial Officer