Form 10-Q
period 1999-06-30
NATIONAL MERCANTILE BANCORP
filed 1999-08-16
CIK 714801

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                    FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999 Commission File Number: 0-15982


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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of August 1, 1999 was 677,195.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,
                                                                                   1999       DECEMBER 31,
                                                                                (UNAUDITED)        1998
                                                                               ------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks-demand . . . . . . . . . . . . . . . . . . . . . . .   $    7,552        $  5,405
Federal funds sold and securities purchased
     under agreements to resell. . . . . . . . . . . . . . . . . . . . . . .       17,600           6,800
                                                                                 ---------      ---------
         Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .      25,152          12,205
Interest-bearing deposits with other financial institutions . . . . . . . . .           -               -
Securities available-for-sale, at fair value;
     aggregate amortized cost of $65,841 and $70,247
     at June 30, 1999 and December 31, 1998, respectively . . . . . . . . . .      64,522          70,458
FRB and other stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . .       1,715           1,391
Loans receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60,804          56,972
     Allowance for credit losses. . . . . . . . . . . . . . . . . . . . . . .      (2,056)         (2,144)
                                                                                 ---------      ---------
         Net loans receivable . . . . . . . . . . . . . . . . . . . . . . . .      58,748          54,828
Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . . .         692             726
Other real estate owned, net. . . . . . . . . . . . . . . . . . . . . . . . .         382             593
Accrued interest receivable and other assets. . . . . . . . . . . . . . . . .       1,502           1,422
                                                                                 ---------      ---------
         Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  152,713      $  141,623
                                                                                 ---------      ---------
                                                                                 ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand . . . . . . . . . . . . . . . . . . . . . . .  $   48,160       $  47,375
     Interest-bearing demand. . . . . . . . . . . . . . . . . . . . . . . . .       7,494           6,835
     Money market . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,705          21,652
     Savings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,132           2,063
     Time certificates of deposit:
         $100,000 or more . . . . . . . . . . . . . . . . . . . . . . . . . .      18,404          14,966
         Under $100,000 . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,163          14,081
                                                                                 ---------      ---------
            Total deposits . . . . . . . . . . . . . . . . . . . . . . . . .      120,058         106,972
Federal funds purchased and securities sold
     under agreements to repurchase. . . . . . . . . . . . . . . . . . . . .        2,000           1,000
Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,500          19,300
Accrued interest payable and other liabilities . . . . . . . . . . . . . . .        1,105           1,093
                                                                                 ---------      ---------
            Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .      140,663         128,365

Shareholders' equity:
     Preferred stock: (10,000 shares undesignated)
         Series A non-cumulative convertible perpetual preferred stock;
         authorized 990,000 shares; issued and outstanding 900,000 shares. .        7,350           7,350
     Common stock, no par value; authorized 10,000,000
         shares; issued and outstanding 677,195 shares and 677,048 shares
         at June 30, 1999 and December 31, 1998, respectively. . . . . . . .       24,614          24,613
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .      (18,595)        (18,916)
     Accumulated other comprehensive income. . . . . . . . . . . . . . . . .       (1,319)            211
                                                                                 ---------      ---------
            Total shareholders' equity . . . . . . . . . . . . . . . . . . .       12,050          13,258
                                                                                 ---------      ---------
            Total liabilities and shareholders' equity . . . . . . . . . . .   $  152,713      $  141,623
                                                                                 ---------      ---------
                                                                                 ---------      ---------

See accompanying notes to consolidated financial statements.

                        NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                            JUNE 30,               JUNE 30,
                                                                    ----------------------  --------------------
                                                                        1999        1998       1999       1998
                                                                    ---------    ---------  ---------  ---------
                                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
   Loans, including fees. . . . . . . . . . . . . . . . . . . . .    $  1,398     $  1,434  $  2,715   $  2,938
   Securities held-to-maturity. . . . . . . . . . . . . . . . . .           -            -         -        134
   Securities available-for-sale. . . . . . . . . . . . . . . . .       1,042          727     2,112      1,251
   Federal funds sold and securities purchased under
     agreements to resell . . . . . . . . . . . . . . . . . . . .         104          212       146        399
   Interest-bearing deposits with other financial institutions. .           -            4         -          8
                                                                       -------    --------   ---------  --------
         Total interest income. . . . . . . . . . . . . . . . . .       2,544        2,377     4,973      4,730
Interest expense:
   Interest-bearing demand. . . . . . . . . . . . . . . . . . . .          23           24        44         45
   Money market and savings . . . . . . . . . . . . . . . . . . .         189          202       341        412
   Time certificate of deposits:
     $100,000 or more . . . . . . . . . . . . . . . . . . . . . .         208          179       395        358
     Under $100,000 . . . . . . . . . . . . . . . . . . . . . . .         161          293       346        572
                                                                       -------    --------   ---------  --------
         Total interest expense on deposits . . . . . . . . . . .         581          698     1,126      1,387
Federal funds purchased and securities sold under
     agreements to repurchase . . . . . . . . . . . . . . . . . .          12           44        13        103
Other borrowed funds. . . . . . . . . . . . . . . . . . . . . . .         237           61       506        111
                                                                       -------    --------   ---------  --------
         Total interest expense . . . . . . . . . . . . . . . . .         830          803     1,645      1,601
                                                                       -------    --------   ---------  --------
         Net interest income before provision for credit losses .       1,714        1,574     3,328      3,129
Provision for credit losses . . . . . . . . . . . . . . . . . . .           -            -         -        -
                                                                       -------    --------   ---------  --------
     Net interest income after provision for credit losses. . . .       1,714        1,574     3,328      3,129
Other operating income:
   Net (loss) gain  on sale of securities available-for-sale. . .         (1)           21       (1)         38
   International services . . . . . . . . . . . . . . . . . . . .           9           23        26         49
   Investment division. . . . . . . . . . . . . . . . . . . . . .          14           12        28         19
   Deposit-related and other customer services. . . . . . . . . .         127          150       255        272
   Gain on sale of other real estate owned and fixed assets.. . .           -            9         -         68
                                                                       -------    --------   ---------  --------
         Total other operating income . . . . . . . . . . . . . .         149          215       308        446
Other operating expenses:
   Salaries and related benefits. . . . . . . . . . . . . . . . .         782          777     1,620      1,540
   Net occupancy. . . . . . . . . . . . . . . . . . . . . . . . .         238          218       488        413
   Furniture and equipment. . . . . . . . . . . . . . . . . . . .          54           74       109        134
   Printing and communications. . . . . . . . . . . . . . . . . .          57           62       119        117
   Insurance and regulatory assessments . . . . . . . . . . . . .          74           77       149        156
   Customer services. . . . . . . . . . . . . . . . . . . . . . .         190          198       366        387
   Computer data processing . . . . . . . . . . . . . . . . . . .          75           64       153        138
   Legal services . . . . . . . . . . . . . . . . . . . . . . . .        (26)           46        14         84
   Other professional services. . . . . . . . . . . . . . . . . .          75           69       147        141
   Other real estate owned expenses . . . . . . . . . . . . . . .          40            4        40          9
   Promotion and other expenses . . . . . . . . . . . . . . . . .          52           54        98        115
                                                                       -------    --------   ---------  --------
         Total other operating expenses . . . . . . . . . . . . .       1,611        1,643     3,303      3,234
                                                                       -------    --------   ---------  --------
     Net income before provision for income taxes . . . . . . . .         252          146       333        341
Provision for income taxes. . . . . . . . . . . . . . . . . . . .           7            2        12          2
                                                                       -------    --------   ---------  --------
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . .      $  245       $  144    $  321     $  339
                                                                       -------    --------   ---------  --------
                                                                       -------    --------   ---------  --------
   Earnings per share:
     Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  0.36      $  0.21   $  0.47    $  0.50
                                                                       -------    --------   ---------  --------
                                                                       -------    --------   ---------  --------
     Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .     $  0.10      $  0.06   $  0.13   $  0.13
                                                                       -------    --------   ---------  --------
                                                                       -------    --------   ---------  --------

See accompanying notes to consolidated financial statements.

                 NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                               (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                    ---------------------
                                                                                     1999           1998
                                                                                   ---------      -------
                                                                                    (DOLLARS IN THOUSANDS)
Net cash flow from operating activities:
   Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  321        $  339
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .        96            117
   Gain on sale of premises and equipment. . . . . . . . . . . . . . . . . . . .         -             (9)
   Gain on sale of other real estate owned . . . . . . . . . . . . . . . . . . .         -            (59)
   Provision for loss on other real estate owned . . . . . . . . . . . . . . . .        35              -
   Net loss (gain) on sale of securities available-for-sale. . . . . . . . . . .         1            (38)
   Net amortization of premiums on securities. . . . . . . . . . . . . . . . . .        55             38
   Net accretion of discounts on loans purchased . . . . . . . . . . . . . . . .       (17)           (16)
   Decrease (increase) in accrued interest receivable and other assets . . . . .        96            (70)
   Increase (decrease) in accrued interest payable and other liabilities . . . .        12            (75)
                                                                                   --------       ---------
      Net cash provided by operating activities. . . . . . . . . . . . . . . . .       599            227
Cash flows from investing activities:
   Purchase of securities available-for-sale . . . . . . . . . . . . . . . . . .    (4,217)       (34,932)
   Proceeds from sales of securities available-for-sale. . . . . . . . . . . . .     1,016          6,102
   Proceeds from repayments and maturities of securities available-for-sale. . .     7,227          6,406
   Proceeds from repayments and maturities of secutiries-held-to-maturity. . . .         -         14,000
   Loan originations and principal collections, net. . . . . . . . . . . . . . .    (3,903)         1,040
   Proceeds from sale of other real estate owned . . . . . . . . . . . . . . . .         -            319
   Net purchases of premises and equipment . . . . . . . . . . . . . . . . . . .       (62)          (162)
                                                                                   --------       ---------
      Net cash provided by (used in) investing activities. . . . . . . . . . . .        61         (7,227)
Cash flows from financing activities:
   Net increase in demand deposits, money market and savings accounts. . . . . .    12,566         11,503
   Net increase in time certificates of deposit. . . . . . . . . . . . . . . . .       520          3,044
   Net increase (decrease) in securities sold under agreements to repurchase
      and federal funds purchased. . . . . . . . . . . . . . . . . . . . . . . .     1,000         (2,050)
   Net decrease  in other borrowings . . . . . . . . . . . . . . . . . . . . . .    (1,800)             -
   Net proceeds from exercise of stock options . . . . . . . . . . . . . . . . .         1              -
                                                                                   --------       ---------
      Net cash provided by financing activities. . . . . . . . . . . . . . . . .    12,287         12,497
                                                                                   --------       ---------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    12,947          5,497
Cash and cash equivalents, January 1 . . . . . . . . . . . . . . . . . . . . . .    12,205         16,086
                                                                                   --------       ---------
Cash and cash equivalents, June 30 . . . . . . . . . . . . . . . . . . . . . . . $  25,152      $  21,583
                                                                                   --------       ---------
                                                                                   --------       ---------


Supplemental cash flow information:

   Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,632       $  1,598
   (Decrease) increase in unrealized gain on securities
      available-for-sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,530)      $      4

See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                             ACCUMULATED
                                                   PREFERRED STOCK           COMMON STOCK                        OTHER
                                                 --------------------   ----------------------   ACCUMULATED COMPREHENSIVE
                                                  SHARES      AMOUNT     SHARES       AMOUNT      DEFICIT       INCOME      TOTAL
                                                 ---------  ---------   ---------   ----------  -----------   ---------  ---------
                                                                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
  Balance at January 1, 1999. . . . . . . . . .   900,000   $  7,350     677,048    $  24,613  $  (18,916)     $  211  $  13,258
     Stock options exercised. . . . . . . . . .                              147            1                                  1
     Comprehensive income:
        Other comprehensive income:
        Unrealized holding losses during
           the period . . . . . . . . . . . . .                                                               (1,531)    (1,531)
        Add: Reclassification adjustment for
           losses included in net income. . . .                                                                     1          1
        Net income. . . . . . . . . . . . . . .                                                        321                   321
                                                                                                                         ---------
           Comprehensive income . . . . . . . .                                                                          (1,209)
                                                  --------   --------    --------   ----------  ----------   ---------  ----------
  Balance at June 30, 1999. . . . . . . . . . .   900,000   $  7,350     677,195    $  24,614   $ (18,595)  $ (1,319)  $  12,050
                                                  --------   --------    --------   ----------  ----------   ---------  ----------
                                                  --------   --------    --------   ----------  ----------   ---------  ----------

     See accompanying notes to consolidated financial statements.

                     NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
              NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for such interim periods. The consolidated results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 ("1998 Form 10-KSB").

NOTE 2--EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average numbers of common shares outstanding used in computing basic earnings per share for the three and six month periods ended June 30, 1999 and 1998 were 677,108, 677,078, 677,048 and 677,074, respectively. The weighted average numbers of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998 were 2,477,313, 2,477,181, 2,577,224 and 2,566,555, respectively. All periods presented were restated to reflect the 100% common stock dividend in February 1998, which was accounted for as a 2 for 1 stock split.

     The following table is a reconciliation of net income and shares used in the computation of earnings per basic and diluted common share:

                                                                                                                         PER SHARE
                                                                                            NET INCOME     SHARES          AMOUNT
                                                                                           ------------   ---------      ----------
                                                                                          (IN THOUSANDS)
                 FOR THE THREE MONTHS ENDED JUNE 30, 1999:
                     Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  245      677,108        $  0.36
                                                                                                                         --------
                                                                                                                         --------
                     Effect of dilutive securities:
                         Options and warrants. . . . . . . . . . . . . . . . . . . .                          205
                         Convertible preferred stock . . . . . . . . . . . . . . . .                    1,800,000
                                                                                              ------    ---------
                     Diluted EPS . . . . . . . . . . . . . . . . . . . . . . . . . .          $  245    2,477,313        $  0.10
                                                                                              ------    ----------       --------
                                                                                              ------    ----------       --------
                 FOR THE THREE MONTHS ENDED JUNE 30, 1998:
                     Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  144      677,048        $  0.21
                                                                                                                         --------
                                                                                                                         --------

                     Effect of dilutive securities:
                         Options and warrants. . . . . . . . . . . . . . . . . . . .                      100,176
                         Convertible preferred stock . . . . . . . . . . . . . . . .                    1,800,000
                                                                                             --------   ---------
                     Diluted EPS . . . . . . . . . . . . . . . . . . . . . . . . . .          $  144    2,577,224        $  0.06
                                                                                              ------    ----------       --------
                                                                                              ------    ----------       --------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999:
                     Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  321      677,078        $  0.47
                                                                                                                         --------
                                                                                                                         --------

                     Effect of dilutive securities:
                         Options and warrants. . . . . . . . . . . . . . . . . . . .                          103
                         Convertible preferred stock . . . . . . . . . . . . . . . .                    1,800,000
                                                                                              ------    ---------
                     Diluted EPS . . . . . . . . . . . . . . . . . . . . . . . . . .          $  321    2,477,181        $  0.13
                                                                                              ------    ----------       --------
                                                                                              ------    ----------       --------

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998:
                     Basic EPS . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  339      677,074        $  0.50
                                                                                                                         --------
                                                                                                                         --------

                     Effect of dilutive securities:
                         Options and warrants. . . . . . . . . . . . . . . . . . . .                       89,481
                         Convertible preferred stock . . . . . . . . . . . . . . . .                    1,800,000
                                                                                             --------   ---------
                     Diluted EPS . . . . . . . . . . . . . . . . . . . . . . . . . .          $  339    2,566,555        $  0.13
                                                                                              ------    ----------       --------
                                                                                              ------    ----------       --------

NOTE 3--SECURITIES

     Securities available-for-sale are carried at estimated fair value. Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income in a separate component of shareholders' equity until realized. Because the Company has net operating loss carryforwards, no tax expense (benefit) has been recorded from unrealized gains (losses). Premiums or discounts on securities are amortized or accreted into income using the effective interest method. Realized gains or losses on sales of securities are recorded using the specific identification method.

NOTE 4--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks - demand, federal funds sold and securities sold under agreements to resell.

NOTE 5--INCOME TAXES

     No income tax provision was recorded during the second quarters of 1999 and 1998 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

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


NOTE 6--RECLASSIFICATIONS

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


RESULTS OF OPERATIONS

     The Company recorded net income of $245,000, or $0.10 diluted earnings per share, during the second quarter of 1999, compared to net income of $144,000, or $0.06 diluted earnings per share, during the second quarter of
1998.   Net income per basic share was $0.36 and $0.21 during the second quarter of 1999 and 1998, respectively. The improvement in earnings during the second quarter of 1999 compared to 1998 resulted primarily from a $140,000 or 8.9% increase in net interest income and a $32,000 or 1.9% decrease in other operating expense, partially offset by a $66,000 or 30.7% decrease in other operating income. The changes in net interest income and other operating expense were affected by the recovery of $61,000 of interest income and $90,000 of legal expenses from the full collection of one nonaccrual loan, with a principal balance of $616,000, during the second quarter of 1999.

     Net income during the first six months of 1999 was $321,000 or $0.13 diluted earnings per share, compared to net income of $339,000 or $0.13 diluted earnings per share, during the first six months of 1998. Net income per basic share was $0.47 and $0.50 during the first six months of 1999 and 1998, respectively. The decrease between the first half of 1999 compared to the first half of 1998 resulted largely from a $138,000 or 30.9% decrease in other operating income and a $69,000 or 2.1% increase in other operating expense, partially offset by a $199,000 or 6.4% increase in net interest income.

     Return on average assets during the second quarter and first half of 1999 was 0.69% and 0.46%, respectively, compared to 0.45% and 0.55% during the second quarter and first half of 1998, respectively. Return on average equity during the second quarter and first half of 1999 was 7.48% and 4.90%, respectively, compared to 4.55% and 5.41% during the second quarter and first half of 1998, respectively.

     The increase in net interest income during the three and six month periods ended June 30, 1999 compared to the corresponding periods during 1998, resulted primarily from an increase in the net average interest earning assets (the difference between average interest earning assets and average interest bearing liabilities) of $5.3 million and $7.3 million, respectively. Average interest earning assets and average interest bearing liabilities increased as a result of the Company's plan to grow following its recapitalization in 1997, which raised net proceeds of $7.35 million. Growth occurred primarily through the purchase of U.S. Treasury and Agency securities using the excess liquidity provided by the recapitalization and resulting increase in deposits and borrowings.

     During the three and six month periods ended June 30, 1999, the Company experienced a compressed net interest margin compared to the same periods during 1998, resulting primarily from (i) investment securities, which typically yield less than Company's loans, representing a higher proportion of the Company's interest earning assets; (ii) a decline in the market interest rates, which had a greater short-term impact on the Company's interest earning assets than on its interest bearing liabilities; and (iii) the replacement of investment securities redeemed by the issuers due to declining market interest rates with investment securities with lower yields reflecting then-current market conditions. During the latter part of 1998, the composition of the Company's investment securities portfolio shifted from one which was primarily comprised of fixed-rate callable federal agency securities to a portfolio primarily comprised of fixed-rate mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). At June 30, 1999 the Company held no investment securities with a call option feature other than the embedded prepayment option associated with mortgage-related securities. Further, during the latter part of 1998 and the first quarter of 1999, the Company invested approximately $19.5 million in securities that bear interest at rates which adjust monthly or quarterly based on the London Inter-Bank Offer Rate ("LIBOR") interest rate index, which were funded primarily by variable rate borrowings totaling $14.5 million which adjust monthly based on LIBOR.

     The weighted average yield on securities decreased during the second quarter and the first half of 1999 to 6.12% and 6.14%, respectively compared from 6.41% and 6.51% during the same periods of 1998, respectively. The decrease was reflective of the overall interest rate market, which triggered the issuers of securities with an optional principal redemption feature to exercise such "call" option on certain investment securities. The Company reinvested the proceeds into lower market yielding securities.

     The weighted average cost of interest bearing liabilities decreased to 4.03% during the second quarter of 1999 compared with 4.41% during the same period of 1998, due primarily to a lower average balance of higher cost time certificates of deposit ($27.9 million as compared to $32.4 million) and a decrease in rates paid on deposits and other borrowed funds reflecting the overall downward trend in market interest rates.

     Average loans receivable decreased 1.8% to $57.8 million during the quarter ended June 30, 1999 compared to $58.9 million during the quarter ended June 30, 1998. This decrease reflected a higher than normal loan payoffs resulting from the payoff of $6.3 million of nonperforming loans during the fourth quarter of 1998 and a $616,000 nonperforming loan during the second quarter of 1999.

     Total average securities increased by $22.8 million to $68.3 million during the quarter ended June 30, 1999 compared to $45.5 million during the quarter ended June 30, 1998. This increase in the overall securities portfolio, primarily mortgage-backed securities, was funded by the growth of deposits and borrowings made possible by the 1997 recapitalization.

     Total average deposits increased 1.7% to $108.2 million during the second quarter of 1999 compared to $106.5 million during the second quarter of 1998 due primarily to additional deposits generated by the Bank's business banking, entertainment and escrow divisions. Total average securities sold under agreements to repurchase and other borrowed funds increased to $20.3 million during the quarter ended June 30, 1999 from $7.2 million during the quarter ended June 30, 1998 in order to substantially fund the purchases of $19.5 million of securities with variable rates.

     Average loans receivable was $2.7 million or 4.5% lower during the first half of 1999 as compared to the first half of 1998 ($56.8 million compared to $59.5 million). During the same periods, average securities was $26.4 million or 61.6% greater ($69.3 million compared to $42.9 million). Total average deposits during the six months ended June 30, 1999 was $1.6 million or 1.6% greater than the comparable 1998 period ($104.7 million compared to $103.1 million).

     The Company made no provision for credit losses for the three and six months ended June 30, 1999 and 1998. Loans charged off during the second quarter and first half of 1999 were $25,000 and $200,000, respectively, compared to $137,000 and $225,000 during the second quarter and first half of 1998, respectively. Recoveries of loans previously charged off were $60,000 and $112,000 during the second quarter and first half of 1998, respectively, compared to $273,000 and $291,000 during the second quarter and first half of 1998, respectively.

     Other operating income, excluding gains and losses on the sale of securities and assets, totaled $150,000 during the second quarter of 1999, down 18.9% from $185,000 during the second quarter of 1998. During the six months ended June 30, 1999, other operating income, excluding gains and losses on the sale of securities and assets, totaled $309,000, a decrease of 9.1% from $340,000 during the comparable period of 1998. Service charges on deposit accounts decreased $23,000 or 15.3% and $17,000 or 6.3%, during the second quarter and six months ended June 30, 1999, respectively, compared to corresponding periods in 1998.

     The Company incurred a net loss of $1,000 on sale of securities during the second quarter and first half of 1999, compared to net gains of $21,000 and $38,000 during the corresponding periods in 1998. Additionally, there was no net gain or loss on sale of other real estate owned and fixed assets recorded during the second quarter and first half of 1999, compared to net gains of $9,000 and $68,000 during the corresponding periods of 1998.

     Other operating expense decreased to $1.61 million during the second quarter of 1999 compared to $1.64 million during the second quarter of 1998. This decrease was primarily due to decrease in legal expense as a result of $90,000 recovery from the full collection of one nonaccrual loan, with a principal balance of $616,000, during the second quarter of 1999. The increase in other real estate owned expense of $36,000 was due to an additional $35,000 reserve valuation, and the increase in net occupancy expense of $20,000 was primarily due to increased escalation and operating costs associated with the Company's corporate and retail premises lease.

     Other operating expenses increased to $3.30 million during the six months ended June 30, 1999 compared to $3.23 million during the same period of 1998. This increase resulted from increases of $80,000 in salaries and related benefits due to Company's continued expansion of the business banking and entertainment loan production staff to augment growth, $75,000 in net occupancy expense resulting from escalation and costs associated with the Company's corporate and retail premises lease and $31,000 in other real estate owned expense due to an additional reserve valuation of $35,000, partially offset by $70,000 decrease in legal expense resulting from $90,000 legal expense recovery described above.

     The following table presents the components of net interest income for the quarters ended June 30, 1999 and 1998.


AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME

                                                                                         THREE MONTHS ENDED
                                                                      -------------------------------------------------------------
                                                                              JUNE 30, 1999                    JUNE 30, 1998
                                                                      ------------------------------    ---------------------------
                                                                                           WEIGHTED                        WEIGHTED
                                                                                  INTEREST  AVERAGE               INTEREST  AVERAGE
                                                                      AVERAGE     INCOME/    YIELD/     AVERAGE   INCOME/    YIELD/
                                                                       AMOUNT     EXPENSE     RATE       AMOUNT   EXPENSE    RATE
                                                                      --------   ---------  --------    --------  --------  -------
                                                                                               (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold and securities purchased under agreements to
   resell  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,706    $  104      4.79%    $ 15,387    $  212    5.53%
Interest-bearing deposits with other financial institutions. . . . .       -         -          -           250         4    6.42%
Securities held-to-maturity. . . . . . . . . . . . . . . . . . . . .       -         -          -           -         -        -
Securities available-for-sale. . . . . . . . . . . . . . . . . . . .    68,279     1,042      6.12%      45,494       727    6.41%
Loans receivable (1) (2) . . . . . . . . . . . . . . . . . . . . . .    57,786     1,398      9.70%      58,854     1,434    9.77%
                                                                      ---------  --------              ---------  -------
     Total interest earning assets . . . . . . . . . . . . . . . . .   134,771    $2,544      7.57%     119,985    $2,377    7.95%
                                                                                 --------                         -------
                                                                                 --------                         -------
Noninterest earning assets:
     Cash and due from banks - demand. . . . . . . . . . . . . . . .     7,214                            6,024
     Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .     2,761                            3,227
     Allowance for credit losses . . . . . . . . . . . . . . . . . .    (2,041)                          (1,908)
                                                                      ---------                        ---------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .  $142,705                         $127,328
                                                                      ---------                        ---------
                                                                      ---------                        ---------

Liabilities and shareholders' equity:
Interest-bearing deposits:
     Demand. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $6,950    $   23      1.33%    $  7,402    $   24    1.30%
     Money market and savings. . . . . . . . . . . . . . . . . . . .    27,352       189      2.77%      26,060       202    3.11%
     Time certificates of deposit:
       $100,000 or more. . . . . . . . . . . . . . . . . . . . . . .    16,088       208      5.19%      12,255       179    5.86%
       Under $100,000. . . . . . . . . . . . . . . . . . . . . . . .    11,861       161      5.44%      20,101       293    5.85%
                                                                      ---------  ---------             ---------  -------
     Total time certificates of deposit. . . . . . . . . . . . . . .    27,949       369      5.30%      32,356       472    5.85%
                                                                      ---------  --------              ---------  -------
     Total interest-bearing deposits . . . . . . . . . . . . . . . .    62,251       581      3.74%      65,818       698    4.25%
Federal funds purchased and securities sold under agreements to
   repurchase. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,143        12      4.21%       3,000        44    5.88%
Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .    19,132       237      4.97%       4,192        61    5.84%
                                                                      --------  ----------             ---------  -------
     Total interest-bearing liabilities. . . . . . . . . . . . . . .    82,526    $  830      4.03%      73,010    $  803    4.41%
                                                                                ----------                        -------
                                                                                ----------                        -------
Noninterest-bearing liabilities:
     Noninterest-bearing demand deposits . . . . . . . . . . . . . .    45,974                           40,647
     Other liabilities . . . . . . . . . . . . . . . . . . . . . . .     1,063                              989
Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .    13,142                           12,682
                                                                      --------                         --------
Total liabilities and shareholders' equity . . . . . . . . . . . . .  $142,705                         $127,328
                                                                      --------                         --------
                                                                      --------                         --------

Net interest income (spread) . . . . . . . . . . . . . . . . . . . .              $1,714      3.54%                $1,574    3.53%
                                                                                ----------                        -------
                                                                                ----------                        -------

     Net yield on earning assets (2) . . . . . . . . . . . . . . . .                          5.10%                          5.26%

--------------------------
(1) Includes average balance of nonperforming loans of $1.1 million and $7.7 million for 1999 and 1998, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $43,000 and $37,000 for the three months ended June 30, 1999 and 1998, respectively.

The following table presents the components of net interest income for the six months ended June 30, 1999 and 1998.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME

                                                                                 SIX MONTHS ENDED
                                                              -------------------------------------------------------------
                                                                      JUNE 30, 1999                    JUNE 30, 1998
                                                              ------------------------------    ---------------------------
                                                                                   WEIGHTED                        WEIGHTED
                                                                          INTEREST  AVERAGE               INTEREST  AVERAGE
                                                              AVERAGE     INCOME/    YIELD/     AVERAGE   INCOME/    YIELD/
                                                               AMOUNT     EXPENSE     RATE       AMOUNT   EXPENSE    RATE
                                                              --------   ---------  --------    --------  --------  -------
                                                                                       (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold and securities purchased under
  agreements to resell.....................................   $  6,124   $    146    4.81%      $ 14,548  $   399    5.53%
Interest-bearing deposits with other financial institutions       --         --       --             250        8    6.45%
Securities held-to-maturity ...............................       --         --       --           4,072      134    6.64%
Securities available-for-sale .............................     69,326      2,112    6.14%        38,816    1,251    6.50%
Loans receivable (1) (2) ..................................     56,782      2,715    9.64%        59,477    2,938    9.96%
                                                              --------   --------               --------  -------
   Total interest earning assets ..........................    132,232   $  4,973    7.58%       117,163  $ 4,730    8.14%
                                                                         --------                         -------
                                                                         --------                         -------

Noninterest earning assets:
   Cash and due from banks - demand .......................      7,093                             5,611
   Other assets ...........................................      2,795                             3,258
   Allowance for credit losses ............................     (2,090)                           (1,948)
                                                              --------                          --------
   Total assets ...........................................   $140,030                          $124,084
                                                              --------                          --------
                                                              --------                          --------

Liabilities and shareholders' equity:
Interest-bearing deposits:
   Demand .................................................   $  6,765   $     44    1.31%      $  7,088  $    45    1.28%
   Money market and savings ...............................     25,262        341    2.72%        26,504      412    3.13%
   Time certificates of deposit:
    $100,000 or more ......................................     15,116        395    5.27%        12,490      358    5.78%
    Under $100,000 ........................................     12,652        346    5.51%        19,667      572    5.87%
                                                              --------   --------               --------  -------
   Total time certificates of deposit .....................     27,768        741    5.38%        32,157      930    5.83%
                                                              --------   --------               --------  -------
   Total interest-bearing deposits ........................     59,795      1,126    3.80%        65,749    1,387    4.25%
Federal funds purchased and securities sold
   under agreements to repurchase .........................        599         13    4.38%         3,522      103    5.90%
Other borrowings ..........................................     20,486        506    4.98%         3,848      111    5.82%
                                                              --------   --------               --------  -------
   Total interest-bearing liabilities .....................     80,880   $  1,645    4.10%        73,119  $ 1,601    4.42%
                                                                         --------                         -------
                                                                         --------                         -------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits ....................     44,938                            37,374
   Other liabilities ......................................        994                               961
Shareholders' equity ......................................     13,218                            12,630
                                                              --------                          --------
Total liabilities and shareholders' equity ................   $140,030                          $124,084
                                                              --------                          --------
                                                              --------                          --------

Net interest income (spread) ..............................              $  3,328    3.48%                $ 3,129    3.73%
                                                                         --------                         -------
                                                                         --------                         -------

   Net yield on earning assets (2) ........................                          5.08%                           5.39%

----------
(1) Includes average balance of nonperforming loans of $1.3 million and $7.4 million for 1999 and 1998, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $102,000 and $87,000 for the six months ended June 30, 1999 and 1998, respectively.

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


INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                        1999 VS 1998
                                                           ----------------------------------------
                                                           INCREASE (DECREASE) DUE TO(1)    NET
                                                           -----------------------------  INCREASE
                                                              VOLUME         RATE        (DECREASE)
                                                           -------------  ------------  -----------
Interest Income:
Federal funds sold and securities purchased under
 agreements to resell .....................................   $(204)        $ (49)        $(253)
Interest-bearing deposits with other financial institutions      (8)         --              (8)
Securities held-to-maturity ...............................    (134)         --            (134)
Securities available-for-sale .............................     934           (73)          861
Loans receivable (2) ......................................    (130)          (93)         (223)
                                                              -----         -----         -----
   Total interest-earning assets ..........................   $ 458         $(215)        $ 243
                                                              -----         -----         -----
                                                              -----         -----         -----

Interest Expense:
Interest-bearing deposits:
   Demand .................................................   $  (2)        $   1         $  (1)
   Money market and savings ...............................      (9)          (62)          (71)

   Time certificates of deposit:
      $100,000 or more ....................................      71           (34)           37
      Under $100,000 ......................................    (194)          (32)         (226)
                                                              -----         -----         -----
   Total time certificates of deposit .....................    (123)          (66)         (189)
                                                              -----         -----         -----
   Total interest-bearing deposits ........................    (134)         (127)         (261)
Federal funds purchased and securities sold under
 agreements to repurchase .................................     (66)          (24)          (90)
Other borrowings ..........................................     412           (17)          395
                                                              -----         -----         -----
      Total interest-bearing liabilities ..................   $ 212         $(168)        $  44
                                                              -----         -----         -----
                                                              -----         -----         -----

   Net interest income ....................................   $ 246         $ (47)        $ 199
                                                              -----         -----         -----
                                                              -----         -----         -----

------------------
(1) The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
(2) Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

LOAN PORTFOLIO

     The following comparative period-end table sets forth-certain information concerning the composition of the loan portfolio.


LOAN PORTFOLIO COMPOSITION

                                                                                   JUNE 30,             DECEMBER 31,
                                                                                    1999                   1998
                                                                          ----------------------  ------------------------
                                                                           AMOUNT       PERCENT    AMOUNT        PERCENT
                                                                          ---------   ----------  ---------     ---------
                                                                                    (DOLLARS IN THOUSANDS)
Commercial loans:
 Secured by one to four family
   residential properties .............................................   $  4,705           8%   $   5,005           9%
 Secured by multifamily
   residential properties .............................................      3,081           5        3,111           5
 Secured by commercial real
   properties .........................................................     21,852          36        20,839          36
 Other - secured and
   unsecured ..........................................................     28,675          47       24,337          43
Home equity lines of credit ...........................................        293           0          271           0
Consumer installment and
 unsecured loans to individuals .......................................      2,434           4        3,707           7
                                                                           -------         ---      -------         ---
   Total loans outstanding ............................................     61,040         100%      57,270         100%
                                                                                           ---                      ---
                                                                                           ---                      ---
Deferred net loan origination
 fees and purchased loan discount .....................................       (236)                    (298)
                                                                          --------                 --------
Loans receivable, net .................................................   $ 60,804                 $ 56,972
                                                                          --------                 --------
                                                                          --------                 --------

         Total loans outstanding increased by $3.8 million to $61.0 million at June 30, 1999 compared to $57.3 million at December 31, 1998. As indicated in the table above, the composition of the loan portfolio has remained relatively unchanged at June 30, 1999 compared to December 31, 1998, other than increases of $4.3 million in other secured and unsecured commercial loans and $1.0 million in secured by commercial real properties, offset by a $1.3 million decrease in consumer installment and unsecured loans to individuals.

         The following comparative period-end table sets forth certain information concerning nonperforming assets.


NONPERFORMING ASSETS

                                                             JUNE 30,    DECEMBER 31,
                                                               1999         1998
                                                            -----------  -----------
                                                              (DOLLARS IN THOUSANDS)
Nonaccrual loans ...........................................   $  789    $1,505
Troubled debt restructurings ...............................     --        --
Loans contractually past due ninety or more
   days with respect to either principal or
    interest and still accruing interest ...................       88      --
                                                               ------    ------
Nonperforming loans ........................................      877     1,505
Other real estate owned ....................................      382       417
Other assets-SBA guaranteed loan ...........................      176       176
                                                               ------    ------
Total nonperforming assets .................................   $1,435    $2,098
                                                               ------    ------
                                                               ------    ------


Allowance for credit losses as a percent of nonaccrual loans    260.6%    142.5%
Allowance for credit losses as a percent of
   nonperforming loans .....................................    234.4%    142.5%
Total nonperforming assets as a percent of loans receivable       2.4%      3.7%
Total nonperforming assets as a percent of total
   shareholders' equity ....................................     11.9%     15.8%


     Nonaccrual loans decreased by $716,000 during the first half of 1999 to $789,000 compared with $1.5 million at December 31, 1998, due to loans charged off of $200,000 and full collection of a $616,000 loan during the first half of 1999.

     Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest increased to $88,000 during the first half of 1999 compared to zero at December 31, 1998.

     Other real estate owned ("OREO") which included two undeveloped commercially zoned parcels and a undeveloped multi-family zoned parcel, decreased $35,000 to $382,000 at June 30, 1999 compared to $417,000 at
December 31, 1998 as a result of an additional valuation reserve recorded during the second quarter of 1999. Other assets - SBA guaranteed loan is one developed commercial retail property.

     As a result of these changes, the amount of nonperforming assets at June 30, 1999 decreased 31.6% from the level at December 31, 1998.

     Loan delinquencies greater than 30 days past due increased to $902,000 or 1.5% of loans outstanding at June 30, 1999 from $570,000 or 1.0 % of loans outstanding at December 31, 1998. This increase in loan delinquencies during the first half of 1999 was due to increases of $292,000 of loans past due 30-60 days and $83,000 of loans past due 90 days and over, offset by a decrease of $43,000 of loans past due 60-90 days.

ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.


ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                           -------------------     -----------------
                                                             1999         1998      1999      1998
                                                           ---------   -------     -------  --------
                                                                     (DOLLARS IN THOUSANDS)
Balance, beginning of period .............................   $ 2,021    $ 1,953    $ 2,144   $ 2,023
Loans charged off:
   Commercial loans:
    Secured by one to four family residential properties .      --         --         --           4
    Secured by commercial real properties ................      --         --          128      --
    Other - secured and unsecured ........................      --           52         42        52
   Consumer installment and unsecured loans to individuals        25         85         30       169
                                                             -------    -------    -------   -------
   Total loans charged off ...............................        25        137        200       225

Recoveries of loans previously charged off:
   Commercial loans:
    Secured by one to four family residential properties .        31          2         31         2
    Secured by commercial real properties ................         9       --            9
    Other - secured and unsecured ........................        18         73         56        77
   Consumer installment and unsecured loans to individuals         2        198         16       212
                                                             -------    -------    -------   -------
   Total recoveries of loans previously charged off ......        60        273        112       291
                                                             -------    -------    -------   -------
   Net charge-offs (recoveries) ..........................       (35)      (136)        88       (66)
   Provision for credit losses ...........................      --         --         --        --
                                                             -------    -------    -------   -------
   Balance, end of period ................................   $ 2,056    $ 2,089    $ 2,056   $ 2,089
                                                             -------    -------    -------   -------
                                                             -------    -------    -------   -------

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133." This statement is an amendment to SFAS No. 133 and modifies the effective date of the statement to fiscal years beginning after June 15, 2000 and miscellaneous initial application procedures. The Company currently does not own any derivative instruments. Therefore, management does not believe that these statements will have a significant impact on the Company.

CAPITAL ADEQUACY REQUIREMENTS

     At June 30, 1999 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of June 30, 1999 and December 31, 1998.

     On July 30, 1999 the Company contributed $2.4 million of capital to the Bank to enable it to increase its legal lending limit and provide sufficient capital for continued growth.


REGULATORY CAPITAL INFORMATION
OF THE COMPANY AND BANK

                              WELL CAPITALIZED    JUNE 30,   DECEMBER 31,
                                 STANDARDS          1999         1998
                             ------------------- ----------- --------------
COMPANY:
Tier 1 leverage .........            N/A            9.36%        8.78%
Tier 1 risk-based capital            N/A           16.53%       17.38%
Total risk-based capital             N/A           17.80%       18.65%

BANK:
Tier 1 leverage .........           5.00%           7.10%        6.69%
Tier 1 risk-based capital           6.00%          12.73%       13.48%
Total risk-based capital           10.00%          14.00%       14.75%

LIQUIDITY

     The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans. Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 69.9% of total funding in the second quarter of 1999, compared to 72.2% in the fourth quarter of 1998.

 ASSET LIABILITY MANAGEMENT

     The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated a liability sensitive position of $4.0 million at June 30, 1999, a decrease from a liability sensitive position of $7.6 million at December 31, 1998. This decrease resulted from the Company's continuing effort to minimize its exposure to changes in net interest income due to rapid movements in interest rates. During the last six months, the Company has decreased its available-for-sale investment securities portfolio that reprices after one year to $39.3 million at June 30, 1999 from $53.2 million at December

31, 1998, increased its portfolio of loans that reprices after one year to $20.5 million at June 30, 1999 from $17.0 million at December 31, 1998, and increased its interest bearing transaction deposit accounts and borrowed funds to $61.8 million from $50.9 million during this same period. The Company's liability sensitive position during a period of slowly rising or declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest-bearing demand, savings and money market deposit accounts historically have not increased proportionately with changes in interest rates.



RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                          JUNE 30, 1999
                                               ----------------------------------------------------------
                                                                    MATURING OR REPRICING IN
                                               ----------------------------------------------------------
                                                 LESS    AFTER THREE    AFTER ONE
                                                 THAN      MONTHS         YEAR
                                                THREE    BUT WITHIN    BUT WITHIN    AFTER
                                                MONTHS     ONE YEAR      5 YEARS    5 YEARS       TOTAL
                                               -------  -----------    -----------  ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Federal funds sold and securities
   purchased under agreements to resell ....   $ 17,600     $   --       $   --      $   --      $ 17,600
Securities available-for-sale ..............     18,640        6,542       32,329       7,011      64,522
FRB and other stock, at cost ...............       --           --           --         1,715       1,715
Loans receivable ...........................     23,936       16,343       10,457      10,068      60,804
                                               --------     --------     --------    --------    --------
   Total rate-sensitive assets .............     60,176       22,885       42,786      18,794     144,641


Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
   Demand, money market and
      savings ..............................     42,331         --           --          --        42,331
   Time certificates of deposit ............     10,727       14,458        3,834         548      29,567
Federal funds purchased and securities
   sold under agreements to repurchase .....      2,000         --           --          --         2,000
Other borrowings ...........................     17,500         --           --          --        17,500
                                               --------     --------     --------    --------    --------

   Total rate-sensitive liabilities ........     72,558       14,458        3,834         548      91,398
Interest rate-sensitivity gap ..............    (12,382)       8,427       38,952      18,246      53,243
                                               --------     --------     --------    --------    --------
                                               --------     --------     --------    --------    --------
Cumulative interest rate-sensitivity gap ...   $(12,382)    $ (3,955)    $ 34,997    $ 53,243
                                               --------     --------     --------    --------
                                               --------     --------     --------    --------
Cumulative ratio of rate sensitive assets to
   rate-sensitive liabilities ..............         83%          95%         139%        158%
                                               --------     --------     --------    --------
                                               --------     --------     --------    --------

(1)Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                   DECEMBER 31, 1998
                                              ------------------------------------------------------------
                                                                MATURING OR REPRICING IN
                                              ------------------------------------------------------------
                                                LESS    AFTER THREE    AFTER ONE
                                                THAN     MONTHS         YEAR
                                               THREE    BUT WITHIN    BUT WITHIN     AFTER
                                               MONTHS    ONE YEAR      5 YEARS       5 YEARS      TOTAL
                                              --------- ----------    ----------    ---------   ----------
                                                                   (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Interest-bearing deposits with other
   financial institutions ..................   $   --       $   --       $   --      $   --      $   --
Federal funds sold and securities
   purchased under agreements to resell ....      6,800         --           --          --         6,800
Securities held-to-maturity ................       --           --           --          --          --
Securities available-for-sale ..............     15,881        1,414        2,183      50,980      70,458
FRB and other stock, at cost ...............       --           --           --         1,391       1,391
Loans receivable ...........................     23,562       16,391       11,738       5,281      56,972
                                               --------     --------     --------    --------    --------
   Total rate-sensitive assets .............     46,243       17,805       13,921      57,652     135,621


Rate-Sensitive Liabilities:(1)
Interest bearing deposits:
   Demand, money market and
      savings ..............................     30,550         --           --          --        30,550
   Time certificates of deposit ............      9,743       11,089        7,668         547      29,047
Federal funds purchased and securities
   sold under agreements to repurchase .....      1,000         --           --          --         1,000
Other borrowings ...........................     15,800        3,500         --          --        19,300
                                               --------     --------     --------    --------    --------
   Total rate-sensitive liabilities ........     57,093       14,589        7,668         547      79,897
Interest rate-sensitivity gap ..............    (10,850)       3,216        6,253      57,105      55,724
                                               --------     --------     --------    --------    --------
                                               --------     --------     --------    --------    --------
Cumulative interest rate-sensitivity gap ...   $(10,850)    $ (7,634)    $ (1,381)   $ 55,724
                                               --------     --------     --------    --------
                                               --------     --------     --------    --------
Cumulative ratio of rate sensitive assets to
   rate-sensitive liabilities ..............         81%          89%          98%        170%
                                               --------     --------     --------    --------
                                               --------     --------     --------    --------

(1)Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

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

     At June 30, 1999, the Company's plan on assessment, renovation, validation and contingency planning to address the Year 2000 issue is complete. The Company has obtained Year 2000 certifications from all mission critical service bureaus, software providers and vendors or suppliers and Year 2000 certifications from 90% of all non-mission critical service bureaus, software providers, vendors or suppliers and/or other significant third parties. An alternative vendor contingency plan has been completed for non-mission critical vendors who have not yet certified compliance and vendors with priority ranking as to catastrophic, severe and sustainable.

     The Company's approach to evaluating potential Year 2000 issues pertaining to its borrowers was first to determine the level of loans dependent on borrower cash flow versus collateral such as real estate, and second to make an assessment of loans, over a certain dollar volume, which may have exposure to Year 2000 issues. The Company has determined that loans representing approximately 43% of the dollar volume of its loan portfolio are not collateralized by real estate. Further, the Company is not aware of any pending issues that would have caused the Company not to extend credit to the borrowers where loan repayment is more dependent on cash flows than on possibly sale of collateral. The Company specifically reviewed approximately 80% of the dollar volume of its loan portfolio to assess the potential Year 2000 issues by first determining whether the borrower was exposed to Year 2000 date changes (e.g. individual versus commercial) and second, completing an assessment of those borrowers it determined may have potential exposure to Year 2000 issues. Based on this assessment the Company is not aware of any pending issues that would cause it not to extend credit to these borrowers. However, the Company's credit risk associated with loans may increase as reliance on third party responses is subject to both the borrowers' understanding of the potential Year 2000 issues and the borrowers' determination of the impact on its ability to fulfill contractual loan obligations. As a result, there may be increases in the Company's problem loans and credit losses in future years. Although it is not possible to quantify the complete potential impact of such losses at this time, management has no current information which would lead it to believe that these potential losses would be material.

     The financial impact of making the required systems testing and enhancement described above is expected to be approximately $85,000. Approximately $45,000 has been expended as of June 30, 1999.

     The Company has developed contingency plans for implementation in the event that mission critical service bureaus, software providers, vendors, suppliers or other significant third parties fail to adequately address Year 2000 issues. While these plans have been tested and validated, there can be no assurance that any such plans will fully mitigate any such failures or problems. Furthermore, there may be certain mission critical third parties, such as utilities or telecommunication companies, where alternative arrangements or sources are limited or unavailable.

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

RISK OF DECLINES IN ASSET QUALITY

     The Company's results of operations depend significantly on the quality of its assets. While the Company has developed and implemented underwriting policies and procedures in connection with the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. High levels of non-performing assets will adversely affect the Company's results of operations and financial condition. A borrower's ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services. The Company has devoted and continues to devote substantial time and resources to the identification, collection and workout of non-performing assets, which has resulted in a significant decrease in its nonperforming assets from $12.0 million, or 5.2%, of total assets at December 31, 1994 to 1.4 million, or 0.9%, of total assets at June 30, 1999. However, no assurance can be given that the Company will not have material additional non-performing assets in the future.

ADEQUACY OF ALLOWANCES FOR LOSSES

     The Company establishes allowances for credit losses against each segment of its loan portfolio. At June 30, 1999, its allowance for credit losses equaled 3.4% of loans receivable and 234.4% of nonperforming loans. Although the Company believes that it had established adequate allowances for credit losses as of June 30, 1999, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews its allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size of the loan portfolio. Increases in the provisions for credit losses would adversely affect its results of operations.

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


                                          NATIONAL MERCANTILE BANCORP
                                          ------------------------------------
                                          (Registrant)



DATE:    August ____, 1999                /s/   SCOTT A. MONTGOMERY
         ---------------------            ------------------------------------
                                          SCOTT A. MONTGOMERY
                                          Chief Executive Officer

DATE:    August ___, 1999                 /s/   JOSEPH W. KILEY III
         ---------------------            ------------------------------------
                                          JOSEPH W. KILEY, III
                                          Chief Financial Officer