Form 10QSB
period 1999-09-30
NATIONAL MERCANTILE BANCORP
filed 1999-11-15
CIK 714801

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999, Commission File Number: 0-15982

                           NATIONAL MERCANTILE BANCORP
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           California                                 95-3819685
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 Incorporation or organization)                       Identification No.)

        1840 Century Park East, Los Angeles, California      90067
-------------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

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

                      YES         X            NO
                           -------------            --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of October 29, 1999 was 677,195.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30,
                                                                                  1999           DECEMBER 31,
                                                                              (UNAUDITED)           1998
                                                                              -------------      ------------
                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks-demand .......................................         $   7,031          $   5,405
Federal funds sold and securities purchased under agreements to resell             8,300              6,800
                                                                               ---------          ---------
     Cash and cash equivalents .......................................            15,331             12,205
Securities available-for-sale, at fair value;
  aggregate amortized cost of $69,046 and $70,247
  at September 30, 1999 and December 31, 1998, respectively ..........            67,532             70,458
FRB and other stock, at cost .........................................             1,643              1,391
Loans receivable .....................................................            69,793             56,972
   Allowance for credit losses .......................................            (2,162)            (2,144)
                                                                               ---------          ---------
     Net loans receivable ............................................            67,631             54,828
Premises and equipment, net ..........................................               651                726
Other real estate owned, net .........................................               382                593
Accrued interest receivable and other assets .........................             1,685              1,422
                                                                               ---------          ---------
     Total assets ....................................................         $ 154,855          $ 141,623
                                                                               ---------          ---------
                                                                               ---------          ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand .........................................         $  44,113          $  47,375
  Interest-bearing demand ............................................             7,129              6,835
  Money market .......................................................            31,077             21,652
  Savings ............................................................             1,066              2,063
  Time certificates of deposit:
     $100,000 or more ................................................            27,619             14,966
     Under $100,000 ..................................................             8,673             14,081
                                                                               ---------          ---------
        Total deposits ...............................................           119,677            106,972
Federal funds purchased and securities sold
  under agreements to repurchase .....................................             2,021              1,000
Other borrowings .....................................................            19,500             19,300
Accrued interest payable and other liabilities .......................             1,522              1,093
                                                                               ---------          ---------
        Total liabilities ............................................           142,720            128,365
Shareholders' equity:
  Preferred stock: (10,000 shares undesignated)
     Series A non-cumulative convertible perpetual
      preferred stock; authorized 990,000 shares; issued
      and outstanding 900,000 shares .................................             7,350              7,350
  Common stock, no par value; authorized 10,000,000
    shares; issued and outstanding 677,195 shares and 677,048 shares
    at September 30, 1999 and December 31, 1998, respectively ........            24,614             24,613
  Accumulated deficit ................................................           (18,315)           (18,916)
  Accumulated other comprehensive income .............................            (1,514)               211
                                                                               ---------          ---------
        Total shareholders' equity ...................................            12,135             13,258
                                                                               ---------          ---------
        Total liabilities and shareholders' equity ...................         $ 154,855          $ 141,623
                                                                               ---------          ---------
                                                                               ---------          ---------

         See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                                                   --------------------      ---------------------
                                                                                     1999        1998           1999         1998
                                                                                   -------      -------      -------       -------
                                                                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
   Loans, including fees ....................................................      $ 1,465      $ 1,461      $ 4,180       $ 4,399
   Securities held-to-maturity ..............................................          -            -            -             134
   Securities available-for-sale ............................................        1,104          918        3,216         2,169
   Federal funds sold and securities purchased under agreements to resell ...          136          196          282           595
   Interest-bearing deposits with other financial institutions ..............          -              3          -              11
                                                                                   -------      -------      -------       -------
       Total interest income ...............................................         2,705        2,578        7,678         7,308

Interest expense:
   Interest-bearing demand ..................................................           23           26           67            71
   Money market and savings .................................................          237          215          578           627
   Time certificate of deposits:
     $100,000 or more .......................................................          320          212          715           570
     Under $100,000 .........................................................          137          289          483           861
                                                                                   -------      -------      -------       -------
       Total interest expense on deposits ...................................          717          742        1,843         2,129
   Federal funds purchased and securities sold under agreements to repurchase           22           32           35           135
   Other borrowed funds .....................................................          236          165          742           276
                                                                                   -------      -------      -------       -------
       Total interest expense ...............................................          975          939        2,620         2,540
                                                                                   -------      -------      -------       -------
       Net interest income before provision for credit losses ...............        1,730        1,639        5,058         4,768
Provision for credit losses .................................................          -            -            -             -
                                                                                   -------      -------      -------       -------
   Net interest income after provision for credit losses ....................        1,730        1,639        5,058         4,768

Other operating income:
   Net (loss) gain on sale of securities available-for-sale .................          -              1           (1)           39
   International services ...................................................           46           19           72            68
   Investment division ......................................................           15           12           43            31
   Deposit-related and other customer services ..............................          136          123          391           395
   Gain on sale of other real estate owned and fixed assets .................          -            -            -              68
                                                                                   -------      -------      -------       -------
       Total other operating income .........................................          197          155          505           601
Other operating expenses:
   Salaries and related benefits ............................................          786          792        2,406         2,332
   Net occupancy ............................................................          257          211          745           624
   Furniture and equipment ..................................................           51           76          160           210
   Printing and communications ..............................................           79           57          198           174
   Insurance and regulatory assessments .....................................           74           74          223           230
   Customer services ........................................................          148          213          514           600
   Computer data processing .................................................           81           75          234           213
   Legal services ...........................................................           33           56           47           140
   Other professional services ..............................................           76           73          223           214
   Other real estate owned expenses .........................................            5            6           45            15
   Promotion and other expenses .............................................           49           53          147           168
                                                                                   -------      -------      -------       -------
       Total other operating expenses .......................................        1,639        1,686        4,942         4,920
                                                                                   -------      -------      -------       -------
     Net income before provision for income taxes ...........................          288          108          621           449
Provision for income taxes ..................................................            8            6           20             8
                                                                                   -------      -------      -------       -------
     Net income .............................................................      $   280      $   102      $   601       $   441
                                                                                   -------      -------      -------       -------
                                                                                   -------      -------      -------       -------
     Earnings per share:
       Basic ................................................................      $  0.41      $  0.15      $  0.89       $  0.65
                                                                                   -------      -------      -------       -------
                                                                                   -------      -------      -------       -------
       Diluted ..............................................................      $  0.11      $  0.04      $  0.24       $  0.17
                                                                                   -------      -------      -------       -------
                                                                                   -------      -------      -------       -------

        See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               -----------------------
                                                                                 1999          1998
                                                                               ---------     ---------
                                                                              (DOLLARS IN THOUSANDS)
Net cash flow from operating activities:
   Net income .............................................................     $    601      $    441
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .........................................          144           183
    Gain on sale of fixed assets ..........................................          -              (9)
    Gain on sale of other real estate owned ...............................          -             (59)
    Provision for loss on other real estate owned .........................           35           -
    Net loss (gain) on sale of securities available-for-sale ..............            1           (39)
    Net amortization of premiums on securities ............................           63            66
    Net accretion of discounts on loans purchased .........................          (25)          (24)
    Increase in accrued interest receivable and other assets ..............          (87)         (124)
    Increase in accrued interest payable and other liabilities ............          429           239
                                                                                --------      --------
       Net cash provided by operating activities ..........................        1,161           674

Cash flows from investing activities:
   Purchase of securities available-for-sale ..............................      (11,040)      (62,290)
   Proceeds from sales of securities available-for-sale ...................        1,016         6,102
   Proceeds from repayments and maturities of securities available-for-sale       10,909        16,471
   Proceeds from repayments and maturities of securities-held-to-maturity .          -          14,000
   Loan originations and principal collections, net .......................      (12,778)         (515)
   Proceeds from sale of other real estate owned ..........................          -             319
   Net purchases of premises and equipment ................................          (69)         (176)
                                                                                --------      --------
       Net cash used in investing activities ..............................      (11,962)      (26,089)

Cash flows from financing activities:
   Net increase in demand deposits, money market and savings accounts .....        5,460        15,595
   Net increase in time certificates of deposit ...........................        7,245         4,194
   Net increase (decrease) in federal funds purchased and securities
    sold under agreements to repurchase ...................................        1,021        (5,050)
   Net increase in other borrowed funds ...................................          200         8,000
   Net proceeds from exercise of stock options ............................            1           -
                                                                                --------      --------
       Net cash provided by financing activities ..........................       13,927        22,739
                                                                                --------      --------
Net increase (decrease) in cash and cash equivalents ......................        3,126        (2,676)
Cash and cash equivalents, January 1 ......................................       12,205        16,086
                                                                                --------      --------
Cash and cash equivalents, September 30 ...................................     $ 15,331      $ 13,410
                                                                                --------      --------
                                                                                --------      --------
Supplemental cash flow information:

   Cash paid for interest .................................................     $  2,756      $  2,416
   (Decrease) increase in unrealized gain on securities
     available-for-sale ...................................................     $ (1,725)     $    756


          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                      ACCUMULATED
                                               PREFERRED STOCK           COMMON STOCK                    OTHER
                                              ------------------      -----------------  ACCUMULATED COMPREHENSIVE
                                              SHARES      AMOUNT      SHARES     AMOUNT     DEFICIT      INCOME      TOTAL
                                              ------      ------      ------     ------  ----------- -------------   -----
                                                                 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 1, 1999 ...............    900,000    $  7,350     677,048   $ 24,613   $(18,916)   $    211    $ 13,258
   Stock options exercised ...............                                147          1                                  1
   Comprehensive income:
      Other comprehensive income:
      Unrealized holding losses during
       the period ........................                                                               (1,726)     (1,726)
      Add: Reclassification adjustment for
       losses included in net income .....                                                                    1           1
      Net income .........................                                                      601                     601
                                                                                                                   --------
          Comprehensive income ...........                                                                           (1,124)
                                              -------    --------     -------   --------   --------    --------    --------
Balance at September 30, 1999 ............    900,000    $  7,350     677,195   $ 24,614   $(18,315)   $ (1,514)   $ 12,135
                                              -------    --------     -------   --------   --------    --------    --------
                                              -------    --------     -------   --------   --------    --------    --------

         See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and consolidated results of operations and cash flows for such interim periods. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 ("1998 Form 10-KSB").

NOTE 2--EARNINGS PER SHARE

     Earnings per basic common share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing earnings per basic common share for the three and nine months ended September 30, 1999 and 1998 was 677,195, 677,117, 677,048 and 677,065, respectively. The weighted average number of common shares and common share equivalents outstanding used in computing earnings per diluted common share for the three and nine months ended September 30, 1999 and 1998 was 2,478,897, 2,477,753, 2,537,127 and 2,553,863,
respectively. All periods presented were restated to reflect the 100% common stock dividend in February 1998, which was accounted for as a 2 for 1 stock split.

     The following table is a reconciliation of net income (loss) and shares used in the computation of earnings per basic and diluted common share:

                                                                                   PER SHARE
                                                           NET INCOME     SHARES     AMOUNT
                                                         --------------   ------   ---------
                                                         (IN THOUSANDS)
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
                 Basic EPS ...........................    $      280       677,195    $0.41
                                                                                      -----
                                                                                      -----
                 Effect of dilutive securities:
                     Options and warrants ............                       1,702
                     Convertible preferred stock .....                   1,800,000
                                                          ----------     ---------
                 Diluted EPS .........................    $      280     2,478,897    $0.11
                                                          ----------     ---------    -----
                                                          ----------     ---------    -----

        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998:
                 Basic EPS ...........................    $      102       677,048    $0.15
                                                                                      -----
                                                                                      -----
                 Effect of dilutive securities:
                      Options and warrants ...........                      60,079
                      Convertible preferred stock ....                   1,800,000
                                                          ----------     ---------
                 Diluted EPS .........................    $      102     2,537,127    $0.04
                                                          ----------     ---------    -----
                                                          ----------     ---------    -----
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
                 Basic EPS ...........................    $      601       677,117    $0.89
                                                                                      -----
                                                                                      -----
                 Effect of dilutive securities:
                       Options and warrants ..........                         636
                       Convertible preferred stock ...                   1,800,000
                                                          ----------     ---------
                 Diluted EPS .........................    $      601     2,477,753    $0.24
                                                          ----------     ---------    -----
                                                          ----------     ---------    -----
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:
                 Basic EPS ...........................    $      441       677,065    $0.65
                                                                                      -----
                                                                                      -----
                 Effect of dilutive securities:
                       Options and warrants ..........                      76,798
                       Convertible preferred stock ...                   1,800,000
                                                          ----------     ---------
                 Diluted EPS .........................    $      441     2,553,863    $0.17
                                                          ----------     ---------    -----
                                                          ----------     ---------    -----

NOTE 3--INVESTMENT SECURITIES

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

NOTE 5--INCOME TAXES

     No income tax provision was recorded during the third quarters of 1999 and 1998 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

     For tax purposes at December 31, 1998, the Company had: (i) federal net operating loss carryforwards of $21.2 million, which begin to expire in the year 2007; (ii) California net operating loss carryforwards of $9.8 million, of which $5.0 million will expire in 1999, $3.2 million will expire in 2000, $1.3 million will expire in 2001, and $300,000 will expire in 2002; and (iii) an Alternative Minimum Tax credit of $230,000 which may be carried forward indefinitely.


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

RESULTS OF OPERATIONS

     The Company recorded net income of $280,000, or $0.11 diluted earnings per share, during the third quarter of 1999, compared to $102,000, or $0.04 diluted earnings per share, during the third quarter of 1998. Net income per basic share was $0.41 and $0.15 during the third quarters of 1999 and 1998, respectively. The improvement between the third quarter of 1999 compared to the third quarter of 1998 resulted primarily from an increase in net interest income of $91,000 or 5.6% and an increase in other operating income of $42,000 or 27.1%, complemented by a $47,000 or 2.8% decrease in other operating expenses.

     Net income during the first nine months of 1999 was $601,000, or $0.24 diluted earnings per share, compared to $441,000, or $0.17 diluted earnings per share, during the first nine months of 1998. Net income per basic share was $0.89 and $0.65 during the first nine months of 1999 and 1998, respectively. The improvement between the first nine months of 1999 compared to the first nine months of 1998 resulted largely from a $290,000, or 6.1% increase in net interest income, offset by a decrease of $96,000 or 16.0% in other operating income and a $22,000 or 0.4% increase in other operating expenses.

     Return on average assets during the third quarter and first nine months of 1999 was 0.74% and 0.56%, respectively, compared with 0.28% and 0.45% during the third quarter and first nine months of 1998, respectively. Return on average equity during the third quarter and first nine months of 1999 was 9.44% and 6.31%, respectively, compared with 3.09% and 4.61% during the third quarter and first nine months of 1998, respectively.

     The increase in net interest income during the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998 resulted primarily from an increase in the net average interest-earning assets (the difference between average interest-earning assets and average interest-bearing liabilities) of $968,000 and $5.2 million, respectively. Growth in average interest-earning assets occurred primarily through the purchase of securities. The Company funded this growth with liquidity provided by increased deposits and other borrowings.

     During the three and nine months ended September 30, 1999 and 1998 the Company experienced a compressed net interest margin as a result of a higher proportion of average interest-earning assets consisting of lower yielding securities and federal funds sold and a decline in the market interest rates, which had a greater impact on the Company's interest-earning assets than on its interest-bearing liabilities. During the latter part of 1998, the composition of the Company's investment securities portfolio shifted from one which was primarily comprised of fixed rate callable federal agency securities to a portfolio comprised of fixed rate mortgage-backed securities ("MBS"), collateralized mortgage obligations ("CMO") and real estate mortgage investment conduits ("REMIC"). In addition, during the latter part of 1998 through the first quarter of 1999, the Company invested approximately $19.5 million in securities that bear interest at rates which adjust monthly and quarterly based on London Inter-Bank Offer Rate ("LIBOR") interest rate index, which were funded primarily by variable rate borrowings totaling $14.5 million which adjust monthly based on LIBOR. At September 30, 1999, the Company did not hold investment securities with a call option feature other than the embedded prepayment option associated with mortgage securities.

     During the third quarter and first nine months of 1999, the Company experienced a decrease in the weighted average yield on loans receivable compared to the same periods in 1998, primarily due to repricing, refinancing and new funding of loans at lower interest rates as a result of lower market interest rates in 1999 compared to 1998. The weighted average yield on loans receivable decreased from 9.34% and 9.75% during the third quarter and first nine months of 1998, respectively, to 9.04% and 9.42% during the third quarter and first nine months of 1999, respectively.

     The weighted average yield on securities decreased during the third quarter and first nine months of 1999 to 6.26% and 6.18%, respectively, compared from 6.32% and 6.43% during the third quarter and first nine months of 1998, respectively. These decreases reflected the overall downward trend in market interest rates, which had a greater impact on securities yielding variable rates. Additionally, lower market rates, particularly during the fourth quarter of 1998, induced the issuers of securities with an optional principal redemption feature to exercise such "call" options, the proceeds of which was reinvested into lower yielding securities.

     The weighted average cost of interest-bearing liabilities decreased during the third quarter and first nine months of 1999 to 4.09% and 4.10%, respectively, from 4.41% during both the third quarter and first nine months of 1998. These decreases were due primarily to a decrease in cost of borrowings with variable rates resulting from a decrease in market interest rates, and a decrease in cost of certificate of deposits as result of Company's continued effort to replace the maturing high yielding wholesale deposits with lower yielding retail deposits.

     Average loans receivable increased $2.2 million, or 3.6%, to $64.3 million during the quarter ended September 30, 1999 compared to $62.0 million during the quarter ended September 30, 1998. Average securities available-for-sale increased by

$12.4 million to $70.0 million during the quarter ended September 30, 1999 compared to $57.6 million during the quarter ended September 30, 1998. These increases in the loan and securities portfolios were funded by the liquidity provided by the growth in deposits and other borrowings.

     Average deposits increased $3.6 million, or 3.1%, to $118.0 million during the third quarter of 1999 compared to $114.4 million during the third quarter of 1998, due primarily to additional deposits generated by the Bank's business banking and entertainment divisions. Average securities sold under agreements to repurchase and other borrowed funds (collectively referred to as other borrowings) increased $5.9 million to $19.5 million during the quarter ended September 30, 1999 from $13.6 million during the quarter ended September 30, 1998. This increase in other borrowed funds was primarily the result of borrowings from the Federal Home Loan Bank ("FHLB"), the majority of which bear interest at rates that are adjusted monthly based on the London InterBank Offer Rate ("LIBOR") interest rate index. The proceeds from these borrowings were used to purchase investment securities that bear interest at rates adjusted monthly based on LIBOR.

     Average loans receivable decreased $1.0 million, or 1.7%, during the first nine months of 1999 to $59.3 million compared to $60.3 million during the first nine months of 1998. During these same periods, average securities available-for-sale increased $24.4 million to $69.6 million compared to $45.2 million, and average securities held-to-maturity decreased $2.7 million to zero. Average deposits during the nine months ended September 30, 1999 increased $2.3 million, or 2.1%, rising to $109.2 million compared to $106.9 million during the comparable period of 1998.

     The Company made no provision for credit losses during the nine months ended September 30, 1999 and 1998. Loans charged off during the third quarter and first nine months of 1999 were $11,000 and $211,000, respectively, compared to $121,000 and $346,000 during the third quarter and first nine months of 1998, respectively. Recoveries were $117,000 and $229,000 during the third quarter and first nine months of 1999, respectively, compared to $92,000 and $383,000 during the third quarter and first nine months of 1998, respectively.

     Other operating income, excluding gains and losses on the sale of securities and assets, totaled $197,000 during the third quarter of 1999, up 27.9%, from $154,000 during the third quarter of 1998, due primarily to an increase of $27,000 in foreign exchange income. During the nine months ended September 30, 1999, other operating income, excluding gains and losses on the sale of securities and assets, totaled $506,000, an increase of 2.4%, from $494,000 during the comparable period in 1998.

     The Company recorded no net gain or loss on sale of securities during the third quarter of 1999 compared to a net gain of $1,000 during same period in 1998. During the first nine months of 1999, the Company recorded a net loss of $1,000 on sale of securities compared to net gain of $39,000 during corresponding period of 1998. The Company incurred neither gain nor loss on sale of other real estate owned and fixed assets during the third quarter and first nine months of 1999 compared to zero and a gain of $68,000 during the third quarter and first nine months of 1998, respectively.

     Other operating expenses decreased to $1.6 million during the third quarter of 1999 compared to $1.7 million during the third quarter of 1998. Customer services expense decreased $65,000 during the quarter ended September 30, 1999 compared to the corresponding quarter in 1998 as a result of decreased volume of escrow deposits. Net occupancy expense increased $46,000 during the quarter ended September 30, 1999 compared to the third quarter of 1998, due primarily to increased escalation and operating cost associated with the Company's corporate and retail premises lease.

     Other operating expenses increased to $4.94 million during the nine months ended September 30, 1999 compared to $4.92 million during the same period of 1998. Salaries and related benefits increased $74,000 during the first nine months of 1999 compared to the same period in 1998 due to Company's continued expansion of the business banking and entertainment loan production staff to facilitate growth. Net occupancy expense increased $121,000 during the first nine months of 1999 compared to the same period in 1998 due to same factor that caused the increase between the third quarters of 1999 compared to 1998 discussed above. Customer service related expense decreased $86,000 during the first nine months of 1999 compared to the same period in 1998 due to decreased volume of escrow deposits. Legal expense decreased $93,000 during the first nine months of 1999 compared to the same period in 1998, primarily as a result of expense recoveries associated with the collection of nonperforming loans.

     The following table presents the components of net interest income for the quarters ended September 30, 1999 and 1998.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME

                                                                                       THREE MONTHS ENDED
                                                              -------------------------------------------------------------------
                                                                     SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                                              --------------------------------  ---------------------------------
                                                                                      WEIGHTED                           WEIGHTED
                                                                           INTEREST   AVERAGE               INTEREST     AVERAGE
                                                              AVERAGE       INCOME/    YIELD/   AVERAGE      INCOME/      YIELD/
                                                               AMOUNT       EXPENSE     RATE     AMOUNT      EXPENSE      RATE
                                                              -------     ---------  --------  --------    ---------     -------
                                                                                       (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold and securities purchased under
  agreements to resell .....................................  $ 10,503    $     136     5.14%   $ 13,860     $     196     5.61%
Interest-bearing deposits with other financial institutions.       -            -          -         250             3     6.06%
Securities held-to-maturity ................................       -            -          -           -             -       -
Securities available-for-sale ..............................    69,996        1,104     6.26%     57,590           918     6.32%
Loans receivable (1) (2) ...................................    64,271        1,465     9.04%     62,039         1,461     9.34%
                                                               -------    ---------            ---------     ---------
    Total interest earning assets ..........................   144,770    $   2,705     7.41%    133,739     $   2,578     7.65%
                                                                          ---------                          ---------
                                                                          ---------                          ---------
Noninterest earning assets:
    Cash and due from banks - demand .......................     6,634                             6,904
    Other assets ...........................................     2,857                             3,332
    Allowance for credit losses and net unrealized
      (loss) gain on securities available-for-sale .........    (3,903)                           (1,890)
                                                             ---------                         ---------
    Total assets ........................................... $ 150,358                         $ 142,085
                                                             ---------                         ---------
                                                             ---------                         ---------
Liabilities and shareholders' equity:
Interest-bearing deposits:
    Demand .................................................  $  6,798    $      23     1.34%  $   8,081     $      26     1.28%
    Money market and savings ...............................    32,344          237     2.91%     28,215           215     3.02%
    Time certificates of deposit:
      $100,000 or more .....................................    25,899          320     4.90%     14,909           212     5.64%
      Under $100,000 .......................................    10,026          137     5.42%     19,679           289     5.83%
                                                               -------    ---------              -------      ---------
    Total time certificates of deposit .....................    35,925          457     5.05%     34,588           501     5.75%
                                                               -------    ---------              -------      ---------
    Total interest-bearing deposits ........................    75,067          717     3.79%     70,884           742     4.15%
Federal funds purchased and securities sold
  under agreements to repurchase ...........................     2,013           22     4.34%      2,100            32     6.05%
Other borrowings ...........................................    17,467          236     5.36%     11,500           165     5.69%
                                                               -------    ---------              -------      ---------
    Total interest-bearing liabilities .....................    94,547    $     975     4.09%     84,484      $    939     4.41%
                                                                          ---------                           ---------
                                                                          ---------                           ---------
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits ....................    42,907                            43,507
    Other liabilities ......................................     1,134                             1,010
Shareholders' equity .......................................    11,770                            13,084
                                                             ---------                         ---------
Total liabilities and shareholders' equity ................. $ 150,358                         $ 142,085
                                                             ---------                         ---------
                                                             ---------                         ---------
Net interest income (spread) ...............................              $   1,730     3.32%                 $  1,639     3.24%
                                                                          ---------                          ---------
                                                                          ---------                          ---------
    Net yield on earning assets (2) ........................                            4.74%                              4.86%


--------------

(1) Includes average balance of nonperforming loans of $900,000 and $7.8 million for 1999 and 1998, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $14,000 and $34,000 for the three months ended September 30, 1999 and 1998, respectively.

     The following table presents the components of net interest income for the nine months ended September 30, 1999 and 1998.


AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME


                                                                                      NINE MONTHS ENDED
                                                       ----------------------------------------------------------------------------
                                                                  SEPTEMBER 30, 1999                      SEPTEMBER 30, 1998
                                                       --------------------------------------    ----------------------------------
                                                                                     WEIGHTED                              WEIGHTED
                                                                      INTEREST        AVERAGE                  INTEREST     AVERAGE
                                                       AVERAGE        INCOME/          YIELD/    AVERAGE       INCOME/       YIELD/
                                                        AMOUNT        EXPENSE          RATE       AMOUNT       EXPENSE       RATE
                                                       --------       --------       --------    -------       -------     --------
                                                                                     (Dollars in thousands)
Assets:
Federal funds sold and securities purchased
 under agreements to resell ......................     $  7,600       $    282            4.96%  $ 14,316      $    595       5.56%
Interest-bearing deposits with other financial
 institutions ....................................          -              -                -         250            11       5.88%
Securities held-to-maturity ......................          -              -                -       2,699           134       6.64%
Securities available-for-sale ....................       69,569          3,216            6.18%    45,174         2,169       6.42%
Loans receivable (1) (2) .........................       59,306          4,180            9.42%    60,340         4,399       9.75%
                                                        -------       --------                    -------      --------
    Total interest earning assets ................      136,475       $  7,678            7.52%   122,779      $  7,308       7.96%
                                                                      --------                                 --------
                                                                      --------                                 --------
Noninterest earning assets:
    Cash and due from banks - demand .............        6,939                                     6,047
    Other assets .................................        2,817                                     3,282
    Allowance for credit losses and net unrealized
      (loss) gain on securities available-for-sale       (2,720)                                   (1,959)
                                                       --------                                  --------
    Total assets .................................     $143,511                                  $130,149
                                                       --------                                  --------
                                                       --------                                  --------
Liabilities and shareholders' equity:
Interest-bearing deposits:
    Demand .......................................     $  6,776       $     67            1.32%  $  7,423      $     71       1.28%
    Money market and savings .....................       27,648            578            2.80%    27,081           627       3.10%
    Time certificates of deposit:
      $100,000 or more ...........................       18,749            715            5.10%    13,305           570       5.73%
      Under $100,000 .............................       11,767            483            5.49%    19,671           861       5.85%
                                                         ------       --------                     ------      --------
    Total time certificates of deposit ...........       30,516          1,198            5.25%    32,976         1,431       5.80%
                                                         ------       --------                     ------      --------
    Total interest-bearing deposits ..............       64,940          1,843            3.79%    67,480         2,129       4.22%
Federal funds purchased and securities sold
  under agreements to repurchase .................        1,076             35            4.35%     3,043           135       5.93%
Other borrowings .................................       19,468            742            5.10%     6,427           276       5.74%
                                                         ------       --------                     ------      --------
    Total interest-bearing liabilities ...........       85,484       $  2,620            4.10%    76,950      $  2,540       4.41%
                                                                      --------                                 --------
                                                                      --------                                 --------
Noninterest-bearing liabilities:
    Noninterest-bearing demand deposits ..........       44,253                                    39,441
    Other liabilities ............................        1,041                                       977
Shareholders' equity .............................       12,733                                    12,781
                                                       --------                                  --------
Total liabilities and shareholders' equity .......     $143,511                                  $130,149
                                                       --------                                  --------
                                                       --------                                  --------
Net interest income (spread) .....................                    $  5,058            3.42%                $  4,768       3.54%
                                                                      --------                                 --------
                                                                      --------                                 --------
    Net yield on earning assets (2) ..............                                        4.96%                               5.19%


--------------

(1) Includes average balance of nonperforming loans of $1.1 million and $7.6 million for 1999 and 1998, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $116,000 and $121,000 for the nine months ended September 30, 1999 and 1998, respectively.

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

INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          1999 VS 1998
                                                                           ----------------------------------------
                                                                            INCREASE (DECREASE) DUE TO(1)   NET
                                                                           ------------------------------ INCREASE
                                                                                VOLUME         RATE      (DECREASE)
                                                                           -------------  --------------- ---------
                                                                                         (IN THOUSANDS)
Interest Income:
Federal funds sold and securities purchased under agreements to resell ...     $  (254)     $   (59)      $  (313)
Interest-bearing deposits with other financial institutions ..............         (11)         -             (11)
Securities held-to-maturity ..............................................        (134)         -            (134)
Securities available-for-sale ............................................       1,132          (85)        1,047
Loans receivable (2) .....................................................         (75)        (144)         (219)
                                                                               -------      -------       -------
        Total interest-earning assets ....................................     $   658      $  (288)      $   370
                                                                               -------      -------       -------
                                                                               -------      -------       -------
Interest Expense:
Interest-bearing deposits:
    Demand ...............................................................     $    (6)     $     2       $    (4)
    Money market and savings .............................................          31          (80)          (49)
    Time certificates of deposit:
        $100,000 or more .................................................         214          (69)          145
        Under $100,000 ...................................................        (327)         (51)         (378)
                                                                               -------      -------       -------
    Total time certificates of deposit ...................................        (113)        (120)         (233)
                                                                               -------      -------       -------
    Total interest-bearing deposits ......................................         (88)        (198)         (286)
Federal funds purchased and securities sold under agreements to repurchase         (70)         (30)         (100)
Other borrowings .........................................................         500          (34)          466
                                                                               -------      -------       -------
        Total interest-bearing liabilities ...............................     $   342      $  (262)      $    80
                                                                               -------      -------       -------
                                                                               -------      -------       -------
Net interest income ......................................................     $   316      $   (26)      $   290
                                                                               -------      -------       -------
                                                                               -------      -------       -------

--------------

(1) The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.


(2) Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

     The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:

ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES

                                                  SEPTEMBER 30, 1999                       DECEMBER 31, 1998
                                     -----------------------------------------  -----------------------------------------
                                       TOTAL     GROSS       GROSS   ESTIMATED   TOTAL     GROSS      GROSS     ESTIMATED
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR    AMORTIZED UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS       LOSS      VALUE     COST      GAINS       LOSS       VALUE
                                     --------- ---------- ---------- --------- --------- ---------- ----------  ---------
                                                    (IN THOUSANDS)                              (IN THOUSANDS)
U.S.  Treasury securities ........   $ 1,008    $     4    $   -      $ 1,012    $ 1,001    $     7    $   -      $ 1,008
GNMA-issued mortgage
 pass through certificates ......      5,844         46         29      5,861        -          -          -          -
FHLMC/FNMA-issued mortgage
 pass through certificates ......     15,809        -          294     15,515     16,933        100          3     17,030
CMO's and REMIC's issued by U.S.
 government and federal agencies      41,377        -        1,156     40,221     48,278        146         41     48,383
Privately issued Corporate bonds,
 CMO's and REMIC's securities ...      5,008        -           85      4,923      4,035          2        -        4,037
                                     -------    -------    -------    -------    -------    -------    -------    -------
                                     $69,046    $    50    $ 1,564    $67,532    $70,247    $   255    $    44    $70,458
                                     -------    -------    -------    -------    -------    -------    -------    -------
                                     -------    -------    -------    -------    -------    -------    -------    -------

     Total amortized cost of investment securities decreased $1.2 million to $69.0 million at September 30, 1999 from $70.2 million at December 31, 1998. As indicated in the table above, GNMA-issued mortgage pass through certificates increased $5.8 million and privately issued corporate bonds, CMO's and REMIC's increased $1.0 million while CMO's and REMIC's issued by U.S. government and federal agencies decreased $6.9 million due to principal paydowns, during the period ended September 30, 1999 compared to December 31, 1998. The Company incurred net unrealized loss of $1.5 million at September 30, 1999 compared from net unrealized gain of $211,000 at December 31, 1998 primarily due to rising market rates during the third quarter of 1999.

LOAN PORTFOLIO

     The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

     LOAN PORTFOLIO COMPOSITION

                                                     SEPTEMBER 30,               DECEMBER 31,
                                                         1999                        1998
                                               -------------------------   ------------------------
                                                AMOUNT          PERCENT      AMOUNT         PERCENT
                                               --------        ---------   ---------       --------
                                                               (DOLLARS IN THOUSANDS)
Commercial loans:
     Secured by one to four family
      residential properties ...............   $  4,610             7%      $  5,005            9%
     Secured by multifamily
      residential properties ...............      3,067             4          3,111            5
     Secured by commercial real properties..     25,946            37         20,839           36
     Other - secured and unsecured .........     33,642            48         24,337           43
     Real estate construction and land
      development ..........................          6           -              -            -
     Home equity lines of credit ...........        350           -              271          -
     Consumer installment and
      unsecured loans to individuals .......      2,410             4          3,707            7
                                                 ------           ---         ------          ---
         Total loans outstanding ...........     70,031           100%        57,270          100%
                                                                  ---                         ---
                                                                  ---                         ---
     Deferred net loan origination
      fees and purchased loan discount .....       (238)                        (298)
                                               --------                     --------
     Loans receivable, net .................   $ 69,793                     $ 56,972
                                               --------                     --------
                                               --------                     --------

     Net loans receivable increased $12.8 million to $69.8 million at September 30, 1999 compared to $57.0 million at December 31, 1998. As indicated in the table above, commercial loans secured by commercial real estate increased $5.1 million and other commercial loans-secured and unsecured increased $9.3 million, while consumer installment and unsecured loans to individuals decreased $1.3 million during the period ended September 30, 1999 compared to December 31, 1998. These changes in the composition of the Company's loan portfolio are consistent with efforts to emphasize the growth of commercial loans generated by the business banking and entertainment divisions.

     The following comparative period-end table sets forth certain information concerning nonperforming assets.

     NONPERFORMING ASSETS

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                            1999          1998
                                                                       ------------- -------------
                                                                          (DOLLARS IN THOUSANDS)
     Nonaccrual loans .................................................     $   967      $1,505
     Troubled debt restructurings .....................................         -           -
     Loans contractually past due ninety or more days with respect
       to either principal or interest and still accruing interest.....         -           -
                                                                             ------      ------
     Nonperforming loans ..............................................         967       1,505
     Other real estate owned ..........................................         382         417
     Other assets-SBA guaranteed loan .................................         176         176
                                                                             ------      ------
     Total nonperforming assets .......................................      $1,525      $2,098
                                                                             ------      ------
                                                                             ------      ------
     Allowance for credit losses as a percent of nonaccrual loans .....       223.6%      142.5%
     Allowance for credit losses as a percent of nonperforming loans ..       223.6%      142.5%
     Total nonperforming assets as a percent of loans receivable ......         2.2%        3.7%
     Total nonperforming assets as a percent of total shareholders'
       equity .........................................................        12.6%       15.8%

     Nonaccrual loans decreased $538,000 at September 30, 1999 to $967,000 compared to $1.5 million at December 31, 1998, due to loans charged off of $211,000 and full collection of a $616,000 loan during 1999.

     Other real estate owned ("OREO"), which included two undeveloped commercially zoned parcels and one undeveloped multi-family zoned parcel, decreased $35,000 to $382,000 at September 30, 1999 compared to $417,000 at December 31, 1998 as a result of an additional valuation reserve recorded during the second quarter of 1999. Other assets - SBA guaranteed loan is one developed commercial retail property.

     As a result of these changes, the amount of nonperforming assets at September 30, 1999 decreased 27.3% or $573,000 from the level at December 31, 1998.

     Loan delinquencies greater than 30 days past due decreased to $44,000 or 0.06% of loans outstanding at September 30, 1999 from $570,000 or 1.0% of loans outstanding at December 31, 1998.

ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.


     ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                    ---------------------    --------------------
                                                                      1999         1998        1999         1998
                                                                    --------     -------     -------      -------
                                                                                (DOLLARS IN THOUSANDS)

     Balance, beginning of period .............................     $ 2,056      $ 2,089     $ 2,144      $ 2,023
     Loans charged off:
        Commercial loans:
           Secured by one to four family residential properties         -            -           -              4
           Secured by commercial real properties ..............         -            -           128           31
           Other - secured and unsecured ......................         -             94          42          115
        Consumer installment and unsecured loans to individuals          11           27          41          196
                                                                    -------      -------     -------      -------
        Total loans charged-off ...............................          11          121         211          346

     Recoveries of loans previously charged off:
        Commercial loans:
           Secured by one to four family residential properties         -            -            31            2
           Secured by commercial real properties ..............          87          -            96          -
           Other - secured and unsecured ......................          13            4          69           81
        Consumer installment and unsecured loans to individuals          17           88          33          300
                                                                    -------      -------     -------      -------
        Total recoveries of loans previously charged off ......         117           92         229          383
                                                                    -------      -------     -------      -------
        Net charge-offs (recoveries) ..........................        (106)          29         (18)         (37)
        Provision for credit losses ...........................         -            -           -            -
                                                                    -------      -------     -------      -------
        Balance, end of period ................................     $ 2,162      $ 2,060     $ 2,162      $ 2,060
                                                                    -------      -------     -------      -------
                                                                    -------      -------     -------      -------

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. Subsequently, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This statement is an amendment to SFAS No. 133 and modifies the effective date of the statement to fiscal years beginning after June 15, 2000 and miscellaneous initial application procedures. The Company currently does not own any derivative instruments. Therefore, management does not believe that these statements will have a significant impact on the Company.

CAPITAL ADEQUACY REQUIREMENTS

     At September 30, 1999 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency. On July 30, 1999 the Company contributed $2.4 million of capital to the Bank to enable it to increase its legal lending limit and provide sufficient capital for continued growth. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of September 30, 1999 and December 31, 1998.

     REGULATORY CAPITAL INFORMATION
     OF THE COMPANY AND BANK


                                   WELL CAPITALIZED  SEPTEMBER 30, DECEMBER 31,
                                      STANDARDS         1999          1998
                                   ----------------  ------------- -------------
     COMPANY:

     Tier 1 leverage .............        N/A           8.97%         8.78%
     Tier 1 risk-based capital ...        N/A          16.23%        17.38%
     Total risk-based capital ....        N/A          17.50%        18.65%

     BANK:

     Tier 1 leverage .............        5.00%         8.35%         6.69%
     Tier 1 risk-based capital ...        6.00%        15.07%        13.48%
     Total risk-based capital ....       10.00%        16.34%        14.75%


LIQUIDITY

The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans. Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 76.7% of total funding in the third quarter of 1999, compared to 72.2% in the fourth quarter of 1998.

ASSET LIABILITY MANAGEMENT

     The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated a liability sensitive position of $10.2 million at September 30, 1999, an increase from a liability sensitive position of $7.6 million at December 31, 1998, as a result of increased deposits and other borrowings that mature or reprice within one year. During the last nine months, the Company has decreased its available-for-sale investment securities portfolio that reprices after one year to

$44.2 million at September 30, 1999 from $53.2 million at December 31, 1998, increased its portfolio of loans that reprice after one year to $21.3 million at September 30, 1999 from $17.0 million at December 31, 1998, and increased its interest bearing transaction deposit accounts and borrowed funds that reprice within one year to $58.3 million from $50.9 million during this same period. The Company's liability sensitive position during a period of slowly rising or declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest-bearing demand, savings and money market deposit accounts historically have not increased proportionately with changes in interest rates.

RATE-SENSITIVE ASSETS AND LIABILITIES


                                                                          SEPTEMBER 30, 1999
                                                      ------------------------------------------------------------------
                                                                       MATURING OR REPRICING IN
                                                      ------------------------------------------------------------------
                                                        LESS        AFTER THREE    AFTER ONE
                                                        THAN          MONTHS         YEAR
                                                        THREE       BUT WITHIN     BUT WITHIN       AFTER
                                                        MONTHS       ONE YEAR       5 YEARS        5 YEARS       TOTAL
                                                      ---------     -----------    -----------    ---------   ----------
                                                                        (DOLLARS IN THOUSANDS)
     Rate-Sensitive Assets:
     Federal funds sold and securities
        purchased under agreements to resell ....     $  8,300        $   -          $   -        $    -       $  8,300
     Securities available-for-sale ..............       16,809          6,571         33,958        10,194       67,532
     FRB and other stock, at cost ...............          -              -              -           1,643        1,643
     Loans receivable ...........................       31,657         16,842         11,538         9,756       69,793
                                                        ------         ------         ------        ------      -------
        Total rate-sensitive assets .............       56,766         23,413         45,496        21,593      147,268

     Rate-Sensitive Liabilities: (1)
     Interest bearing deposits:
        Demand, money market and savings ........       39,272            -              -             -         39,272
        Time certificates of deposit ............       18,920         13,190          3,635           547       36,292
     Federal funds purchased and securities
      sold under agreements to repurchase .......        2,021            -              -             -          2,021
     Other borrowings ...........................       17,000            -            2,500           -         19,500
                                                        ------         ------         ------        ------      -------
        Total rate-sensitive liabilities ........       77,213         13,190          6,135           547       97,085
     Interest rate-sensitivity gap ..............      (20,447)        10,223         39,361        21,046       50,183
                                                       ----------------------------------------------------------------
                                                       ----------------------------------------------------------------
     Cumulative interest rate-sensitivity gap ...     $(20,447)      $(10,224)      $ 29,137      $ 50,183
                                                        ------         ------         ------        ------
                                                        ------         ------         ------        ------
     Cumulative ratio of rate sensitive assets to
        rate-sensitive liabilities ..............           74%            89%           130%          152%
                                                        ------         ------         ------        ------
                                                        ------         ------         ------        ------

--------------

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                               DECEMBER 31, 1998
                                                      ------------------------------------------------------------------
                                                                            MATURING OR REPRICING IN
                                                      ------------------------------------------------------------------
                                                        LESS        AFTER THREE    AFTER ONE
                                                        THAN          MONTHS         YEAR
                                                        THREE       BUT WITHIN     BUT WITHIN       AFTER
                                                        MONTHS       ONE YEAR       5 YEARS        5 YEARS       TOTAL
                                                      ---------     -----------    -----------    ---------   ----------
                                                                        (DOLLARS IN THOUSANDS)
     Rate-Sensitive Assets:
     Interest-bearing deposits with other
       financial institutions ...................     $    -          $   -          $   -         $    -        $    -
     Federal funds sold and securities
       purchased under agreements to resell .....        6,800            -              -              -           6,800
     Securities held-to-maturity ................          -              -              -              -             -
     Securities available-for-sale ..............       15,881          1,414          2,183         50,980        70,458
     FRB and other stock, at cost ...............          -              -              -            1,391         1,391
     Loans receivable ...........................       23,562         16,391         11,738          5,281        56,972
                                                        ------         ------         ------         ------       -------
           Total rate-sensitive assets ..........       46,243         17,805         13,921         57,652       135,621

     Rate-Sensitive Liabilities: (1)
     Interest bearing deposits:
        Demand, money market and savings ........       30,550            -              -              -          30,550
        Time certificates of deposit ............        9,743         11,089          7,668            547        29,047
     Federal funds purchased and securities
       sold under agreements to repurchase ......        1,000            -              -              -           1,000
     Other borrowings ...........................       15,800          3,500            -              -          19,300
                                                        ------         ------         ------         ------       -------
        Total rate-sensitive liabilities ........       57,093         14,589          7,668            547        79,897

     Interest rate-sensitivity gap ..............      (10,850)         3,216          6,253         57,105        55,724
                                                      -------------------------------------------------------------------
                                                      -------------------------------------------------------------------
     Cumulative interest rate-sensitivity gap ...     $(10,850)      $ (7,634)      $ (1,381)      $ 55,724
                                                        ------         ------         ------         ------
                                                        ------         ------         ------         ------
     Cumulative ratio of rate sensitive assets to
       rate-sensitive liabilities ...............           81%            89%            98%           170%
                                                        ------         ------         ------         ------
                                                        ------         ------         ------         ------

--------------

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

     By June 30, 1999, the Company's plan on assessment, renovation, validation and contingency planning to address the Year 2000 issue was complete. The Company has obtained Year 2000 certifications from all mission critical service bureaus, software providers and vendors or suppliers. Testing with non-mission critical service bureaus, software providers, vendors or suppliers and/or other significant third parties was substantially completed during the third quarter of 1999. An alternative vendor contingency plan has been completed for non-mission critical vendors who have not yet certified compliance and vendors with priority ranking as to catastrophic, severe and sustainable.

     The Company's approach to evaluating potential Year 2000 issues pertaining to its borrowers was first to determine the level of loans dependent on borrower cash flow versus collateral such as real estate, and second to make an assessment of loans, over a certain dollar volume, which may have exposure to Year 2000 issues. The Company has determined that loans representing approximately 43% of the dollar volume of its loan portfolio are not collateralized by real estate. Further, the Company is not aware of any pending Year 2000 issues that would have caused the Company not to extend credit to the borrowers where loan repayment is more dependent on cash flows than on possibly sale of collateral. The Company specifically reviewed approximately 80% of the dollar volume of its loan portfolio to assess the potential Year 2000 issues by first determining whether the borrower was exposed to Year 2000 date changes (e.g. individual versus commercial) and second, completing an assessment of those borrowers it determined may have potential exposure to Year 2000 issues. Based on this assessment the Company is not aware of any pending issues that would cause it not to extend credit to these borrowers. However, the Company's credit risk associated with loans may increase as reliance on third party responses is subject to both the borrowers' understanding of the potential Year 2000 issues and the borrowers' determination of the impact on its ability to fulfill contractual loan obligations. As a result, there may be increases in the Company's problem loans and credit losses in future years. Although it is not possible to quantify the complete potential impact of such losses at this time, management has no current information which would lead it to believe that these potential losses would be material.

     The financial impact of making the required systems testing and enhancement described above is expected to be approximately $85,000. Approximately $65,000 has been expended as of September 30, 1999.

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

INTEREST RATE RISK

     The Company's operating results depend to a large extent on its net interest income. Changes in market interest rates can affect the Company's net interest income by affecting the spread between its interest-earning assets and interest-bearing liabilities. This may be due to the different maturities of its interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

     --   The Company's ability to originate loans;

     --   The ability of borrowers to make payments on loans;

     -- The value of its interest-earning assets and its ability to realize gains from the sale of these assets;

     --   The average life of its interest-earning assets; and

     -- The Company's ability to obtain deposits instead of other available investment alternatives.

     Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond its control.

RISK OF DECLINES IN ASSET QUALITY

     The Company's results of operations depend significantly on the quality of its assets. While the Company has developed and implemented underwriting policies and procedures in connection with the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. High levels of non-performing assets will adversely affect the Company's results of operations and financial condition. A borrower's ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services. The Company has devoted and continues to devote substantial time and resources to the identification, collection and workout of non-performing assets, which has resulted in a significant decrease in its nonperforming assets from $12.0 million, or 5.2%, of total assets at December 31, 1994 to $1.5 million, or 1%, of total assets at September 30, 1999. However, no assurance can be given that the Company will not have material additional non-performing assets in the future.

ADEQUACY OF ALLOWANCES FOR LOSSES

     The Company establishes allowances for credit losses against each segment of its loan portfolio. At September 30, 1999, its allowance for credit losses equaled 3.1% of loans receivable and 223.6% of nonperforming loans. Although the Company believes that it had established adequate allowances for credit losses as of September 30, 1999, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews its allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size of the loan portfolio. Increases in the provisions for credit losses would adversely affect its results of operations.

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

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL MERCANTILE BANCORP
                                  (Registrant)

DATE:    NOVEMBER  15, 1999       /s/   SCOTT A. MONTGOMERY
         --------------------     -------------------------------------
                                        SCOTT A. MONTGOMERY
                                        Chief Executive Officer

DATE:    NOVEMBER  15, 1999       /s/   JOSEPH W. KILEY III
         --------------------     --------------------------------------
                                        JOSEPH W. KILEY, III
                                        Chief Financial Officer