Form 10KSB
period 1999-12-31
NATIONAL MERCANTILE BANCORP
filed 2000-03-27
CIK 714801

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 1999              COMMISSION FILE NUMBER 0-15982

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. /_/

         The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 8, 2000, was approximately $6.0 million.

         The number of shares of Common Stock, no par value, of the registrant outstanding as of March 8, 2000 was 890,945.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-KSB.

                    THIS REPORT INCLUDES A TOTAL OF 66 PAGES
                          INDEX TO EXHIBITS ON PAGE 65

                                            NATIONAL MERCANTILE BANCORP

                                                 TABLE OF CONTENTS

                                                    FORM 10-KSB
                                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                                         PAGE(S) IN
                                                                                                            FORM
                                                                                                           10-KSB
                                                                                                         -----------
PART I
Item 1.      Business....................................................................................     4
Item 2.      Properties..................................................................................     9
Item 3.      Legal Proceedings...........................................................................    10
Item 4.      Submission Of Matters To A Vote Of Security Holders.........................................    10

PART II
Item 5.      Market For Registrant's Common Equity And Related Shareholder  Matters......................    10
Item 6.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations.......    12
Item 7.      Financial Statements And Supplementary Data.................................................    40
Item 8.      Changes In And Disagreements With Accountants On Accounting And Financial Disclosure........    40

PART III
Item 9.      Directors And Executive Officers Of The Registrant..........................................    40
Item 10.     Executive Compensation......................................................................    40
Item 11.     Security Ownership Of Certain Beneficial Owners And Management..............................    40
Item 12.     Certain Relationships And Related Transactions..............................................    40

PART IV
Item 13.     Exhibits, Financial Statement Schedules, And Reports On Form 8-K............................    41

Signatures   ............................................................................................    42

Financial Statements.....................................................................................    46

Exhibit Index............................................................................................    68

     Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Which May Affect Future Operating Results".

                                     PART I

ITEM 1.    BUSINESS

     National Mercantile Bancorp (the "Company") is a corporation which was organized under the laws of the State of California in 1983 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company's principal asset is the capital stock of Mercantile National Bank (the "Bank"), its wholly owned subsidiary. The Company's principal business is to serve as a holding company for the Bank, and for other banking or banking-related subsidiaries which the Company may establish or acquire. Because the Bank comprises substantially all of the business of the Company, unless the content requires otherwise references in this Form 10-KSB to the "Company" reflect the consolidated activities of the Company and Bank. The Company has been authorized by the Federal Reserve Bank of San Francisco (the "Reserve Bank") to engage in lending activities separate from the Bank but to date has not done so.

     The Bank was organized in 1981 as a national banking association and obtained a Certificate of Authority to commence the business of banking from the Office of the Comptroller of the Currency (the "OCC") in 1982. The Bank's primary business activities are to generate loans and deposits.

     The Company's present business strategy is attract individual and small to mid-sized business borrowers in specific market niches located in its primary service area by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Company lending products include revolving lines of credit, term loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates, including the ability to evaluate the revenue streams supporting the loan. Additionally, the Company provides a wide array of deposit and investment products that are also designed to meet specific customer needs. In order to provide the personalized service required by these customers, the Company uses a team approach to customer service combining an experienced relationship management officer with operations support personnel.

     During the past several years the market niches targeted by the Company have included the entertainment industry and professional services providers. Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, entertainers, directors and producers (whom the Company attracts by establishing relationships with business management firms) and others affiliated with the entertainment industry. Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.

     In beginning of 2000 the Company expanded its targeted market niches to include healthcare organizations and community-based non-profit organizations. Healthcare organizations will include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers. Community-based non-profit organization will include all such organizations that are based in the Company's primary service area.

     In order to grow and expand its array of products and services, the Company may from time to time acquire other financial service-related companies including "in-market' acquisitions with banks of similar size and market presence. The Company has no current arrangements, understandings or agreements regarding any such acquisition. No assurance can be made that the Company will identify an acquisition which can be completed on terms and conditions acceptable to the Company or that the Company could obtain the necessary regulatory approvals for an acquisition.

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

MONETARY POLICY

     The net income of the Bank is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities in the U.S. and abroad. In particular, the Board of Governors of the Federal Reserve System ("Federal Reserve Board") exerts a substantial influence on interest rates and credit conditions, primarily through open market operations in United States government securities, varying the discount rate on member bank borrowings and setting reserve requirements against deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future.

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

     The BHC Act requires, among other things, the Federal Reserve Board's prior approval whenever a bank holding company proposes to (i) acquire all or substantially all the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the voting shares of a bank, (iii) merge or consolidate with another bank holding company, (iv) with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and (v) from engaging in any activities without the Federal Reserve Board's prior approval other than (1) managing or controlling banks and other subsidiaries authorized by the BHC Act, (2) furnishing services to, or performing services for, its subsidiaries, or (3) conducting a safe deposit business. The BHC Act authorizes the Federal Reserve Board to approve the ownership of shares in any company, the activities of which have been determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto.

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

     The Company's principal asset is its investment in the Bank. The Bank's ability to pay dividends to the Company is limited by certain statutes and regulations. OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank's net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock. A national bank may not pay any dividend that exceeds its retained net profits then on hand after deducting its loan losses and bad debts, as defined by the OCC. At December 31, 1999 the Bank did not have funds available for the payment of cash dividends. The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank's current and expected earnings stream, the bank's need to maintain an adequate capital base and other factors. National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends. The Bank is in compliance with such requirements. The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business. Depending on the bank's financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice. Except under certain circumstances and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized. The Bank's ability to pay dividends in the future is, and could be, further influenced by regulatory policies or agreements and by capital guidelines.

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

     In the most recently completed CRA compliance examination, conducted in March 1998 the OCC assigned the Bank a rating of "satisfactory," the second highest of four possible ratings. The CRA regulations governing the

Company and the Bank emphasize measurements of performance in the area of lending (specifically, the bank's home mortgage, small business, small farm and community development loans), investment (the bank's community development investments) and service (the bank's community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of the bank's community and its capacity and constraints in meeting such needs. The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

RECENT LEGISLATION

     In November 1999, the Gramm-Leach-Bliley Act (the "GLB Act") became law. The GLB Act creates a new type of bank holding company known as a "financial holding company" which may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking, providing financial, investment, or economic advisory services, any activity that a bank holding company may engage in outside of the United States, and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to a financial activity, or complementary to a financial activity. The GLB Act establishes the Federal Reserve Board as the primary regulator of financial holding companies.

     In order for a bank holding company to be treated as a financial holding company, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, and must have achieved a rating of satisfactory or better at the most recent Community Reinvestment Act examination of each such institution. In addition, a bank holding company must file with the Federal Reserve Board a declaration that the bank holding company elects to be a financial holding company to engage in activities or acquire and retain shares of a company that were not permissible for a bank holding company to engage in or acquire before the enactment of the GLB Act, and a certification that all of the depository institution subsidiaries of the bank holding company are well capitalized and well managed. The Federal Reserve Board recently proposed but has not yet adopted regulations that establish requirements for the submission of the declaration and the certification.

     The Company has yet to decide whether it will elect to be treated as a financial holding company.

     The GLB Act also repealed the Glass-Steagall Act of 1933, which separated commercial and investment banking. As a result, the GLB Act permits the affiliation of commercial banks, securities firms and insurance companies. This change may increase the ability of insurance companies and securities firms to acquire, or otherwise affiliate with, commercial banks and may increase the number of competitors in the banking industry and the level of competition for banking products.

     The GLB Act also establishes new privacy requirements applicable to all financial institutions. Financial institutions are required to establish a privacy policy and to disclose the policy at the start of a customer relationship and once a year thereafter. Additionally, financial institutions must give a customer the opportunity to block the sharing of the customer's nonpublic personal information with unaffiliated third parties, except in certain limited circumstances. Further, financial institutions are barred from sharing account numbers, credit card numbers or access numbers of customers with third-party marketers.

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

     The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 1999, the Company had a Tier 1 leverage ratio of 8.98% and the Bank's Tier 1 leverage ratio was 8.32%.

     The OCC has adopted regulations establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows as of December 31, 1999 the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Company's and Bank's ratios which in all cases exceed the well capitalized minimums:

                                                              TOTAL           TIER 1         TIER 1
                                                            RISK-BASED      RISK-BASED     LEVERAGE
                                                           CAPITAL RATIO   CAPITAL RATIO     RATIO
                                                           -------------   -------------   --------
Actual:
National Mercantile Bancorp..............................     17.47%          16.21%         8.98%
Mercantile National Bank.................................     16.29%          15.03%         8.32%

Minimum:
Well capitalized(1)......................................     10.00%           6.00%         5.00%
Adequately capitalized...................................      8.00%           4.00%         4.00%(2)
Undercapitalized.........................................      6.00%           4.00%         3.00%



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

EMPLOYEES

     As of February 28, 2000, the Company had six officers but no employees and the Bank had 48 full-time equivalent employees (including three of whom were also officers of the Company). The Company and the Bank believe that the Bank's relations with its employees are good and it has not encountered a strike or material work stoppage.

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

     In connection with the lease, the Company issued the landlord a warrant to purchase up to 9.9% of the outstanding shares of capital stock of the Company at December 31, 1997. The exercise price of the warrant is currently $5.00 per share of Common Stock and $10.00 per share of Series A Noncumulative Convertible Perpetual Preferred Stock. The warrant expires on December 31, 2002. The Company also granted the landlord registration rights with respect to capital stock purchased by the landlord (or its assignee) pursuant to the warrant.

     The Company does not directly own or lease any property. Its administrative offices are located at the Bank's headquarters.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time a party to lawsuits in the ordinary course of business. The Company does not believe that any lawsuits pending at December 31, 1999 will have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no submission of matters to a vote of shareholders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock and Series A Noncumulative Convertible Perpetual Preferred Stock (the "Series A Preferred") of the Company are traded on the Nasdaq SmallCap Market, under the symbols MBLA and MBLAP, respectively. The following table shows the high and low trade prices of the Common Stock and Series A Preferred for each quarter of 1998 and 1999 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

                                                                 SERIES A
                                              COMMON STOCK      PREFERRED
                                              ------------    --------------
QUARTER ENDED:                                HIGH    LOW     HIGH      LOW
-------------                                 ----    ----    -----    -----
March 31, 1998..............................  7.50    6.00    14.50    13.50
June 30, 1998...............................  7.63    6.50    15.00    14.00
September 30, 1998..........................  6.88    5.75    13.75    12.00
December 31, 1998...........................  6.00    4.00    11.75     8.50
March 31, 1999..............................  5.25    4.00    10.63     8.75
June 30, 1999...............................  5.25    3.75    10.25     7.38
September 30, 1999..........................  5.25    4.50    10.00     9.00
December 31, 1999...........................  5.00    3.75     9.88     8.00


     The prices of the Common Stock stated above have been restated to reflect the 100% common stock dividend paid in February 1998.

     At March 8, 2000, the Company had 217 shareholders of record for its Common Stock and 27 shareholders of record for its Series A Preferred. The number of beneficial owners for the Common Stock and Series A Preferred is higher as many people hold their shares in "street" name. At March 8, 2000, approximately 81% and 19% of the Common Stock and Series A Preferred, respectively, were held in street name.

     The Company has not paid a cash dividend on the Common Stock since July 1990, and has never paid a cash dividend on the Series A Preferred. The Series A Preferred is entitled to a noncumulative cash dividend at a rate of 6.5% of its liquidation preference quarterly on the first day of January, April, July, and October of each year, commencing October 1, 1999, before any dividend may be declared upon or paid upon the Common Stock. As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (ii) out of positive retained earnings or
(ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At December

31, 1999, the Company had an accumulated deficit of $17.9 million. Further, it is unlikely the Company's assets will ever be at least 1.25 times its liabilities. Accordingly, the Company must generate net income of in excess of $17.9 million before it can pay a dividend in cash or property.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The operating results for 1999 reflected a continuation of the trends since 1997 of growth in total assets and reduction of nonperforming and classified assets. The 1999 results reflected management's continued plan to restructure the balance sheet in order to increase operating revenues while containing operating expenses. The Company recorded net income of $1.0 million or $0.41 diluted earnings per share for 1999, compared with net income of $645,000 or $0.25 diluted per share for 1998. The improvement in earnings during 1999 compared to 1998 was the result principally of an increase in the net interest income of $391,000 brought about by the growth in securities and loan portfolios.

     The Company's total assets of $156.2 million at December 31, 1999 represented an increase of $14.5 million or 10.3% from total assets of $141.6 million at December 31, 1998. This increase was funded primarily by an increase of $10.0 million in deposits and an increase of $5.9 million in other borrowed funds. Substantially all asset growth was in the loan portfolio. Loans receivable increased to $73.8 million at December 31, 1999 from $57.0 million at December 31, 1998. This $16.9 million increase included $17.9 million growth in commercial loans, of which $8.4 million were loans to entertainment industry related borrowers. Securities available-for-sale decreased 1.4% to $69.5 million at December 31, 1999 compared to $70.5 million at December 31, 1998.

     The allowance for credit losses was $1.9 million or 2.6% of loans receivable at December 31, 1999 compared to $2.1 million or 3.8% of loans receivable at December 31, 1998. This decrease was primarily the result of net loan charge-offs of $248,000 during 1999, combined with the increase in the overall loan portfolio. Nonaccrual loans decreased to $932,000 at December 31, 1999 or 1.3% of loans receivable compared to $1.5 million or 2.6% of loans receivable at December 31, 1998. Other real estate owned totaled $382,000 at year-end 1999, a decrease of 35.6 % from $593,000 a year earlier.

                                                                  INCREASE
                                                                 (DECREASE)
                                                               -------------
                                                     1999       AMOUNT     %        1998
                                                   --------    -------  -----     --------
Interest income................................... $ 10,545      $ 464    4.6%    $ 10,081
Interest expense..................................    3,558         73    2.1%       3,485
                                                   --------    -------  -----     --------
Net interest income...............................    6,987        391    5.9%       6,596
Provision for credit losses.......................        -          -                   -
Other operating income............................      698       (157) (18.4%)        855
Other operating expense...........................    6,624       (174)  (2.6%)      6.798
                                                   --------      -----  -----     --------
Income before income taxes........................    1,061        408   62.5%         653
Income taxes......................................       47         39    0.0%           8
                                                   --------      -----  -----     --------
  Net income...................................... $  1,014      $ 369   57.2%    $    645
                                                   ========      =====  =====     ========

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

   1999 COMPARED TO 1998

      Net interest income increased $391,000 to $7.0 million during 1999. The components of net interest income continued to change during 1999, reflecting an increase in interest income from investment securities, compared to 1998. Average earning assets increased during 1999 to $139.5 million compared to $127.2 million during 1998. This increase was primarily the result of a $19.3 million increase in average investment securities complemented by the increase in average deposits of $3.0 million combined with a $8.8 million increase in average other borrowed funds.

     The weighted average yield on interest-earning assets was 7.56% during 1999, a decrease from the weighted average yield of 7.93% during 1998, primarily as a result of increased volume of investment securities which represented a higher proportion of average interest earning assets during 1999 compared to 1998, and typically yield less than loans. During 1999, the rates paid on interest-bearing liabilities decreased compared with 1998 averaging 4.08% in 1999 and 4.37% in 1998 primarily resulting from a downward shift in the average balance of higher cost non relationship "money desk" deposits during 1999. As a result, the net yield on interest-earning assets decreased to 5.01% during 1999, from 5.19% during 1998.

     Average loans receivable increased 3.6% to $61.8 million in 1999 from $59.7 million in 1998. This increase was reflected by the growth of the commercial loan portfolio due to the Company's emphasis in this area.

     Average total investment securities increased 32.7% to $70.1 million during 1999 from $52.8 million during 1998. Although year-end balances of investment securities remained virtually unchanged at December 31, 1999 compared to December 31, 1998, the growth in average investment securities during 1999 compared to 1998 was reflective of the significant growth of investment securities during 1998 combined with the fact that the year-end balances at December 31, 1998 were maintained throughout 1999. The average yield on investment securities decreased to 6.25% during 1999 compared to 6.34% during 1998.

     Average non-interest bearing deposits increased 10.7% to $45.5 million during 1999 compared to $41.1 million during 1998. Conversely, average interest-bearing deposits decreased $1.4 million or 2.1% to $66.9 million during 1999 compared to $68.3 million during 1998. Overall average deposit increases were the result of increased marketing efforts particularly in the business banking and entertainment divisions. Offsetting these increases was a planned decrease in higher rate nonrelationship "money desk" deposits to lower cost relationship related deposits.

     Average other borrowed funds, represented collectively by federal funds purchased, securities sold under agreements to repurchase and other borrowings, increased 75.8% to $20.3 million during 1999 compared to $11.6 million during 1998. The Company utilized these other borrowings to finance its growth rather than higher cost "money desk" deposits which would be inconsistent with the Company's strategy to increase core deposits as a percentage of its total deposits.

TABLE 2
RATIOS TO AVERAGE ASSETS

                                                    1999         1998
                                                   -------      ------
Net interest income ......................          4.78%        4.89%
Other operating income ...................          0.48%        0.63%
Provision for credit losses ..............          0.00%        0.00%
Other operating expense ..................         (4.53%)      (5.04%)
                                                    ----         ----
Income before income taxes ...............          0.73%        0.48%
                                                    ----         ----
   Net income ............................          0.69%        0.48%
                                                    ====         ====


   INTEREST RATE SPREAD AND NET INTEREST MARGIN

     The Company analyzes its earnings performance using, among other measures, the interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield received on interest-earning assets and the weighted average rate paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average total interest-earning assets (net yield on interest-earning assets). The Company's net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board. Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate. Table 4 presents the weighted average yield on each category of interest-earning assets, the weighted average rate paid on each category of interest-bearing liabilities, and the resulting interest rate spread and net yield on interest-earning assets for 1999 and 1998. Yields on tax-exempt investment securities presented in Table 4 have not been adjusted to a fully taxable equivalent to recognize the income tax savings and to facilitate comparison of taxable and tax-exempt assets because the Company does not realize such tax benefit due to the utilization of net operating loss carryforwards.

     The Company's net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Average noninterest-bearing demand deposits totaled $45.5 million, representing 40.5% of average deposits, during 1999, compared to $41.1 million, representing 37.6% of average deposits, during 1998. Of these noninterest-bearing demand deposits during 1999, $14.7 million or 32.2% of average noninterest-bearing deposits were represented by real estate title and escrow company deposits, compared to $15.5 million or 37.8% of average noninterest-bearing deposits during 1998. While these deposits are noninterest-bearing, they are not cost-free funds. Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by the Company to the extent that such depositors maintain certain average noninterest-bearing deposits. Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers had been classified as interest expense, the Company's reported net interest income for 1999 and 1998, would have been reduced by $435,000 and $556,000, respectively. Similarly, this would create identical reductions in other operating expense. The net yield on interest-earning assets for 1999 and 1998, would have decreased 31 basis points and 44 basis points, respectively.

TABLE 3

INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE (1)

                                                                                            1999 VS 1998
                                                                              ------------------------------------------

                                                                              INCREASE (INCREASED) DUE TO:       NET
                                                                              ---------------------------      INCREASE
                                                                               VOLUME           RATE          (DECREASE)
                                                                              ----------      ----------    -------------
                                                                                         (Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell....     $     (371)     $      (26)   $        (397)
Interest-bearing deposits with other financial institutions..............            (13)              -              (13)
Securities held-to-maturity..............................................           (134)              -             (134)
Securities available-for-sale............................................          1,220             (56)           1,164
Loans receivable(2)......................................................            213            (369)            (156)
                                                                              ----------      ----------    -------------
   Total interest-earning assets.........................................            915            (451)             464
                                                                              ----------      ----------    -------------
Interest Expense:
Interest-bearing deposits:
   Demand................................................................     $       (7)     $        3    $          (4)
   Money market... ......................................................            121             (85)              36
   Savings...............................................................            (45)             (1)             (46)
   Time certificates of deposit:
      $100,000 or more...................................................            322            (114)             208
      Under $100,000.....................................................           (478)            (46)            (524)
                                                                              ----------      ----------    -------------
   Total time certificates of deposit....................................           (156)           (160)            (316)
                                                                              ----------      ----------    -------------
   Total interest-bearing deposits.......................................            (87)           (243)            (330)

Other borrowings.........................................................            (64)            (21)             (85)

Federal funds purchased and securities sold under agreements to
 repurchase..............................................................            549             (61)             488
                                                                              ----------      ----------    -------------
      Total interest-bearing liabilities.................................            398            (325)              73
                                                                              ----------      ----------    -------------
   Net interest income...................................................     $      517      $     (126)   $         391
                                                                              ==========      ==========    =============

   --------------------
   (1) The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

   (2) Table does not include interest income that would have been earned on nonaccrual loans.

   TABLE 4
   AVERAGE BALANCE SHEET AND
   ANALYSIS OF NET INTEREST INCOME

                                                                         1999                               1998
                                                           ----------------------------------  ----------------------------------
                                                                         INTEREST    AVERAGE                INTEREST     AVERAGE
                                                              AVERAGE     INCOME/    YIELD/      AVERAGE     INCOME/      YIELD/
                                                              AMOUNT      EXPENSE     RATE       AMOUNT      EXPENSE      RATE
                                                           ------------  ---------   --------  ------------  ---------  ---------
                                                                                  (Dollars in thousands)
Assets:
Federal funds sold and securities purchased under
 agreements to resell...................................       $  7,623  $     385       5.05% $     14,493  $    782         5.40%
Interest-bearing deposits with other financial
 institutions ..........................................              -          -          -           214        13         6.07%
Securities held-to-maturity ............................              -          -          -         2,019       134         6.64%
Securities available-for-sale...........................         70,068      4,379       6.25%       50,788     3,215         6.33%
Loans receivable(1)(2)..................................         61,799      5,781       9.35%       59,663     5,937         9.95%
                                                            ------------  ---------             ------------  ---------
    Total interest earning assets.......................        139,490     10,545       7.56%      127,177    10,081         7.93%
                                                                          ---------                           ---------
Noninterest earning assets:
  Cash and due from banks - demand......................          7,103                               6,403
  Other assets..........................................          2,811                               3,225
  Allowance for credit losses and net unrealized (loss)
   gain on sale of securities available-for-sale........         (3,080)                             (1,843)
                                                            ------------                        ------------
    Total assets........................................       $146,324                            $134,962
                                                            ============                        ============
Liabilities and shareholders' equity:
Interest-bearing deposits:
  Demand................................................       $  6,918  $      91       1.32%     $  7,467  $      95  $    1.27%
  Money market..........................................         27,999        805       2.88%       24,179        769       3.18%
  Savings ..............................................          1,526         31       2.08%        3,697         77       2.08%
  Time certificates of deposit:
    $100,000 or more....................................         19,664        996       5.07%       13,955        788       5.65%
    Under $100,000......................................         10,769        580       5.39%       18,985      1,104       5.82%
                                                           ------------  ---------             ------------  ---------
    Total time certificates of deposit..................         30,433      1,576       5.18%       32,940      1,892       5.74%
                                                           ------------  ---------             ------------  ---------
    Total interest-bearing deposits.....................         66,876      2,503       3.74%       68,283      2,833       4.15%
Other borrowings........................................         19,121      1,005       5.26%        9,276        517       5.57%
Federal funds purchased and securities sold under
 agreements to repurchase...............................          1,194         50       4.19%        2,279        135       5.92%
                                                           ------------  ---------             ------------  ---------
    Total interest-bearing liabilities..................         87,191      3,558       4.08%       79,838      3,485       4.37%
                                                                         ---------                           ---------
Noninterest-bearing liabilities:
  Noninterest bearing demand deposits...................         45,495                              41,110
  Other liabilities.....................................          1,094                               1,001
Shareholders'equity.....................................         12,544                              13,013
                                                               ---------                            ---------
Total liabilities and shareholders' equity..............       $146,324                            $134,962
                                                               =========                            =========
Net interest income (spread)............................                  $  6,987       3.48%                 $ 6,596       3.56%
                                                                         =========                           =========

     Net interest margin(2).....................                                         5.01%                               5.19%


   ---------------------
   (1) The average balance of nonperforming loans has been included in loans receivable.

   (2) Yields and amounts earned on loans receivable include loan fees of $145,000 and $200,000 for the years ended December 31, 1999 and 1998, respectively.

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

     For 1999 and 1998, the Company did not record a provision for credit losses. In 1999 net loan charge-offs were $248,000 compared to net loan recoveries of $121,000 in 1998.

     The Company did not record a provision for credit losses for the past two years due to a combination of the leveling-off of net charge offs including net recoveries during 1998; the continued reduction in problem loans; and the improvement of the Southern California economy. Based on continued loan growth, the level of non-performing loans, anticipated recoveries in the first half of 2000 of loans previously charged-off and a relatively constant level of charge-offs, it is anticipated that the level of the allowance will remain adequate through the first half of 2000 without a provision for credit losses. However, credit quality will be influenced by underlying trends in the economic cycle, particularly Southern California, and other factors which are beyond management's control. Accordingly no assurance can be given that the Company will not sustain loan losses that in any particular period are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through changes to the provision for credit losses.

OTHER OPERATING INCOME

     Other operating income was $698,000 and $855,000 in 1999 and 1998, respectively. A breakdown of other operating income by category is reflected below:

TABLE 5
OTHER OPERATING INCOME

                                                                            1999            1998
                                                                        ------------    -----------
OTHER OPERATING (LOSSES) INCOME:
   SECURITIES TRANSACTIONS:
   Net (loss) gain on sale of securities available-for-sale...........  $         (1)   $        39

   FEE INCOME:
   International services.............................................            87             84
   Investment services............... ................................            60             43
   Deposit and other customer services................................           552            540

   OTHER:
   Reconveyance fees..................................................             -             81
   Gain on other real estate owned and fixed assets...................             -             68
                                                                        ------------    -----------
    Total other operating income......................................  $        698    $       855
                                                                        ============    ===========

   SECURITIES TRANSACTIONS

     During 1999 the Company recorded a net loss on the sale of $2.1 million of securities available-for-sale of $1,000. During 1998, the Company sold $6.1 million of investment securities available-for-sale, realizing a net gain of $26,000. In addition, as a result of the overall downward trend in market interest rates during 1998, issuers of securities with an optional principal redemption feature elected to exercise such "call options". Consequently, during 1998 $26.7 million of these callable securities were called prior to final maturity realizing a net gain of $13,000.

   FEE INCOME

     Fee income related to international, investment and deposit and other customer services increased by $32,000 or 4.8% to $699,000 during 1999, compared to equivalent fee income of $667,000 in 1998. This increase is primarily due to deposit growth of "transaction" type accounts during 1999.

   OTHER INCOME

     Other income for 1998 included $81,000 representing the reconveyance fee associated with the full collection of one large nonperforming loan, while the gain on the sale of other real estate owned and fixed assets amounted to $68,000 during 1998. No such income was realized during 1999.

OTHER OPERATING EXPENSES

     Other operating expenses totaled $6.6 million in 1999 compared to $6.8 million in 1998. A breakdown of other operating expense by category is reflected below:

TABLE 6
OTHER OPERATING EXPENSES

                                                                            1999            1998
                                                                        ------------    -----------
OTHER OPERATING EXPENSES:
   Salaries and related benefits......................................  $     3,229      $    3,168
   Net occupancy......................................................        1,002             903
   Furniture and equipment............................................          217             287
   Printing and communications........................................          265             231
   Insurance and regulatory assessments...............................          297             304
   Customer services..................................................          673             797
   Computer data processing...........................................          311             264
   Legal services.....................................................           70             146
   Other professional services........................................          301             300
   Other real estate owned expenses...................................           45             141
   Promotion and other expenses.......................................          214             257
                                                                        ------------    -----------
          Total other operating expenses..............................  $     6,624     $     6,798
                                                                        ============    ===========



     The 2.6% decrease in other operating expense was primarily attributable to increased deferred loan origination costs caused by increased loan volume and an increase in the costs allowed under Statement of Financial

Accounting Standard No. 91 "Accounting for Deferred Loan Origination Fees and Costs". This $230,000 increase in deferred cost offset the increase of $226,000 in salary expense, excluding payroll taxes and related benefits.

     The 11.0% increase in net occupancy expense, which totaled $1.0 million during 1999 compared to $903,000 during 1998, was caused by increased escalation and operating costs associated with the Company's corporate and retail premises lease. Furniture and equipment expenses decreased 24.4% during 1999 to $217,000, compared to 287,000 during 1998 as a result of reduced depreciation costs caused by the deletion of certain computer equipment during 1998. This caused an acceleration of depreciation expense during 1998 associated with the computer equipment that was replaced. Customer service expenses decreased 15.6% during 1999 to $673,000 from $797,000 during 1998 caused primarily by decreased cost associated with the 5.8% decrease in average real estate title and escrow deposits which averaged $14.7 million during 1999 compared to $15.5 million during 1998. OREO expenses decreased $96,000 to $45,000 during 1999 compared to $141,000 during 1998 primarily as a result of a valuation adjustment totaling $100,000 recorded during 1998. Legal expenses decreased 52.1% to $70,000 during 1999 from $146,000 during 1998 primarily due to recoveries of previously expensed legal costs associated with the collection efforts of various loans during 1999.

INCOME TAXES

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all or some portion will not be realized. Deferred income taxes (benefit) represents the net change in deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense (benefit) for the year. At December 31, 1999, the Company's net deferred tax asset totaled $8.3 million, which was fully reserved.

     The Company's deferred tax asset consists primarily of federal and state NOL's that total $20.3 and $4.7 million, respectively. The federal NOL's expire beginning in 2007 through 2012 and the California carryforwards expire beginning in 2000 through 2002.

     No income tax provision was recorded during 1999 and 1998 other than alternative minimum tax of $47,000 and $8,000, respectively, due to the utilization of previously unrecognized tax benefits to offset current period tax liability.

     Additionally, federal and state income tax laws provide that following an ownership change of a corporation with a NOL, a net unrealized built-in loss or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs, built-in losses or tax credit carryovers generally cannot exceed a prescribed annual limitation. The annual limitation generally equals the product of the fair market value of the corporation immediately before the ownership change (subject to certain adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Internal Revenue Service. If such limitations were to apply to the Company, the ability of the Company to reduce future taxable income by the NOL's could be severely limited.

ACCUMULATED OTHER COMPREHENSIVE INCOME

     Changes in the unrealized gain (loss) on available-for-sale securities is the only component of other comprehensive income for the Company. At December 31, 1999 the unrealized loss on available-for-sale securities was $2.5 million compared to an unrealized gain of $211,000 at December 31, 1998.

     During 1999 the U.S. economy experienced an overall increase in general market interest rates. For instance, during 1999 the interest rate on a 30-year U.S. Treasury Note increased to 6.48% at December 31, 1999 from 5.09% at December 31, 1998. This increase, which on a total return basis was one of the most significant in history, adversely affected the estimated fair value of the Company's portfolio of primarily fixed-rate available-for-sale securities, causing the unrealized loss at December 31, 1999.

FINANCIAL CONDITION

REGULATORY CAPITAL

     At December 31, 1999, the Company's and Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, amounted to $14.1 million and $12.9 million, respectively. At December 31, 1998, the Company's and the Bank's Tier 1 capital amounted to $13.0 million and $9.7 million, respectively. On July 31, 1999 the Company contributed $2.4 million of capital to the Bank which enabled it to increase its legal lending limit and provide capital for continued growth. The following table sets forth the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank as of December 31, 1999 and 1998.

TABLE 7

REGULATORY CAPITAL INFORMATION
OF THE COMPANY AND BANK

                                                                            DECEMBER 31,
                                                  WELL CAPITALIZED    ------------------------
                                                     STANDARDS           1999          1998
                                                 ------------------   ----------    ----------
COMPANY:
Tier 1 leverage ........................               5.00%             8.98%          8.78%
Tier 1 risk-based capital ..............               6.00%            16.21%         17.38%
Total risk-based capital ...............              10.00%            17.47%         18.65%

BANK:
Tier 1 leverage ........................               5.00%             8.32%          6.69%
Tier 1 risk-based capital ..............               6.00%            15.03%         13.48%
Total risk-based capital ...............              10.00%            16.29%         14.75%


LIQUIDITY MANAGEMENT

     The objective of liquidity management is the ability to maintain cash flow adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost effective basis. The Company manages to this objective through the selection of asset and liability maturity mixes. The Company's liquidity position is enhanced by its ability to raise additional funds as needed through available borrowing or accessing the wholesale deposit market.

     The Company's deposit base provides the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 85.4% and 90.7% of funding for average total assets in 1999 and 1998, respectively. This reduction of 5.3% was directly attributable to the increased volume of LIBOR interest rate index based borrowings, the proceeds of which were used to purchase LIBOR based investment securities.

     A significant portion of remaining funding of average total assets is provided by other borrowings, specifically FHLB advances, which averaged $19.1 million during 1999 compared to $9.3 million during 1998.

     Liquidity is also provided by assets such as federal funds sold and securities purchased under resale agreements which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $7.6 million during 1999, as compared to $14.5 million during 1998. This decrease resulted primarily from the growth in the Company's average investment securities portfolio during 1999.

     Liquidity is also provided by the portfolio of available-for-sale securities, which averaged $70.1 million during 1999. In addition, the unpledged portion of investment securities at December 31, 1999 totaled $40.2 million and would be available as collateral for borrowings. Maturing loans also provide liquidity, of which $22.9 million of the Bank's loans are scheduled to mature in 2000.

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

     The Company has established three measurement processes to quantify and manage exposure to interest rate risk: net interest income simulation modeling, gap analysis, and present value of equity analysis. Net interest income simulations, provided to the Company by an outside firm, are used to identify the direction and severity of interest rate risk exposure across a twelve month forecast horizon. Gap analysis provides insight into structural mismatches of assets and liability repricing characteristics. Present value of equity calculations, also provided to the Company by an outside firm, is used to estimate the theoretical price sensitivity of shareholders' equity to changes in interest rates.

     Generally, an asset sensitive gap indicates that net interest income will improve during a period of rising interest rates while a liability sensitive gap indicates that net interest income will improve during a period of declining interest rates. Conversely, an asset sensitive gap indicates that net interest income will drop during a period declining interest rates, while a liability sensitive gap indicates that net interest income will drop during a period of rising interest rates. The gap report is based on the contractual cash flows of the Company's assets and liabilities. The contractual life of these assets and liabilities may differ substantially from their expected lives however. For example, checking accounts are subject to immediate withdrawal. Experience suggests that these accounts will have an average life of several years. Also, certain loans are subject to prepayment. The cash flows shown in the gap report are adjusted to reflect these behaviors.

     Table 8 compares the Company's interest rate gap position as of December 31, 1999 and 1998. The gap report shows the Company's cumulative one year interest rate asset sensitivity gap of $12.7 million at December 31, 1999, a change from as asset sensitivity gap of $11.9 million at December 31, 1998. The Company has increased its loan receivable portfolio that reprice within one year to $48.8 million at December 31, 1999 compared to $40.0 million at December 31, 1998. This change was offset by an increase in borrowings, which reprice within one year to $23.7 million at December 31, 1999 compared to $20.3 million at December 31, 1998 along with increases in time certificates of deposits which reprice within one year to $24.7 million at year end 1999 from $20.8 million at year end 1998.

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

     At December 31, 1999 and 1998, the Company's distribution of rate-sensitive assets and liabilities was as follows:

TABLE 8

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                            DECEMBER 31, 1999
                                                     -----------------------------------------------------------
                                                                        MATURING OR REPRICING IN
                                                     -----------------------------------------------------------
                                                       LESS      AFTER THREE  AFTER ONE
                                                       THAN        MONTHS       YEAR
                                                       THREE     BUT WITHIN  BUT WITHIN     AFTER
                                                      MONTHS      ONE YEAR     5 YEARS     5 YEARS       TOTAL
                                                     --------   ------------ ----------   ---------    ---------
                                                                        (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Federal funds sold and securities
 purchased under agreements to resell.............    $ 4,450      $    --     $    --      $    --     $  4,450
Securities available-for-sale, at amortized cost..     15,991        5,214      30,283       20,476       71,964
FRB and other stock, at cost......................         --           --          --        1,746        1,746
Loans receivable..................................     40,617        8,197      13,018       12,011       73,843
                                                      -------      -------    --------      -------     --------
    Total rate-sensitive assets...................     61,058       13,411      43,300       34,233      152,003

Rate-Sensitive Liabilities:
Interest bearing deposits:
  Demand, money market and savings................      4,111        9,250      13,406       10,357       37,124
  Time certificates of deposit....................     11,299       13,425       1,309           --       26,033
Other borrowings..................................     23,700           --       2,500           --       26,200
                                                      -------      -------    --------      -------     --------
  Total rate-sensitive liabilities................     39,110       22,675      17,215       10,357       89,357
Interest rate-sensitivity gap.....................     21,948       (9,264)     26,085       23,876       62,646
                                                      =======      =======     =======      =======     ========
Cumulative interest rate-sensitivity gap..........    $21,948      $12,684     $38,770      $62,646
                                                      =======      =======     =======      =======
Cumulative ratio of rate sensitive assets to
 rate-sensitive liabilities.......................       156%         121%        149%         170%
                                                      =======      =======     =======      =======

RATE-SENSITIVE ASSETS AND LIABILITIES



                                                                            DECEMBER 31, 1999
                                                     -----------------------------------------------------------
                                                                        MATURING OR REPRICING IN
                                                     -----------------------------------------------------------
                                                       LESS      AFTER THREE  AFTER ONE
                                                       THAN        MONTHS       YEAR
                                                       THREE     BUT WITHIN  BUT WITHIN     AFTER
                                                      MONTHS      ONE YEAR     5 YEARS     5 YEARS       TOTAL
                                                     --------   ------------ ----------   ---------    ---------
                                                                        (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Federal funds sold and securities
 purchased under agreements to resell..............  $  6,800     $     --    $     --      $    --     $  6,800
Securities available-for-sale, at amortized cost...    15,871        1,409       2,182       50,785       70,247
FRB and other stock, at cost.......................        --           --          --        1,391        1,391
Loans receivable...................................    23,562       16,391      11,738        5,281       56,972
                                                      -------      -------    --------      -------     --------
  Total rate-sensitive assets......................    46,233       17,800      13,920       57,457      135,410

Rate-Sensitive Liabilities:
Interest bearing deposits:
  Demand, money market and savings.................     3,361        7,637      10,998        8,554       30,550
  Time certificates of deposit.....................     9,743       11,089       7,668          547       29,047
Federal funds purchased and securities
 sold under agreements to repurchase...............     1,000           --          --           --        1,000
Other borrowings...................................    15,800        3,500          --           --       19,300
                                                      -------      -------    --------      -------     --------
  Total rate-sensitive liabilities.................    29,904       22,226      18,666        9,101       79,897
Interest rate-sensitivity gap......................    16,329       (4,426)     (4,746)      48,356       55,513
                                                      =======      =======    ========      =======     ========
Cumulative interest rate-sensitivity gap...........   $16,329      $11,903     $ 7,157      $55,513
                                                      =======      =======    ========      =======
Cumulative ratio of rate sensitive assets to
 rate-sensitive liabilities........................      155%         123%        110%         169%
                                                      =======      =======    ========      =======

INVESTMENT SECURITIES

     The Company invests in investment securities consisting primarily of mortgage-related securities to: (i) generate interest income pending the ability to deploy those funds in loans meeting the Company's lending strategies; (ii) increase net interest income where the rates earned on such investments exceed the related cost of funds, consistent with the management of interest rate risk; and (iii) provide sufficient liquidity in order to maintain cash flow adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost efficient basis.

     The Company generally classifies its investment securities as available-for-sale except for investment securities which the Company has the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities. There were no held-to-maturity securities at December 31, 1999 and 1998.

     Table 9 provides certain information regarding the Company's investment securities at December 31, 1999 and 1998.


TABLE 9
ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES

                                                  DECEMBER 31, 1999                                DECEMBER 31, 1998
                                    =============================================   ==============================================
                                        TOTAL     GROSS       GROSS     ESTIMATED      TOTAL      GROSS        GROSS     ESTIMATED
                                      AMORTIZED UNREALIZED  UNREALIZED    FAIR       AMORTIZED  UNREALIZED   UNREALIZED    FAIR
                                        COST      GAINS       LOSS        VALUE        COST       GAINS         LOSS       VALUE
                                    =========== =========== ========== ==========   ==========  ==========  ==========  ==========
                                                 (DOLLARS IN THOUSANDS)                            (DOLLARS IN THOUSANDS)
U.S. Treasury securities............. $ 2,015        $ -       $   13      $ 2,002     $ 1,001        $  7        $ -     $ 1,008
GNMA-issued/guaranteed  mortgage
 pass through certificates...........   7,646         15          126        7,535           -           -          -           -
Other U.S. government and federal
 agency securities...................   1,937
                                                       3            -        1,940           -           -          -           -
FHLMC/FNMA-issued mortgage
 pass through certificates...........  15,185          -          448       14,737      16,933         100          3      17,030
CMO's and REMIC's issued by U.S.
 government-sponsored agencies.......  40,174          -        1,827       38,347      48,278         146         41      48,383
Privately issued corporate bonds,
 CMO's and REMIC's securities........   5,007          -           79        4,928       4,035           2          -       4,037
FRB and other equity stocks..........   1,746          -            -
                                                                             1,746       1,391           -          -       1,391
                                     -----------  ----------  ----------  ----------  ----------  ----------  ----------  --------
                                      $73,710        $18       $2,493      $71,235     $71,638        $225         44     $71,849
                                     ===========  ==========  ==========  ==========  ==========  ==========  ==========  ========


     As of December 31, 1999 the Company held $2.0 million, representing aggregate amortized cost and estimated fair values of an investment security issued by Structured Asset Mortgage Investments, Inc. This represented the only security from any issuer other than by the U.S. government and U.S. government agencies and corporations, in which the aggregate book value exceeded 10% of the Company's shareholders' equity.

     The Company's present strategy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company. The average duration of total securities at December 31, 1999 was 2.57 years compared with 2.65 years at December 31, 1998. Table 10 sets forth information concerning the maturity of and weighted average yield of the Company's investment securities at December 31, 1999.

TABLE 10
MATURITIES OF AND WEIGHTED AVERAGE YIELDS ON
INVESTMENT SECURITIES

                                                                          AFTER ONE BUT          AFTER FIVE BUT
                                              WITHIN ONE YEAR           WITHIN FIVE YEARS       WITHIN TEN YEARS
                                          ----------------------     ---------------------   ----------------------
                                             AMOUNT      YIELD         AMOUNT       YIELD      AMOUNT      YIELD
                                          =========== ===========    =========== ==========  =========== ==========
                                          (DOLLARS IN THOUSANDS)

Securities available-for-sale:
     U.S Treasury........................ $      -           -      $   2,002        5.84%   $     -           -
     GNMA-issued/guaranteed  mortgage
      pass-through certificates..........        -           -            -          --            -           -
     Other U.S. government and federal
      agencies...........................        -           -          1,940        7.14%         -           -
     FHLMC/FNMA-issued mortgage
      pass-through certificates..........        -           -          1,684        6.49%         -           -
     CMO's and REMIC's issued by
      U.S. government-sponsored
      agencies............................       -           -            -          -             -           -
     Privately issued corporate bonds,
      CMO's and REMIC's securities........       993        5.42%         -          -                         -
     FRB and other equity stocks..........       -           -            -          -             -           -
                                           -----------              -----------              -----------
                                           $     993        5.42%   $   5,626        6.48%   $     -           -
                                           ===========              ===========              ===========
     AMORTIZED COST                        $   1,005                $   5,653   $            $     -
                                           ===========              ===========              ===========



                                            AFTER TEN YEARS
                                          -------------------
                                           AMOUNT     YIELD          TOTAL          YIELD
                                          ========== =========    ==========      =========


Securities available-for-sale:
     U.S Treasury........................ $     -           -      $   2,002         5.84%
     GNMA-issued/guaranteed  mortgage
      pass-through certificates..........     7,535        7.44%       7,535         7.44%
     Other U.S. government and federal
      agencies...........................       -           -          1,940         7.14%
     FHLMC/FNMA-issued mortgage
      pass-through certificates..........    13,053        6.31%      14,737         6.33%
     CMO's and REMIC's issued by
      U.S. government-sponsored
      agencies...........................    38,347        6.62%      38,347         6.62%
     Privately issued corporate bonds,
      CMO's and REMIC's securities.......     3,935        6.36%       4,928         6.17%
     FRB and other equity stocks.........     1,746        5.05%       1,746         5.05%
                                          -----------              ----------
                                          $  64,616        6.59%   $  71,235         6.57%
                                          ===========              ===========
     AMORTIZED COST                       $  67,052                $  73,710
                                          ===========              ===========

     Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.


LENDING ACTIVITIES

     The Company's present lending strategy is attract individual and small to mid-sized business borrowers in specific market niches located in its primary service area by offering a variety of loan products and a full range of banking services coupled with highly personalized service. Loan products include revolving lines of credit, term loans and consumer and home equity loans, and often contain terms and conditions tailored to meet the specific demands of market niche in which the borrower operates, including the ability to evaluate the revenue streams supporting the loan. In order to provide the personalized service required by these customers, the Company uses a team approach to customer service combining an experienced relationship management officer with operations support personnel.

     During the past several years the market niches targeted by the Company have included the entertainment industry and professional services providers. Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, entertainers, directors and producers (whom the Company attracts by establishing relationships with business management firms), and others affiliated with the entertainment industry. Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.

     In beginning of 2000 the Company expanded its targeted market niches to include healthcare organizations and community-based non-profit organizations. Healthcare organizations will include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers. Community-based non-profit organization will include all such organizations that are based in the Company's primary service area.

LOAN PORTFOLIO

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated:


TABLE 11
LOAN PORTFOLIO COMPOSITION

                                                                                           DECEMBER 31,
                                                               ================================================================
                                                                             1999                              1998
                                                               ================================   ==============================
                                                                    AMOUNT          PERCENT          AMOUNT          PERCENT
                                                               ==============    ==============   ===============  =============
                                                                                             (DOLLARS IN THOUSANDS)
Commercial loans:
     Secured by one to four family
          residential properties............................        $      4,405               6%    $      5,005             9%
     Secured by multifamily
          residential properties............................               5,355               7            3,111              5
     Secured by commercial real
          properties........................................              28,233              38           20,839             36
     Other - secured and
          unsecured.........................................              33,221              45           24,337             43
Real estate construction and land
     development............................................                   6              -              -                -
Home equity lines of credit.................................                 367               1              271             -
Consumer installment and
     unsecured loans to individuals.........................               2,496               3            3,707              7
                                                                     ------------      -----------    ------------     -----------
          Total loans outstanding...........................              74,083             100%          57,270            100%
                                                                                       ===========                     ===========

Deferred net loan origination
     fees and purchased loan discount.......................                (240)                            (298)
                                                                     ------------                      ------------
Loans receivable, net.......................................          $   73,843                       $   56,972
                                                                     ============                      ============


     Most of the Company's commercial loans are generally within $100,000 to $2.1 million and its consumer and home equity loans generally are less than $100,000. The Company may not make any loan in excess of its loan to one borrower limit under applicable regulations ($2.4 million at December 31, 1999). If a borrower requests a loan in excess of that amount the Company may originate the loan with the participation of one or more other lenders.

     COMMERCIAL LOANS. The Company offers adjustable and fixed rate secured and unsecured commercial loans for working capital, the purchase of assets and other business purposes. The Company underwrites these loans primarily on the basis that borrower's cash flow and the ability to service the debt without reliance on the liquidation of the underlying collateral where applicable.

     Collateral for commercial loans may include commercial or residential real property, accounts receivable, inventory, equipment, marketable securities or other assets. Real estate secured loans generally have terms ranging from five to ten years and payments based on a 15 to 25 year amortization schedule. Real estate secured loans frequently have a maturity date shorter than the amortization period.
The original principal amount of a real estate secured loan generally does not exceed 65% to 75% of the appraised value of the property (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property).

     Unsecured commercial loans include short-term term loans and lines of credit. The Company's underwriting guidelines for these loans generally require that the borrower have low levels of existing debt, working capital sufficient to cover the loan and a history of earnings and cash flow. Typically, unsecured lines of credit must be unused for a continuous 30-day period within each year to demonstrate the borrower's ability to have sufficient funds to operate without the credit line.

     REAL ESTATE CONSTRUCTION AND LAND DEVELOPMENT LOANS. Real estate construction and land development loans are short-term secured loans made to finance the construction of commercial and single-family residential properties or for improvements to raw land. Over the past several years, the Company has de-emphasized its focus on this type of lending to emphasize relationship-oriented commercial loans.

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

LOAN CONCENTRATIONS

     The Company provides banking services to the entertainment industry in Southern California. Table 12 below presents information about the Company's loans outstanding to entertainment-related customers at December 31, 1999 and 1998.

       TABLE 12
       INDUSTRY CONCENTRATIONS OF LOANS

                                                                                             DECEMBER 31,
                                                                                    ----------------------------
                                                                                         1999          1998
                                                                                    ------------    ------------
                                                                                       (DOLLARS IN THOUSANDS)

       Entertainment industry-related loans (1):
       Loans for single productions of motion picture and television
          feature films ........................................................   $      2,001    $      1,418
       Other loans to entertainment-related enterprises, such as television,
          music, film and talent agencies ......................................         13,632           7,269
       Loans to individuals involved primarily in the entertainment industry .....        4,623           3,368
       Loans to business management, legal and accounting firms,
          including their principals and employees, serving primarily the
          entertainmemt industry .................................................          262              64
                                                                                    ------------    ------------
       Total entertainment industry-related loans ................................ $     20,518    $     12,119
                                                                                    ============    ============
       Percent of total loans outstanding ........................................         27.7%           21.2%


       (1) Included are loans secured by liens on residential and commercial real property amounting to $2.9 million at December 31, 1999 and $1.4 million at December 31, 1998


     The concentration of loans to the entertainment-related industry at December 31, 1999, increased to $20.5 million or 27.7% of the total portfolio, as compared to $12.1 million, or 21.2% at December 31, 1998. The increase during 1999 was the direct result of management plans to expand the entertainment division following the growth of production staff in this area, in response to the prominence of entertainment-related companies in the Company's primary service area.

     The Company believes that the varying nature of customers represented within this group, as set forth in Table 12, indicates reasonable diversification, although significant increases occurred during 1999 with respect to loans to entertainment-related enterprises, such as television, music, film and talent agencies. Single customer concentration risk is evident by the existence of ten borrowers with individual loan balances greater than $1.0 million, aggregating $11.1 million or 54.0% of entertainment industry loans at December 31, 1999. Management believes its underwriting standards, collateral and guarantees supporting such borrowings are sufficient to mitigate the risk of credit concentration. In addition, loans for the production of independently produced motion picture and television feature films presented in Table 12, are generally supported during production by performance bonds from highly-rated insurers, and, either distribution commitments from major studios or, in the case of smaller studios, standby letters of credit from large commercial banks.

   LOAN RATE COMPOSITION AND MATURITIES

     Of the Company's total loans outstanding, 56.8% and 62.6% had adjustable rates at December 31, 1999 and 1998, respectively. Adjustable rate loans have interest rates tied to the prime rate and generally adjust with changes in the rate on a monthly or quarterly basis.

     Of the Company's total loans outstanding at December 31, 1999, 30.9% were due in one year or less, 37.0% were due in 1--5 years and 32.1% were due after 5 years. The loan maturities shown in Table 13 below are based on contractual maturities. As is customary in the banking industry, loans can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, the table is based on contractual maturities.

TABLE 13
LOAN MATURITIES

                                                                      DECEMBER 31, 1999
                                                        --------------------------------------------
                                                         INTEREST RATES  INTEREST RATES
                                                          ARE FLOATING    ARE FIXED OR
                                                         OR ADJUSTABLE   PREDETERMINED        TOTAL
                                                        ---------------  -------------- ------------
                                                                   (DOLLARS IN THOUSANDS)

Aggregate maturities of total loans outstanding:
     Commercial secured by real estate
          In one year or less .........................   $      2,353   $        691   $      3,044
          After one year but within five years ........          3,301          8,733         12,034
          After five years ............................          8,865         14,188         23,053
     Commercial other secured and unsecured
          In one year or less .........................         11,850          5,985         17,835
          After one year but within five years ........         13,465          1,699         15,164
          After five years ............................            525           --              525
     Other ............................................           --
          In one year or less .........................          1,360            660          2,020
          After one year but within five years ........            148             66            214
          After five years ............................            194           --              194
                                                          ------------   ------------   ------------
Total loans outstanding ...............................   $     42,061   $     32,022   $     74,083
                                                          ============   ============   ============


   CREDIT RISK MANAGEMENT

     The Company assesses and manages credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring. As part of the control process, an independent credit review firm regularly examines the Company's loan portfolio and other credit processes, the Company's loan portfolio and other related products, including unused commitments and letters of credit. In addition to this credit review process, the Company's loan portfolio is subject to examination by external regulators in the normal course of business. Underlying trends in the economic and business cycle will influence credit quality. The Company seeks to manage and control its risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

   NONPERFORMING ASSETS

     Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings ("TDR's"), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status and are accruing interest, as described below. Other real estate owned consists of real properties securing loans of which the Company has taken title in partial or complete satisfaction of the loan. Information about nonperforming assets is presented in Table 14.

TABLE 14
NONPERFORMING ASSETS

                                                                                        DECEMBER 31,
                                                                              ----------------------------
                                                                                    1999          1998
                                                                              ------------    ------------
                                                                                  (DOLLARS IN THOUSANDS)

Nonaccrual loans ..........................................................   $        932    $      1,505
Troubled debt restructurings ..............................................           --              --
Loans contractually past due ninety or more days with respect
     to either principal or interest and still accruing interest ..........           --              --
                                                                              ------------    ------------
Nonperforming loans .......................................................            932           1,505
Other real estate owned ...................................................            382             593
Other assets-SBA guaranteed loan ..........................................            150            --
                                                                              ------------    ------------
Total nonperforming assets ................................................   $      1,464    $      2,098
                                                                              ============    ============

Allowance for credit losses as a percent of nonaccrual loans ..............          203.4%          142.5%
Allowance for credit losses as a percent of nonperforming loans ...........          203.4%          142.5%
Total nonperforming assets as a percent of loans receivable ...............            2.0%            3.7%
Total nonperforming assets as a percent of total
     shareholders' equity .................................................           12.6%           15.8%


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

     Nonaccrual loans at December 31, 1999, decreased to $932,000 from $1.5 million at December 31, 1998. Nonaccrual loans at December 31, 1999 were comprised primarily of Small Business Administration ("SBA") loans, including $779,000 which is guaranteed by the SBA. The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $131,000 and $162,000 for 1999 and 1998, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 9 and 13 basis points for 1999 and 1998, respectively.

     TROUBLED DEBT RESTRUCTURINGS. A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower's financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower's near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 1999 and 1998, the Company had no TDR's.

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

     For this purpose a loan is considered well secured if the collateral has a realizable value in excess of the amount of principal and accrued interest outstanding and/or is guaranteed by a financially capable party.
A Loan is considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts which management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

     There were no loans contractually past due 90 or more days and still accruing interest at December 31, 1999 and 1998.

     OTHER REAL ESTATE OWNED. The Company carries OREO at the lesser of the Bank's recorded investment or the fair value less selling costs. The Company periodically revalues OREO properties and charges other expenses for any further write-downs. OREO at December 31, 1999 consisted of two properties including three undeveloped commercially zoned parcels and one undeveloped multi-family zoned parcel. During February 2000, the Company sold the three undeveloped commercially zoned parcels for a net gain of $10,000. While the Company is currently marketing the remaining property for sale, no assurances can be given that it will be sold at the carrying value.

     OTHER ASSETS- SBA GUARANTEED LOAN. Other assets - SBA guaranteed loan consists of one developed commercial retail property. The value of this developed commercial retail property is supported by a guarantee from the SBA. During February 2000, the Company was paid an amount approximately the carrying value by the SBA as full settlement.

IMPAIRED LOANS

     Due to the size and nature of the Bank's loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis. At December 31, 1999, the Bank had classified $932,000 of its loans as impaired for which no related specific reserves was provided. The average recorded investment in, and the amount of interest income recognized on impaired loans during the year ended December 31, 1999, were $1.3 million and $81,000, respectively.

     Foregone interest income attributable to nonperforming loans amounted to $131,000 for the year ended December 31, 1999 and $162,000 for the same period in 1998. This resulted in a reduction in yield on average loans receivable of 22 basis points and 27 basis points for the years ended December 31, 1999 and 1998, respectively.

ALLOWANCE FOR CREDIT LOSSES

     The Company has a process by which it reviews and manages the credit quality of the loan portfolio. This process includes a risk rating system, uniform underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as "criticized" by the Company's internal grading system, and an independent loan review process. The loan approval process is also tied to the risk rating system. The Classified Asset Committee ("CAC") meets on a quarterly basis to review, monitor, take corrective action upon all criticized assets, and review the adequacy of the allowance for credit losses. The CAC is currently chaired by the Senior Vice President--Special Assets, with the results of the CAC's meetings reviewed by the Officers and Directors' Loan Committee quarterly.

     The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis (two times per year), management engages an outside loan review firm to review the Company's loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes the Company's methodology for calculating the allowance for credit losses based on the Company's loss histories and policies. The Company uses a migration analysis as part of its allowance for credit losses evaluation which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Company's portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Company's marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

     The Board of Directors reviews the adequacy of the allowance for credit losses on a quarterly basis. Management utilizes its judgment to determine the provision for credit losses and establish the allowance for credit losses. Management believes, based on information known to management, that the allowance for credit losses at December 31, 1999 was adequate to absorb estimated losses in the existing loan portfolio. However, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

     Table 15 presents, at December 31, 1999 and 1998, the composition of the Company's allocation of the allowance for credit losses to specific loan categories designated by management for this purpose. The Company's current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on management's risk assessment. This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends. In addition, the portion of the allowance allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance is applicable to the entire portfolio.

TABLE 15
ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                                                                   DECEMBER 31,
                                                                    -----------------------------------------
                                                                      1999      %(1)          1998       %(1)
                                                                    --------   --------    --------   -------
                                                                              (DOLLARS IN THOUSANDS)

Allocation of the Allowance for Credit Losses:
Commercial loans:
     Secured by one to four family residential properties .......   $    102          6%   $    132          9%
     Secured by multifamily residential properties ..............        103          7          73          5
     Secured by commercial real properties ......................        659         38         590         36
     Other - secured and unsecured ..............................        938         45       1,061         43
Real estate construction and land development ...................       --         --          --         --
Home equity lines of credit .....................................          3          1           4          0
Consumer installment and unsecured loans to individuals (1) .....         91          3         284          7
                                                                    --------   --------    --------   --------
     Allowance allocable to loans receivable ....................   $  1,896        100%   $  2,144        100%
                                                                    ========   ========    ========   ========

-----------------
(1) Percentage of loans in each category to total loans

     Table 16 presents an analysis of changes in the allowance for credit losses during the period indicated:

TABLE 16
ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                             DECEMBER 31,
                                                                         ----------------------
                                                                           1999          1998
                                                                         ---------    ---------
                                                                         (DOLLARS IN THOUSANDS)

Balance, beginning of period .........................................   $   2,144    $   2,023
Loan charge-offs:
     Real estate construction and land development ...................        --           --
     Commercial loans:
          Secured by one to four family residential properties .......        --              4
          Secured by multifamily residential properties ..............        --           --
          Secured by commercial real properties ......................         128           31
          Other - secured and unsecured ..............................         344          176
     Home equity lines of credit .....................................        --           --
     Consumer installment and unsecured loans to individuals..........         105          196
                                                                         ---------    ---------
     Total loan charge-offs ..........................................         577          407

Recoveries of loans previously charged off:
     Real estate construction and land development ...................        --           --
     Commercial loans:
          Secured by one to four family residential properties .......          30            1
          Secured by multifamily residential properties ..............        --             10
          Secured by commercial real properties ......................         144         --
          Other - secured and unsecured ..............................         100          216
     Home equity lines of credit .....................................        --           --
     Consumer installment and unsecured loans to individuals..........          55          301
                                                                         ---------    ---------
     Total recoveries of loans previously charged off ................         329          528
                                                                         ---------    ---------
     Net charge-offs (recoveries) ....................................         248         (121)
     Provision for credit losses .....................................        --           --
                                                                         ---------    ---------
     Balance, end of period ..........................................   $   1,896    $   2,144
                                                                         =========    =========
     Net loan charge-offs (recoveries) as a percentage of
          allowance for credit losses ................................       13.08%      -5.66%
     Net loan charge-offs (recoveries) as a percentage of
          average gross loans outstanding during the period ..........        0.40%      -0.20%
     Recoveries of loans previously charged off as a percentage
          of loans charged off in the previous year ..................       80.86%      40.16%


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

     Standby letters of credit are conditional commitments issued by the Company to secure the financial performance of a customer to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. The Company uses the same credit underwriting policies in accepting such contingent obligations as it does for loans. When deemed necessary, the Company holds appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.

     At December 31, 1999 and 1998, standby letters of credit amounted to $422,000 and $652,000, respectively, and there were no commercial letters of credit outstanding.

     Undisbursed commitments under revocable and irrevocable loan facilities amounted to $14.7 million and $11.6 million at December 31, 1999 and 1998, respectively. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

DEPOSITS

     As indicated in Table 17, the Bank experienced a 2.7% increase in average total deposits during 1999 compared to 1998. This increase in deposits occurred primarily as a result of growth in non-interest bearing and money market deposits of $5.3 million and growth in money market deposits of $3.8 million, offset by a planned decline in higher cost money desk deposits of $7.6 million.

TABLE 17
DEPOSIT COMPOSITION
(BALANCES ARE AVERAGES)

                                                                     DECEMBER 31,
                                                -----------------------------------------------------
                                                          1999                        1998
                                                -----------------------     -------------------------
                                                 AMOUNT         PERCENT       AMOUNT          PERCENT
                                                ----------     --------     ----------       --------
                                                                (DOLLARS IN THOUSANDS)

Noninterest-bearing demand
     deposits:
     Real estate title and escrow
          company customers .................   $   14,652           13%   $   15,546           14%
     Other noninterest-bearing
          demand ............................       30,843           27        25,564           24
Interest-bearing demand .....................        6,918            6         7,467            7
Money market ................................       27,999           25        24,179           22
Savings .....................................        1,526            1         3,697            3
Time certificates of deposit:
     Money desk .............................          072           11        19,718           18
     Other:
          $100,000 or more ..................           23           13         7,809            7
          Under $100,000 ....................        4,238            4         5,413            5
                                                ----------     --------    ----------   ----------
Total time certificates of deposit ..........       30,433           28        32,940           30
                                                ----------     --------    ----------   ----------
     Total Deposits .........................   $  112,371          100%   $  109,393          100%
                                                ==========     ========    ==========   ==========


TABLE 18
MATURITIES OF TIME CERTIFICATES OF DEPOSIT
$100,000 OR MORE

                                                                                    DECEMBER 31, 1999
                                                                       ------------------------------------------
                                                                           MONEY           ALL
                                                                           DESK           OTHER          TOTAL
                                                                       ------------   ------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)
Aggregate maturities of time certificates of deposit:
     In three months or less .......................................   $         --   $      8,373   $      8,373
     After three months but within six months ......................          2,574          2,992          5,566
     After six months but within twelve months .....................          2,674          2,875          5,549
     After twelve months ...........................................             --             --             --
                                                                       ------------   ------------   ------------
          Total time certificates of deposit $100,000 or more ......   $      5,248   $     14,240   $     19,488
                                                                       ============   ============   ============

                                                                                    DECEMBER 31, 1998
                                                                       ------------------------------------------
                                                                           MONEY           ALL
                                                                           DESK           OTHER          TOTAL
                                                                       ------------   ------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)
Aggregate maturities of time certificates of deposit:
     In three months or less .......................................   $         --   $      6,025   $      6,025
     After three months but within six months.......................             --          2,355          2,355
     After six months but within twelve months .....................            501            837          1,338
     After twelve months ...........................................          5,148            100          5,248
                                                                       ------------   ------------   ------------
          Total time certificates of deposit $100,000 or more ......   $      5,649   $      9,317   $     14,966
                                                                       ============   ============   ============

BORROWINGS

     Borrowings and related weighted average rates are summarized below in Table 19.

TABLE 19
BORROWINGS

                                                                   1999                                       1998
                                               ------------------------------------------  ----------------------------------------
                                                     YEAR-END                AVERAGE            YEAR-END              AVERAGE
                                               --------------------   -------------------  --------------------  ------------------
                                                BALANCE       RATE     BALANCE      RATE    BALANCE       RATE    BALANCE     RATE
                                               ---------     ------   ---------   -------  ---------    -------  ---------   ------
                                                                               (DOLLARS IN THOUSANDS)
Federal funds purchased and securities
     sold under repurchase agreements ....        --          --      $   1,194    4.19%   $   1,000     5.54%   $   2,279    5.92%

Other borrowings .........................      26,200        5.79%      19,121    5.26%      19,300     5.38%       9,276    5.57%



     The maximum amount of securities sold with agreements to repurchase at any month end was $2.0 million, and $4.0 million during 1999 and 1998, respectively.

     The maximum amount of other borrowings at any month end was $26.2 million during 1999 and $19.3 million during 1998.

     At December 31, 1999, $15.7 million of borrowed funds were scheduled to mature during 2000, and $10.5 million were scheduled to mature during 2001.

SELECTED FINANCIAL RATIOS

     The following table 20 sets forth selected financial ratios:

TABLE 20
SELECTED PERFORMANCE RATIOS:

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    1999          1998
                                                                  -------       --------
Return on average assets ..............................            0.69%         0.48%
Return on average shareholders' equity ................            8.08%         4.96%
Average shareholders' equity to average assets ........            8.57%         9.64%


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the Statement of Operations. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements but does not believe it will have a material effect of the Company's financial position or results of operations.

YEAR 2000 MATTERS

THE FOLLOWING CONSTITUTES A "YEAR 2000 READINESS" DISCLOSURE UNDER THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT.

     As the Year 2000 approached, a critical issue emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products were designed to only accommodate a two-digit date position, which represents the year (e.g., `95' is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99') could be the maximum date value these systems will be able to accurately process.

     Addressing the risks posed by the Year 2000 problem was among the Company's highest priorities. The Company established a comprehensive program comprised of numerous individual projects which address the following broad areas: data processing systems, telecommunications and data networks, physical facilities and security systems, vendor risk, customer risk, liquidity risk, contingency planning, testing and communications. The goal of the Company's Year 2000 program was to assure that the Company was able to conduct normal business before, during and after the century date change.

     The Company has not experienced any business interruption with respect to its operations, vendors or customers as a result of the Year 2000 date change.

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

RISK OF DECLINES IN ASSET QUALITY

     The Company's results of operations depend significantly on the quality of its assets. While the Company has developed and implemented underwriting policies and procedures in connection with the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. High levels of non-performing assets will adversely affect the Company's results of operations and financial condition. A borrower's ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services. The Company has devoted and continues to devote substantial time and resources to the identification, collection and workout of non-performing assets, which has resulted in a significant decrease in its nonperforming assets from $12.0 million, or 5.2%, of total assets at December 31, 1994 to $1.5 million, or 0.9%, of total assets at December 31, 1999. However, no assurance can be given that the Company will not have material additional non-performing assets in the future.

ADEQUACY OF ALLOWANCES FOR LOSSES

     The Company establishes allowances for credit losses against each segment of its loan portfolio. At December 31, 1999, its allowance for credit losses equaled 2.6% of loans receivable and 203.4% of nonperforming loans. Although the Company believes that it had established adequate allowances for credit losses as of December 31, 1999, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews its allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size of the loan portfolio. Increases in the provisions for credit losses would adversely affect its results of operations.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will appear under the "Election of Directors," "Directors and Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1999 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this item will appear under the captions "Directors and Executive Officers--Compensation of Directors," "Directors and Executive Officers--Executive Compensation," "Report of the Compensation Committee on Executive Compensation", "Directors and Executive Officers--Stock Option Grants," "Directors and Executive Officers--Option Exercises and Holdings," and "Directors and Executive Officers--Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to those portions of the 1999 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in amendment to this report filed with the Commission on Form 10-KSB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear under the captions "Outstanding Securities and Voting Rights" and "Security Ownership of Principal Shareholders and Management" in the 1999 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference to that portion of the 1998 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-KSB.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents have been filed as part of this report:

1.   FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
     Report of Independent Public Accountants .........................................................    45

     Consolidated Balance Sheet at December 31, 1999 ..................................................    46

     Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 .............    47

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31,
      1999 and 1998 ...................................................................................    48

     Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 .............    49

     Notes to Consolidated Financial Statements for the two years ended December 31, 1999 .............    50

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

                           NATIONAL MERCANTILE BANCORP
                           (Registrant)


                           By   /s/         SCOTT A. MONTGOMERY
                           ---------------------------------------------------
                                               Scott A. Montgomery
                                             Chief Executive Officer

                           By   /s/          JOSEPH W. KILEY III
                           ---------------------------------------------------
                                               Joseph W. Kiley III
                                             Chief Financial Officer

Date: March 24, 2000

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

                        SIGNATURE                                         TITLE                       DATE
                        ---------                                         -----                       ----

/s/                 ROBERT E. GIPSON
----------------------------------------------------------
                    Robert E. Gipson                             Chairman of the Board           March 24, 2000


/s/                ROBERT E. THOMSON
----------------------------------------------------------
                    Robert E. Thomson                            Vice Chair                      March 24, 2000


/s/                 DONALD E. BENSON
----------------------------------------------------------
                    Donald E. Benson                             Director                        March 24, 2000


/s/                  JOSEPH N. COHEN
----------------------------------------------------------
                     Joseph N. Cohen                             Director                        March 24, 2000


/s/                    ALAN GRAHM
----------------------------------------------------------
                       Alan Grahm                                Director                        March 24, 2000


/s/            ANTOINETTE HUBENETTE, M.D.
----------------------------------------------------------
               Antoinette Hubenette, M.D.                        Director                        March 24, 2000


/s/                JOSEPH W. KILEY III
----------------------------------------------------------
                   Joseph W. Kiley III                           Director and Chief              March 24, 2000
                                                                 Financial Officer



/s/                SCOTT A. MONTGOMERY
----------------------------------------------------------
                   Scott A. Montgomery                           Director and Chief              March 24, 2000
                                                                 Executive Officer

/s/                  DION G. MORROW
----------------------------------------------------------
                     Dion G. Morrow                              Director                        March 24, 2000


/s/                  CARL R. TERZIAN
----------------------------------------------------------
                     Carl R. Terzian                             Director                        March 24, 2000



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of National Mercantile Bancorp and Subsidiary:

We have audited the accompanying consolidated balance sheet of National Mercantile Bancorp (a California corporation) and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mercantile Bancorp and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
January 14, 2000

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 31,
                                                                                     1999
                                                                                  ------------
(DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks-demand ...............................................       $  5,789
Federal funds sold and securities purchased
     under agreements to resell ..............................................          4,450
                                                                                   ------------
          Cash and cash equivalents ..........................................         10,239
Securities available-for-sale, at fair value;
     aggregate amortized cost of $71,964 .....................................         69,489
FRB and other stock, at cost .................................................          1,746

Loans receivable .............................................................         73,843
     Allowance for credit losses .............................................         (1,896)
                                                                                   ------------
          Net loans receivable ...............................................         71,947

Premises and equipment, net ..................................................            626
Other real estate owned, net .................................................            382
Accrued interest receivable and other assets .................................          1,724
                                                                                   ------------
           Total assets ......................................................       $156,153
                                                                                   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ..............................................       $ 53,827
     Interest-bearing demand .................................................          8,669
     Money market ............................................................         25,376
     Savings .................................................................          3,079
     Time certificates of deposit:
          $100,000 or more ...................................................         19,488
          Under $100,000 .....................................................          6,545
                                                                                   ------------
               Total deposits ................................................        116,984

Federal funds purchased and securities sold
     under agreements to repurchase ..........................................           --
Other borrowings .............................................................         26,200
Accrued interest payable and other liabilities ...............................          1,382
                                                                                   ------------
          Total liabilities ..................................................        144,566

Shareholders' equity:
     Preferred stock: (10,000 shares undesignated)
          Series A non-cumulative convertible perpetual preferred stock;
          authorized 990,000 shares; issued and outstanding 900,000
          shares .............................................................          7,350
     Common stock, no par value; authorized 10,000,000
          shares; issued and outstanding 677,195 shares ......................         24,614
     Accumulated deficit .....................................................        (17,902)
     Accumulated other comprehensive income ..................................         (2,475)
                                                                                   ------------
          Total shareholders' equity .........................................         11,587
                                                                                   ------------
          Total liabilities and shareholders' equity .........................       $156,153
                                                                                   ============


See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              FOR THE YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                         ------------------------------
                                                                                             1999            1998
                                                                                         -----------       ------------
                                                                                             (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT PER SHARE DATA)

Interest income:
     Loans, including fees ..........................................................   $      5,781    $      5,937
     Securities held-to-maturity ....................................................           --               134
     Securities available-for-sale ..................................................          4,379           3,215
     Federal funds sold and securities purchased under agreements to resell .........            385             782
     Interest-bearing deposits with other financial institutions ....................           --                13
                                                                                         -----------       ------------
               Total interest income ................................................         10,545          10,081
Interest expense:
     Interest-bearing demand ........................................................             91              95
     Money market and savings .......................................................            836             846
     Time certificates of deposit:
          $100,000 or more ..........................................................            996             788
          Under $100,000 ............................................................            580           1,104
                                                                                         -----------       ------------
               Total interest expense on deposits ...................................          2,503           2,833
     Federal funds purchased and securities sold under agreements to repurchase .....             50             135
     Other borrowings ...............................................................          1,005             517
                                                                                         -----------       ------------
               Total interest expense ...............................................          3,558           3,485
                                                                                         -----------       ------------
               Net interest income before provision for credit losses ...............          6,987           6,596
Provision for credit losses .........................................................           --              --
                                                                                         -----------       ------------
     Net interest income after provision for credit losses ..........................          6,987           6,596
Other operating income:
     Net (loss) gain on sale of securities available-for-sale .......................             (1)             39
     International services .........................................................             87              84
     Investment division ............................................................             60              43
     Deposit-related and other customer services ....................................            552             621
     Gain on sale of other real estate owned and fixed assets .......................           --                68
                                                                                         -----------       ------------
               Total other operating income .........................................            698             855
Other operating expenses:
     Salaries and related benefits ..................................................          3,229           3,168
     Net occupancy ..................................................................          1,002             903
     Furniture and equipment ........................................................            217             287
     Printing and communications ....................................................            265             231
     Insurance and regulatory assessments ...........................................            297             304
     Customer services ..............................................................            673             797
     Computer data processing .......................................................            311             264
     Legal services .................................................................             70             146
     Other professional services ....................................................            301             300
     Other real estate owned expenses ...............................................             45             141
     Promotion and other expenses ...................................................            214             257
                                                                                         -----------       ------------
               Total other operating expenses .......................................          6,624           6,798
                                                                                         -----------       ------------
     Net income before income tax provision .........................................          1,061             653
Income tax provision ................................................................             47               8
                                                                                         -----------       ------------
     Net income .....................................................................   $      1,014    $        645
                                                                                         ===========       ============
     Earnings per share:
          Basic .....................................................................   $       1.50    $       0.95
                                                                                         ===========       ============
          Diluted ...................................................................   $       0.41    $       0.25
                                                                                         ===========       ============

See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                        PREFERRED STOCK              COMMON STOCK
                                                                      --------------------       -------------------
                                                                      SHARES        AMOUNT       SHARES       AMOUNT
                                                                      ---------    -------       --------    --------
                                                                         (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 1, 1998 ......................................      900,000      $7,350       677,144      $24,613
     Return of fractional common
          shares due to reverse stock split .....................                                    (96)         --
     Comprehensive income:
          Other comprehensive income:
          Unrealized holding gain during the period .............
          Less: Reclassification adjustment
                   for gain included in
                   net income ...................................
     Net income .................................................
               Comprehensive income .............................
                                                                      ---------     -------      --------    --------
Balance at December 31, 1998 ....................................      900,000       7,350       677,048       24,613
     Stock options exercised ....................................                                    147            1
     Comprehensive income:
          Other comprehensive income:
          Unrealized holding loss during
               the period .......................................
          Add: Reclassification adjustment
                   for losses included in
                   net income ...................................
     Net income .................................................
               Comprehensive income .............................
                                                                      ---------     -------      --------    --------
Balance at December 31, 1999 ....................................      900,000      $7,350       677,195      $24,614
                                                                      =========     =======      ========    =========

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                                       ACCUMULATED       COMPREHENSIVE
                                                                         DEFICIT            INCOME            TOTAL
                                                                       ------------      --------------    ----------
Balance at January 1, 1998 ......................................        $(19,561)           $    38         $12,440
     Return of fractional common
          shares due to reverse stock split .....................                                                 --
     Comprehensive income:
          Other comprehensive income:
          Unrealized holding gain during the period .............                                212             212
          Less: Reclassification adjustment
                   for gain included in
                   net income ...................................                                (39)            (39)
     Net income .................................................                                645             645
               Comprehensive income .............................                                                818
                                                                       ------------      --------------    ----------
Balance at December 31, 1998 ....................................         (18,916)               211          13,258
     Stock options exercised ....................................                                                  1
     Comprehensive income:
          Other comprehensive income:
          Unrealized holding loss during
               the period .......................................                             (2,687)         (2,687)
          Add: Reclassification adjustment
                   for losses included in
                   net income ...................................                                  1               1
     Net income .................................................           1,014                              1,014
                                                                                                           ----------
               Comprehensive income .............................                                             (1,672)
                                                                       ------------      --------------    ----------
Balance at December 31, 1999 ....................................        $(17,902)           $(2,475)        $11,587
                                                                       ============      ==============    ==========

See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                             1999                1998
                                                                                         -------------     -------------
                                                                                               (DOLLARS IN THOUSANDS)
Net cash flow from operating activities:
     Net income .....................................................................       $  1,014        $    645
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..................................................            191             248
     Gain on sale of premises and equipment .........................................             --              (9)
     Gain on sale of other real estate owned ........................................             --             (59)
     Provision for other real estate owned ..........................................             35             100
     Net loss (gain) on sale of securities available-for-sale .......................              1             (39)
     Net amortization of premiums on securities .....................................             61              94
     Net accretion of discounts on loans purchased ..................................            (34)            (32)
     (Increase) decrease in accrued interest receivable and other assets ............           (126)            377
     Increase in accrued interest payable and other liabilities .....................            289              66
                                                                                         -------------     -------------
               Net cash provided by operating activities ............................          1,431           1,391

Cash flows from investing activities:
     Net decrease in interest-bearing deposits with other financial
          institutions ..............................................................           --               250
     Purchase of securities available-for-sale ......................................        (15,967)        (71,359)
     Proceeds from sales of securities available-for-sale ...........................          1,016           6,102
     Proceeds from repayments and maturities of securities available-for-sale........         12,817          20,004
     Proceeds from repayments and maturities of securities-held-to-maturity .........           --            14,000
     Loan originations and principal collections, net................................        (17,085)          4,257
     Proceeds from sale of other real estate owned ..................................           --               319
     Net purchases of premises and equipment ........................................            (91)           (179)
                                                                                         -------------     -------------
               Net cash used in investing activities ................................        (19,310)        (26,606)

Cash flows from financing activities:
     Net increase in demand deposits, money market and savings accounts .............         13,026          11,925
     Net decrease in time certificates of deposit ...................................         (3,014)         (2,341)
     Net decrease in securities sold under agreements to repurchase
          and federal funds purchased ...............................................         (1,000)         (4,050)
     Net increase in other borrowings ...............................................          6,900          15,800
     Net proceeds from exercise of stock options ....................................              1            --
                                                                                         -------------     -------------
               Net cash provided by financing activities ............................         15,913          21,334
                                                                                         -------------     -------------
Net decrease in cash and cash equivalents ...........................................         (1,966)         (3,881)
Cash and cash equivalents, January 1 ................................................         12,205          16,086
                                                                                         -------------     -------------
Cash and cash equivalents, December 31 ..............................................       $ 10,239        $ 12,205
                                                                                         =============     =============


See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of National Mercantile Bancorp (the "Company") and of its wholly owned subsidiary Mercantile National Bank (the "Bank") conform to generally accepted accounting principles and to prevailing practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during reported periods. Actual results could differ from those estimates.

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

     SECURITIES

     Securities held-to-maturity are carried at cost adjusted for amortization of premium and accretion of discounts, as the Company has the ability and management has the positive intent to hold such securities until maturity. Securities available-for-sale are carried at estimated fair value. Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income in a separate component of shareholders' equity until realized. Because the Company has net operating loss carryforwards, no tax expense (benefit) has been recorded from unrealized gains (losses). Premiums or discounts on held-to maturity and available-for-sale securities are amortized or accreted into income using the effective interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

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

     ALLOWANCE FOR CREDIT LOSSES

     The provisions for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of such other factors as the Bank's loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly Southern California), as well as the results of the Company's ongoing examination process and its regulatory examinations.

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

     OTHER REAL ESTATE OWNED

     Other Real Estate Owned ("OREO") is comprised of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are initially recorded at the lower of the loan balance or fair value, at the date of transfer of the property establishing a new cost basis. Subsequently OREO is carried at the lower of cost or fair value less costs to sell. The fair value of the OREO property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY other operating expenses in the period in which they are identified. Expenses for holding costs are changed to other operating expenses as incurred.

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

     COMPREHENSIVE INCOME

     Comprehensive income is defined as change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional capital paid in the consolidated balance sheet.

     The components of other comprehensive income together with total comprehensive income are reported in the consolidated statement of changes in shareholders' equity. The accumulated balance of other comprehensive income is not reported as a net amount after taxes due to the size and availability of the Company's net operating loss carry forwards.

     EARNINGS PER SHARE

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings per share for the years ended December 31, 1999 and 1998 was 677,137 and 677,061, respectively. The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the years ended December 31, 1999 and 1998 was 2,477,614, and 2,537,280,
respectively. All periods presented were restated to reflect the 100% common stock dividend declared January 8, 1998 and paid February 13, 1998 which was accounted for as a 2 for 1 stock split. The following table is a reconciliation of income (loss) and shares used in the computation of basic and diluted earnings per share:

                                                                                         PER SHARE
                                                     NET INCOME         SHARES            AMOUNT
                                                   --------------    --------------   --------------
                                                   (IN THOUSANDS)
FOR THE YEAR ENDED 1999:
   Basic EPS ................................           $1,014          677,137            $1.50
                                                                                      ==============
   Effect of dilutive securities:
      Options and warrants ..................                               477
      Convertible preferred stock ...........                         1,800,000
                                                   --------------    --------------
   Diluted EPS ..............................           $1,014        2,477,614            $0.41
                                                   ==============    ==============   ==============
FOR THE YEAR ENDED 1998:
   Basic EPS ................................           $  645          677,061            $0.95
                                                                                      ==============
   Effect of dilutive securities:
      Options and warrants ..................                            60,219
      Convertible preferred stock ...........                         1,800,000
                                                   --------------    --------------
   Diluted EPS ..............................           $  645        2,537,280            $0.25
                                                   ==============    ==============   ==============



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

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

STOCK OPTIONS

        Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made during 1999 and 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the Statement of Operations. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements but does not believe it will have a material effect of the Company's financial position or results of operations.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 2--INVESTMENT SECURITIES

     The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company's investment securities available-for-sale at December 31, 1999:

                                                              DECEMBER 31, 1999
                                                -------------------------------------------------
                                                    TOTAL       GROSS       GROSS      ESTIMATED
                                                  AMORTIZED   UNREALIZED  UNREALIZED     FAIR
                                                    COST        GAINS        LOSS        VALUE
                                                ----------   ----------  ----------    ----------
                                                             (DOLLARS IN THOUSANDS)
U.S. Treasury securities ....................   $    2,015   $        -   $       13   $    2,002
GNMA-issued/guaranteed  mortgage
   pass through certificates ................        7,646           15          126        7,535
Other U.S. government and federal
   agency securities ........................        1,937            3            -        1,940
FHLMC/FNMA-issued mortgage
   pass through certificates ................       15,185            -          448       14,737
CMO's and REMIC's issued by U.S.
   government-sponsored  agencies ...........       40,174            -        1,827       38,347
Privately issued corporate bonds,
   CMO's and REMIC's securities .............        5,007            -           79        4,928
FRB and other equity stocks .................        1,746            -            -        1,746
                                                ----------   ----------  -----------   ----------
                                                $   73,710   $       18   $    2,493   $   71,235
                                                ==========   ==========  ===========   ==========

        Gross realized losses related to investment securities was $1,000 for the year ended December 31, 1999 and $39,000 of gross realized gains for the year ended December 31, 1998.

        The estimated fair value and amortized cost of investment securities at December 31, 1999 by contractual maturity, are shown below:

                                                                               AFTER ONE BUT               AFTER FIVE BUT
                                             WITHIN ONE YEAR                 WITHIN FIVE YEARS            WITHIN TEN YEARS
                                       ---------------------------        -------------------------    ------------------------
                                         AMOUNT           YIELD             AMOUNT         YIELD         AMOUNT       YIELD
                                       ----------       ----------        ----------     ----------    ----------   -----------
                                                                           (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   U.S Treasury ....................   $        -                -        $    2,002           5.84%   $        -             -
   GNMA-issued/guaranteed  mortgage
      pass-through certificates ....            -                -                 -              -             -             -
   Other U.S. government and federal
      agencies .....................            -                -             1,940           7.14%            -             -
   FHLMC/FNMA-issued mortgage
      pass-through certificates ....            -                -             1,684           6.49%            -             -
   CMO's and REMIC's issued by
      U.S. government-sponsored
      agencies .....................            -                -                 -              -             -             -
   Privately issued corporate bonds,
      CMO's and REMIC's securities .          993             5.42%                -              -             -             -
   FRB and other equity stocks .....            -                -                 -              -             -             -
                                       ----------       ----------        ----------     ----------    ----------   -----------
                                       $      993             5.42%       $    5,626           6.48%   $        -             -
                                       ==========       ==========        ==========     ==========    ==========   ===========

   AMORTIZED COST ..................   $    1,005                         $    5,653                   $        -
                                       ==========       ==========        ==========     ==========    ==========   ===========









                                             AFTER TEN YEARS                              WEIGHTED
                                       ---------------------------                        AVERAGE
                                         AMOUNT           YIELD              TOTAL         YIELD
                                       ----------       ----------        ----------     ----------
Securities available-for-sale:
   U.S Treasury ....................   $        -                -        $    2,002           5.84%
   GNMA-issued/guaranteed  mortgage
      pass-through certificates ....        7,535             7.44%            7,535           7.44%
   Other U.S. government and federal
      agencies .....................            -                -             1,940           7.14%
   FHLMC/FNMA-issued mortgage
      pass-through certificates ....       13,053             6.31%           14,737           6.33%
   CMO's and REMIC's issued by
      U.S. government-sponsored
      agencies .....................       38,347             6.62%           38,347           6.62%
   Privately issued Corporate bonds,
      CMO's and REMIC's securities .        3,935             6.36%            4,928           6.17%
   FRB and other equity stocks .....        1,746             5.05%            1,746           5.05%
                                       ----------       ----------        ----------     ----------
                                       $   64,616             6.59%       $       71           6.57%
                                       ==========       ==========        ==========     ==========

   AMORTIZED COST ..................   $   67,052                         $   73,710
                                       ==========       ==========        ==========     ==========

     Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

        Investment securities totaling $2.0 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 1999.

NOTE 3--LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

        The following is a summary of the major categories of loans receivable outstanding at December 31, 1999:

   (DOLLARS IN THOUSANDS)
Commercial loans:
   Secured by one-to-four family residential properties ....   $  4,405
   Secured by multifamily residential properties ...........      5,355
   Secured by commercial real properties ...................     28,233
   Other, secured and unsecured ............................     33,221
Real estate construction and land development ..............          6
Home equity lines of credit ................................        367
Consumer installment and unsecured loans to individuals ....      2,496
                                                               --------
                                                                 74,083
   Unearned income .........................................       (240)
                                                               --------
                                                               $ 73,843
                                                               ========
   Weighted average yield for loans at December 31 .........       9.27%

        At December 31, 1999, the Company had identified impaired loans with recorded investments of $932,000. At December 31, 1999 no related specific allowance for credit losses were necessary for these loans. During 1999 and 1998, the average recorded investment of impaired loans was $1.3 million and $6.5 million, respectively. During the years ended December 31, 1999 and 1998 interest income recognized on impaired loans was $81,000 and $542,000, respectively.

        In the normal course of business, the Bank may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The outstanding principal balance of these loans was $9,000 at December 31, 1999 and $580,000 at December 31, 1998. During 1999 there were $15,000 of advances and $586,000 of repayments. Interest income recognized on these loans amounted to $3,000 during 1999 and 1998. At December 31, 1999, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

        The following is a summary of activity in the allowance for credit losses for the years ended December 31, 1999 and 1998:

                                                         1999      1998
                                                    ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
    Balance, beginning of year ..................   $   2,144    $   2,023
    Provision for credit losses .................         -            -
    Loans charged off ...........................        (577)        (407)
    Recoveries of loans previously charged off ..         329          528
                                                    ----------   ----------
    Balance, end of year ........................   $   1,896    $   2,144
                                                    ==========   ==========



        The following is a summary of nonperforming loans at December 31, 1999:

(DOLLARS IN THOUSANDS)
Nonaccrual loans .....................................................   $  932
Troubled debt restructurings .........................................      -
Loans contractually past due ninety or more days with respect
   to either principal or interest and still accruing interest .......      -
                                                                         ------
                                                                         $  932
                                                                         ======


        Interest foregone on nonperforming loans outstanding at December 31, 1999 and 1998 was $131,000 and $162,000, respectively. Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

        The ability of the Company's borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company's market area. At December 31, 1999, loans aggregating $38.4 million were collateralized by liens on residential and commercial real properties. While the Company's loan portfolio is generally diversified with regard to the industries represented, at December 31, 1999, the Company's loans to businesses and individuals engaged in entertainment industry-related activities amounted to $20.5 million, none of which are collateralized by real property.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 4--PREMISES AND EQUIPMENT AND LEASE COMMITMENTS

     The following is a summary of the major components of premises and equipment at December 31, 1999:

        (DOLLARS IN THOUSANDS)
        Leasehold improvements .............................   $    1,688
        Furniture, fixtures and equipment ..................        3,346
                                                               ----------
                                                                    5,034
        Less accumulated amortization and depreciation .....       (4,408)
                                                               ----------
                                                               $      626
                                                               ==========

        Depreciation and amortization expense was $191,000 in 1999 and $248,000 in 1998. Net rental expense on operating leases included in net occupancy expense in the Consolidated Statements of Operations was $827,000 in 1999 and $722,000 in 1998.

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

        In connection with the lease, the Company issued the landlord a warrant to purchase up to 9.9% of the outstanding shares of capital stock of the Company at December 31, 1997. The exercise price of the warrant is currently $5.00 per share of Common Stock and $10.00 per share of Series A Preferred. The warrant expires on December 31, 2002. The Company also granted the landlord registration rights with respect to capital stock purchased by the landlord (or its assignee) pursuant to the Warrant.

        The future net minimum annual rental commitments at December 31, 1999 are summarized below.

             (DOLLARS IN THOUSANDS)

             FOR THE YEAR ENDING DECEMBER 31,
             2000 ...................................   $      744
             2001 ...................................          863
             2002 ...................................          823
             2003 ...................................          823
             2004 ...................................          688
                                                        -----------
                                                        $    3,941
                                                        ===========

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 5--INCOME TAXES

        A current federal and state income tax provision of $47,000 and $8,000 was recognized during 1999 and 1998, respectively, primarily due to alternative minimum tax ("AMT") that could not be offset by net operating loss carryforwards ("NOL").

        A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 1999 and 1998 to the income and the effective tax rate are as follows:

                                                                            1999                     1998
                                                                    --------------------     --------------------
                                                                               (DOLLARS IN THOUSANDS)
Tax provision (benefit) at statuory rate ........................   $    360        34.0%    $    222        34.0%
Increase (reduction) in taxes resulting from:
   Tax-exempt income on state municipal securities and loans ....        -                        -
   Valuation allowance on deferred tax asset ....................       (327)      (30.8)        (202)      (30.9)
   Other, net ...................................................         13         1.2          (12)       (1.9)
                                                                    --------    --------     --------    --------
                                                                    $     47         4.4%    $      8         1.2%
                                                                    ========    ========     ========    ========


        The major components of the net deferred tax asset at December 31, 1999 are as follows:

   (DOLLARS IN THOUSANDS)
Deferred tax assets:
   Net operating losses ...................................   $    7,241
   OREO reserves ..........................................          458
   Accrued expenses .......................................          323
   Alternative minimum tax credits ........................          254
   Nonaccrual interest ....................................           58
   State taxes ............................................            1
   Loan Fees ..............................................           65
   Other ..................................................            8
                                                              ----------
   Total deferred tax assets ..............................        8,408
                                                              ----------

Deferred tax liabilities:
   Bad debt expense .......................................           68
   Depreciation ...........................................           34
                                                              ----------
   Total deferred tax liabilities .........................          102
                                                              ----------
Net deferred tax asset ....................................        8,306
Valuation allowance .......................................       (8,306)
                                                              ----------
Deferred tax asset, net of valuation allowance ............           $-
                                                              ==========


        A valuation allowance has been placed against 100% of the net deferred tax asset due to the uncertainty as to its ultimate realization.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

        For tax purposes at December 31, 1999, the Company had (i) federal NOL's of $20.3 million, which begin to expire in 2007; (ii) California NOL's of $4.7 million, of which $3.2 million will expire in 2000 and $1.2 million will expire in 2001; and (iii) an AMT credit at December 31, 1999 of $254,000 which may be carried forward indefinitely.

NOTE 6--BENEFIT PLANS

        STOCK INCENTIVE PLANS. At December 31, 1999, the Company had in effect one stock incentive plan pursuant to which up to a total of 348,510 shares of common stock may be issued. Under this plan, the Company could grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation non-qualified options, incentive options, sales and bonuses of common stock and stock appreciation rights. Generally, awards under these plans may be granted by the Board of Directors or a committee of the Board of Directors on such terms and conditions as the Board or committee determines. However, the exercise price of options granted to non-employee directors may not be less than the fair market value of the common stock on the date of grant. At December 31, 1999, the only outstanding awards under this plan were stock options, and at that date 80,270 shares were available for future awards.

        At December 31, 1999, there were also outstanding options and tandem stock appreciation rights granted under three prior stock incentive plans.

        The following summarizes option grants, cancellations and exercises under the stock incentive plans for the periods indicated.

                                                   OPTION PRICE
                                                     RANGE PER
                                                       SHARE

Outstanding, January 1, 1998                  166,428    $4.83 - $8.52
   Granted .............................      126,970     4.63 -  7.38
   Cancelled ...........................      (16,250)    6.00 -  7.96
   Exercised ...........................          -            -
                                              -------
Outstanding, December 31, 1998                277,148     4.63 -  8.52
   Granted .............................       91,350     4.44 -  4.88
   Cancelled ...........................      (19,600)    4.50 -  7.07
   Exercised ...........................         (147)    6.00 -  6.00
                                              -------
Outstanding, December 31, 1999                348,751    $4.44 -  $8.52
                                              -------


        Of the outstanding options at December 31, 1999: (i) options to purchase 221,873 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 2000 -- 66,538; 2001 -- 50,367; and 2002 -- 9,826.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

        The estimated per share weighted average fair value of options granted was $2.48 and $4.22 during 1999 and 1998. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for the Plans. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, the Company's net income for 1999 and 1998 would have been decreased by $105,000 and $91,000, respectively. Basic and diluted earnings per share would have decreased by $.15 and $.04 for 1999, respectively, and $.13 and $.04 for 1998, respectively.

        The fair values of options granted during 1999 and 1998 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 1999-no dividend yield, expected volatility of 74%, risk-free interest rate of 6.44%, and an expected life of 10 years; 1998 - no dividend yield, expected volatility of 74%, risk-free interest rate of 4.65%, and an expected life of 10 years.

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

NOTE 7 - BORROWED FUNDS

        The following summarizes borrowed funds and weighted average rates.

                                                                   1999
                                           --------------------------------------------------
                                                  YEAR-END                    AVERAGE
                                           -----------------------    -----------------------
                                           BALANCE           RATE      BALANCE          RATE
                                           ---------         -----    ----------        -----
                                                         (DOLLARS IN THOUSANDS)
Federal funds purchased and securities
   sold under repurchase agreements ....   $      -              -    $    1,194          4.19%
Other borrowings .......................       26,200         5.79%       19,121          5.26%



        The maximum amount of federal funds purchased and securities sold with agreements to repurchase at any month end was $2.0 million during 1999. The average amount of federal funds purchased and securities sold under agreement to repurchase was $1.2 million during 1999.

        Other borrowings are primarily comprised of Federal Home Loan Bank ("FHLB") advances. At December 31, 1999 FHLB advances included; $9.2 million overnight variable rate borrowings, with a weighted average rate of 4.75% based on the federal funds rate; variable rate borrowings of $6.5 million maturing October 2000 and $8.0 million maturing July 2001 with a weighted average rate of 6.42% based on the London Inter Bank Offering Rate ("LIBOR") index; and $2.5 million Putable borrowing with a fixed rate of 5.93%, a first Put date of July 2002 and every three months thereafter, with a final maturity of July 2004. The maximum amount of other borrowings outstanding at any month-end was $26.2 million during 1999.

        The Bank had $12.3 million of unused borrowing capacity from the FHLB at December 31, 1999.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 8--AVAILABILITY OF FUNDS FROM BANK;  RESTRICTIONS ON CASH BALANCES; CAPITAL

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

        In addition, federal law restricts the Bank's extension of credit to, the issuance of a guarantee or letter of credit on behalf, investments in or taking as collateral stock or other securities of the Company. Restrictions prevent the Company from borrowing from the Bank unless the loans are secured by designated amounts of marketable obligations. Further, secured loans to and investments in the Company or its affiliates by the Bank are limited to 10% of the Bank's capital stock and surplus (as defined by federal regulations) and are limited, in the aggregate, to 20% of the Bank's contributed capital (as defined by federal regulations).

        Federal Reserve Board regulations require the Bank to maintain certain minimum certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 1999 and 1998 the average reserve balances for the Bank were approximately $1,256,000 and $758,000, respectively. Neither the Company nor the Bank is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1999, the Company and Bank meet all capital adequacy requirements to which it is subject.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

        At December 31, 1999 and 1998, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well as capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification which management believes have changed the Bank's category.

        The following table presents, at the dates indicated, certain information regarding the regulatory capital of the Company and the Bank and the required amounts of regulatory capital for the Company and the Bank to meet applicable regulatory capital requirements and, in the case of the Bank, to be well capitalized under the prompt corrective action rules.

                                                                                                  TO BE CATEGORIZED
                                                                                                       AS WELL
                                                                                                  CAPITALIZED UNDER
                                                                              FOR CAPITAL         PROMPT CORRECTIVE
                                                           ACTUAL           ADEQUACY PURPOSES           ACTION
                                                     -------------------    ------------------    ------------------
                                                     AMOUNT       RATIO     AMOUNT      RATIO     AMOUNT     RATIO
                                                     -------      ------    -------     ------    -------    -------
                                                                          (DOLLARS IN THOUSANDS)
As of December 31, 1999
Total Capital to Risk Weighted Assets
   Company ........................................  $15,156      17.47%    $ 6,940     >=8.0%        n/a
   Bank ...........................................   14,035      16.29%      6,890     >=8.0%    $ 8,613    >=10.0%
Tier 1 Capital to Risk Weighted Assets
   Company ........................................   14,062      16.21%      3,470     >=4.0%        n/a
   Bank ...........................................   12,949      15.03%      3,445     >=4.0%      5,168     >=6.0%
Tier 1 Capital to Average Assets
   Company ........................................   14,062       8.98%      6,264     >=4.0%        n/a
   Bank ...........................................   12,949       8.32%      6,223     >=4.0%      7,778     >=5.0%
As of December 31, 1998
Total Capital to Risk Weighted Assets
   Company ........................................   14,001      18.65%    $ 6,004     >=8.0%        n/a
   Bank ...........................................   10,646      14.75%      5,775     >=8.0%    $ 7,219    >=10.0%
Tier 1 Capital to Risk Weighted Assets
   Company ........................................   13,048      17.38%      3,002     >=4.0%        n/a
   Bank ...........................................    9,728      13.48%      2,888     >=4.0%      4,331     >=6.0%
Tier 1 Capital to Average Assets
   Company ........................................   13,048       8.78%      5,945     >=4.0%        n/a
   Bank ...........................................    9,728       6.69%      5,819     >=4.0%      7,274     >=5.0%


NOTE 9--COMMITMENTS AND CONTINGENCIES

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

        The Company had outstanding loan commitments aggregating $14.7 million at December 31, 1999. In addition, the Company had $422,000 outstanding letters of credit at December 31, 1999. Substantially all of the Company's loan commitments at December 31, 1999 were for commercial loans with variable interest rates.

 .

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Loan commitments are agreements to lend to a customer subject to certain conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        The Company is from time to time is party to lawsuits, which arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 1999 will have a material adverse effect on the financial position or results of operations of the Company.

NOTE 10--SUPPLEMENTAL CASH FLOW INFORMATION

        The following information supplements the statements of cash flows for the years ended December 31, 1999 and 1998:

                                                                    1999          1998
                                                                 ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Interest paid ................................................   $    3,491    $    3,459
Non-Cash Investing and Financing Transactions:
   Unrealized (loss) gain on securities available-for-sale ...       (2,686)          173
Transfers to OREO from loans receivable, net .................          -             176


NOTE 11--DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

        CASH, CASH EQUIVALENTS AND INTEREST-BEARING DEPOSITS: For those short-term investments, the carrying amount is a reasonable estimation of fair value.

        SECURITIES: For securities classified as available-for-sale, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

        LOANS: Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans the Company concluded the allowance for credit losses represented a reasonable estimate of credit risk component of the fair value at December 31, 1999.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

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

                                                        DECEMBER 31, 1999
                                                     -----------------------
                                                      CARRYING       FAIR
                                                       AMOUNT        VALUE
                                                     ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
Financial Assets:
   Cash, cash equivalents and deposit with
      other financial institutions ...............   $   10,239   $   10,239
   Securities available-for-sale .................       71,235       71,235
   Loans, net of allowance for credit losses .....       71,947       72,540
Financial Liabilities:
   Demand deposits, money market and savings .....       90,951       76,250
   Time certificates of deposit ..................       26,033       26,112
   Federal funds purchased and securities sold
      under agreements to repurchase .............          -            -
   Other borrowings ..............................       26,200       26,093

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTE 12--PARENT COMPANY INFORMATION

        The following financial information presents the statements of condition of the Company on a parent-only basis as of December 31, 1999, and the related statements of operations and cash flows for each of the years in the two-year period ended December 31, 1999.

STATEMENTS OF CONDITION

                                                            DECEMBER 31,
                                                                1999
                                                            ------------
                                                            (DOLLARS IN
                                                             THOUSANDS)
                                                            ------------
          Cash with Bank .................................   $     15
          Federal Funds ..................................        600
          Loan receivable ................................        496
          Investment in the Bank .........................     10,473
          Other assets ...................................          3
                                                             --------
                Total assets .............................   $ 11,587
                                                             ========

          Liabilities ....................................   $    -
          Shareholders' equity:
             Preferred stock .............................      7,350
             Common stock ................................     24,614
             Accumulated deficit .........................    (17,902)
             Accumulated other comprehensive income ......     (2,475)
                                                             --------
             Total shareholders' equity ..................     11,587
                                                             --------
                Total liabilities and shareholder's equity   $ 11,587
                                                             ========

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                         ------------------------
                                                                            1999          1998
                                                                         ----------    ----------
                                                                          (DOLLARS IN THOUSANDS)
Interest income ......................................................   $      195    $      310
Other income .........................................................          -             -
                                                                         ----------    ----------
Total operating income ...............................................          195           310
Other operating expense ..............................................            1             3
                                                                         ----------    ----------
   Income before equity in undistributed net income of the Bank ......          194           307
Equity in undistributed net income of the Bank .......................          820           338
                                                                         ----------    ----------
Net income ...........................................................   $    1,014    $      645
                                                                         ==========    ==========


STATEMENTS OF CASH FLOW

                                                                          YEAR ENDED DECEMBER 31,
                                                                         ------------------------
                                                                            1999          1998
                                                                         ----------    ----------
                                                                          (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net income ........................................................   $    1,014    $      645
      Adjustment to reconcile net income to net cash
         provided by operating activities.:
      Equity in undistributed net income of the Bank, net ............         (820)         (338)
      Other, net .....................................................           12            32
                                                                         ----------    ----------
      Net cash provided by operating activities.......................          206           339

Cash flows from investing activities:
   Investment in Bank ................................................       (2,400)       (2,000)
   Proceeds of matured securities held-to maturity ...................          -           2,000
   Purchase of loans participated and principal collections, net .....        2,410        (1,870)
                                                                         ----------    ----------
      Net cash provided by (used in) investing activities ............           10        (1,870)

Cash flows from financing activities:
   Proceeds from stock options exercised .............................            1           -
                                                                         ----------    ----------
      Net cash provided by financing activities ......................            1           -
                                                                         ----------    ----------
Net increase (decrease) in cash and cash equivalents .................          217        (1,531)
Cash and cash equivalents, beginning of the year .....................          398         1,929
                                                                         ----------    ----------
Cash and cash equivalents, end of the year ...........................   $      615    $      398
                                                                         ==========    ==========

                                INDEX TO EXHIBITS

EXHIBIT
  NO.
-------
 3.1    Amended and Restated Articles of Incorporation, dated June 20, 1997 (1)

 3.2    Bylaws of the Company, as amended, restated as of December 18, 1992 (2)

10.1    Employment Agreement dated January 1, 1999 between Mercantile National
        Bank and Scott A. Montgomery (3)

10.2 Letter Agreement dated July 17, 1996 between Mercantile National Bank and Joseph W. Kiley III (4)

10.3    Form of Indemnity Agreement between the Company and its directors (5)

10.4 First Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank (2)

10.5 Second Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank for space at 1840 Century Park East, Los
        Angeles, California, as amended by Amendment to Second Floor Lease dated as of June 7, 1986, and as amended by Second Amendment to Second Floor
        Lease dated as of December 18, 1992 between California State Teachers'
        Retirement System and Mercantile National Bank (2)

10.6    Lease Restructure Agreement dated December 31, 1995 by and between
        California State Teachers' Retirement System and Mercantile National
        Bank (6)

10.7    Warrant Agreement dated December 31, 1995 by and between the Company and
        California State Teachers' Retirement System (6)

10.8    Registration Rights Agreement dated December 31, 1995 by and between the
        Company and California State Teachers' Retirement System (6)

10.9    National Mercantile Bancorp amended 1996 Stock Incentive Plan (7)

10.10   Registration Rights Agreement between the Company and Conrad Company (8)

10.11   Registration Rights Agreement between the Company and Wildwood
        Enterprises Inc. Profit Sharing Plan and Trust (8)

10.12   Bank Service Agreement dated April 21, 1997 between RH Investment
        Corporation and Mercantile National Bank (1)

10.13   Investment Management Agreement dated December 1, 1997 between
        Mercantile National Bank and Windsor Financial Group, Inc (1)

11.     Statement regarding computation of per share earnings (see "Note
        1--Summary of Significant Accounting Policies--Earnings (Loss) Per
        Share"--of the "Notes to the Consolidated Financial Statements" in "Item
        8. Financial Statements" in this Annual Report on Form 10-KSB)

21.     Subsidiaries of the Registrant

27.     Financial Data Schedule

---------------

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.
(5) Filed as an exhibit to Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Registration Statement on Form S-2 dated February 10, 1997 and amendments thereto and incorporated herein by reference.