Form 10QSB
period 2000-03-31
NATIONAL MERCANTILE BANCORP
filed 2000-05-15
CIK 714801

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 2000 Commission File Number: 0-15982


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

                        YES       X            NO
                            -------------         -------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of May 1, 2000 was 906,593.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                              MARCH 31,
                                                                                                2000           DECEMBER 31,
                                                                                             (UNAUDITED)          1999
                                                                                              ---------         ---------
                                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks-demand .......................................................        $  10,437         $   5,789
Federal funds sold and securities purchased
     under agreements to resell ......................................................            8,780             4,450
                                                                                              ---------         ---------
        Cash and cash equivalents ....................................................           19,217            10,239

Securities available-for-sale, at fair value;
     aggregate amortized cost of $70,977 and $71,964
     at March 31, 2000 and December 31, 1999, respectively ...........................           68,136            69,489

FRB and other stock, at cost .........................................................            2,210             1,746

Loans receivable .....................................................................           79,134            73,843
     Allowance for credit losses .....................................................           (1,917)           (1,896)
                                                                                              ---------         ---------
        Net loans receivable .........................................................           77,217            71,947
Premises and equipment, net ..........................................................              590               626
Other real estate owned, net .........................................................              241               382
Accrued interest receivable and other assets .........................................            1,821             1,724
                                                                                              ---------         ---------

        Total assets .................................................................        $ 169,432         $ 156,153
                                                                                              =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ......................................................        $  61,707         $  53,827
     Interest-bearing demand .........................................................            9,726             8,669
     Money market ....................................................................           36,024            25,376
     Savings .........................................................................            1,321             3,079
     Time certificates of deposit:
        $100,000 or more .............................................................           19,528            19,488
        Under $100,000 ...............................................................            5,640             6,545
                                                                                              ---------         ---------
           Total deposits ............................................................          133,946           116,984

Other borrowings .....................................................................           22,500            26,200
Accrued interest payable and other liabilities .......................................            1,390             1,382
                                                                                              ---------         ---------
        Total liabilities ............................................................          157,836           144,566


Shareholders' equity:
     Preferred stock: (10,000 shares undesignated)
        Series A non-cumulative convertible perpetual preferred stock;
        authorized 990,000 shares; issued and outstanding 785,425 shares and
        900,000 shares at March 31, 2000 and December 31, 1999, respectively .........            6,415             7,350

     Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 906,345 shares and 677,048 shares
        at March 31, 2000 and December 31, 1999, respectively ........................           25,549            24,614
     Accumulated deficit .............................................................          (17,527)          (17,902)
     Accumulated other comprehensive income ..........................................           (2,841)           (2,475)
                                                                                              ---------         ---------
        Total shareholders' equity ...................................................           11,596            11,587
                                                                                              ---------         ---------
        Total liabilities and shareholders' equity ...................................        $ 169,432         $ 156,153
                                                                                              =========         =========

See accompanying notes to consolidated financial statements

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                  ENDED MARCH 31,
                                                                                                2000          1999
                                                                                               ------        ------
                                                                                           (DOLLARS IN THOUSANDS EXCEPT
                                                                                                PER SHARE AMOUNTS)
Interest income:
   Loans, including fees ..............................................................        $1,800        $1,317
   Securities available-for-sale ......................................................         1,209         1,070
   Federal funds sold and securities purchased under agreements to resell .............            82            42
                                                                                               ------        ------
     Total interest income ............................................................         3,091         2,429

Interest expense:
   Interest-bearing demand ............................................................            27            21
   Money market and savings ...........................................................           231           152
   Time certificate of deposits:
    $100,000 or savings ...............................................................           245           187
    Under $100,000 ....................................................................            88           185
                                                                                               ------        ------
     Total interest expense on deposits ...............................................           591           545
   Federal funds purchased and securities sold under agreements to repurchase .........             1             1
   Other borrowings ...................................................................           455           269
                                                                                               ------        ------
     Total interest expense ...........................................................         1,047           815
                                                                                               ------        ------
     Net interest income before provision for credit losses ...........................         2,044         1,614
Provision for credit losses ...........................................................             -             -
                                                                                               ------        ------
   Net interest income after provision for credit losses ..............................         2,044         1,614

Other operating income:
   International services .............................................................            28            17
   Investment division ................................................................            20            14
   Deposit-related and other customer services ........................................           136           128
   Gain on sale of OREO and fixed assets ..............................................            10             -
                                                                                               ------        ------
     Total other operating income .....................................................           194           159

Other operating expenses:
   Salaries and related benefits ......................................................           910           838
   Net occupancy ......................................................................           249           250
   Furniture and equipment ............................................................            54            55
   Printing and communications ........................................................            70            62
   Insurance and regulatory assessments ...............................................            70            75
   Customer services ..................................................................           197           176
   Computer data processing ...........................................................            76            78
   Legal services .....................................................................            49            40
   Other professional services ........................................................           114            72
   Other real estate owned expenses ...................................................             3             -
   Promotion and other expenses .......................................................            64            46
                                                                                               ------        ------
     Total other operating expenses ...................................................         1,856         1,692
                                                                                               ------        ------
   Net income before provision for income taxes .......................................           382            81
Provision for income taxes ............................................................             7             5
                                                                                               ------        ------
   Net income .........................................................................        $  375        $   76
                                                                                               ======        ======
   Earnings per share:
    Basic .............................................................................        $ 0.47        $ 0.11
                                                                                               ======        ======
    Diluted ...........................................................................        $ 0.15        $ 0.03
                                                                                               ======        ======

See accompanying notes to consolidated financial statements

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     FOR THE THREE-MONTHS
                                                                                                       ENDED MARCH 31,
                                                                                                  -------------------------
                                                                                                    2000             1999
                                                                                                  --------         --------
                                                                                                    (DOLLARS IN THOUSANDS)
Net cash flows from operating activities:
   Net income ............................................................................        $    375         $     76
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................................              48               48
   Gain on sale of other real estate owned ...............................................             (10)               -
   Net (accretion of discount) amortization of premiums on
    securities available-for-sale ........................................................              (8)              30
   Net accretion of discounts on loans purchased .........................................              (9)              (8)
   Decrease (increase) in accrued interest receivable and other assets ...................             103              (26)
   Increase (decrease) in accrued interest payable and other liabilities .................               8             (105)
                                                                                                  --------         --------
      Net cash provided by operating activities ..........................................             507               15
Cash flows from investing activities:
   Purchase of securities available-for-sale .............................................            (464)          (2,304)
   Proceeds from repayments and maturities of securities available-for-sale ..............             995            3,784
   Loan originations and principal collections, net ......................................          (5,496)            (517)
   Proceeds from sale of other real estate owned .........................................             186                -
   Net purchases of premises and equipment ...............................................             (12)             (41)
                                                                                                  --------         --------
      Net cash (used in) provided by investing activities ................................          (4,791)             922
Cash flows from financing activities:
   Net increase (decrease) in demand deposits, money market and savings accounts .........          17,827           (1,606)
   Net decrease in time certificates of deposit ..........................................            (865)          (2,178)
   Net decrease in securities sold under agreements to repurchase
    and federal funds purchased ..........................................................               -           (1,000)
   Net (decrease) increase in other borrowings ...........................................          (3,700)           4,700
                                                                                                  --------         --------
      Net cash provided by (used in) financing activities ................................          13,262              (84)
                                                                                                  --------         --------
Net increase in cash and cash equivalents ................................................           8,978              853
Cash and cash equivalents, January 1 .....................................................          10,239           12,205
                                                                                                  --------         --------
Cash and cash equivalents, March 31 ......................................................        $ 19,217         $ 13,058
                                                                                                  ========         ========


Supplemental cash flow information:

   Cash paid for interest ................................................................        $  1,071         $    738
   Non-cash investing and financing transactions:
    Increase in unrealized loss on securities available-for-sale .........................            (366)              (7)
    Transfer to OREO and other assets-SBA guaranteed loans from
      loans receivable, net ..............................................................             235                -

See accompanying notes to consolidated financial statements

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                         ACCUMULATED
                                           PREFERRED STOCK              COMMON STOCK                        OTHER
                                       ----------------------      ---------------------    ACCUMULATED COMPREHENSIVE
                                        SHARES        AMOUNT        SHARES       AMOUNT      DEFICIT        INCOME        TOTAL
                                       --------      --------      --------     --------     --------      --------      --------
                                                                 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Balance at January 1, 2000 .......      900,000      $  7,350       677,195     $ 24,614     $(17,902)     $ (2,475)     $ 11,587

 Preferred stock converted into
  common stock on a 2:1 basis ....     (114,575)         (935)      229,150          935                                        -

 Comprehensive income:

  Other comprehensive income:

  Unrealized holding losses during
   the period ....................                                                                             (366)         (366)

  Net income .....................                                                                375                         375
                                                                                                                         --------
   Comprehensive income ..........                                                                                              9
                                       --------      --------      --------     --------     --------      --------      --------
Balance at March 31, 2000 ........      785,425      $  6,415       906,345     $ 25,549     $(17,527)     $ (2,841)     $ 11,596
                                       ========      ========      ========     ========     ========      ========      ========

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the results of its operations and cash flows for such interim periods. The results for the quarter ended March 31, 2000 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2--EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings per share for the three months ended March 31, 2000 and 1999 was 798,318 and 677,048, respectively. The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended March 31, 2000 and 1999 was 2,482,406 and 2,477,048, respectively.

     The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

                                                                                           PER SHARE
                                                    NET INCOME             SHARES            AMOUNT
                                                  --------------         ----------        ----------
                                                  (IN THOUSANDS)
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
    Basic EPS ............................          $      375             798,318          $   0.47
                                                                                            =========
    Effect of dilutive securities:
       Options and warrants ..............                                 113,238
       Convertible preferred stock .......                               1,570,850
                                                    ----------           ---------
    Diluted EPS ..........................          $      375           2,482,406          $   0.15
                                                    ==========           =========          ========

FOR THE THREE MONTHS ENDED MARCH 31, 1999:
    Basic EPS ............................          $       76             677,048          $   0.11
                                                                                            =========
    Effect of dilutive securities:
       Options and warrants ..............                                      -
       Convertible preferred stock .......                               1,800,000
                                                    ----------           ---------
    Diluted EPS ..........................          $       76           2,477,048          $   0.03
                                                    ==========           =========          ========


NOTE 3--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks - demand, federal funds sold and securities sold under agreements to resell.

NOTE 4--COMPREHENSIVE INCOME

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

NOTE 5--INCOME TAXES

     No income tax provision was recorded during the first quarters of 2000 and 1999 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

     For tax purposes at December 31, 1999, the Company had: (i) federal net operating loss carry forwards of $20.3 million, which begin to expire in the year 2007; (ii) California net operating loss carry forwards of $4.7 million, of which $3.2 million will expire in 2000, $1.2 million will expire in 2001, and $300,000 will expire in 2002; and (iii) an Alternative Minimum Tax credit at December 31, 1999 of $254,000 which may be carried forward indefinitely.

NOTE 6--SUBSEQUENT EVENT

     In May 2000, the Bank realized a recovery of approximately $1.2 million related to a previously charged off loan. Although the entire recovery will initially be accounted for as an increase to the allowance for credit losses, a portion of the recovery, may be recognized as income through a reduction in the provision for credit losses during the quarter ended June 30, 2000, based on the resulting level of the allowance for credit losses after giving effect for this recovery. Management has determined that an increase in the allowance for credit losses is warranted as an increasing portion of the Bank's loan portfolio is currently represented by large loans (loans with balances greater than $1.0 million) as compared to prior periods. However, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

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

RESULTS OF OPERATIONS

     The Company recorded net income of $375,000, or $0.15 diluted earnings per share, for the first quarter of 2000, compared to net income of $76,000, or $0.03 diluted earnings per share, for the first quarter of 1999. Net income per basic share was $0.47 and $0.11 for the first quarter of 2000 and 1999, respectively. The increase in net income resulted primarily from $430,000 increase in net interest income and $35,000 increase in other operating income, partially offset by $164,000 increase in other operating expense during the first quarter of 2000 compared to 1999.

     This increase in net income translated into improvement in return on average assets during the first quarter of 2000 to 0.92% compared with 0.22% during the first quarter of 1999, along with an improvement in return on average equity during the first quarter of 2000 to 13.15% compared to 2.32% during the first quarter of 1999.

     The increase in net interest income resulted primarily from an increase of 20.6% or $26.7 million in average interest earning assets to $156.3 million during the first quarter of 2000 compared to $129.6 million during the first quarter of 1999. This increase was supplemented by an increase in the net interest margin of 21 basis points to 5.26% during the first quarter of 2000 compared to 5.05% during the first quarter of 1999 resulting from increased market interest rates. The increase in average interest earning assets was driven by a 37.9% increase in average loans receivable which was funded by a 17.8% increase in average total deposits and a 42.2% increase in average other borrowed funds. This growth both in average loans receivable and average deposits was a result of the Company's efforts toward expanding and building new customer relationships within its existing business and entertainment banking divisions, and the creation of two additional departments during the first quarter of 2000 which are focused on healthcare and community based non-profit organizations.

     Average loans receivable increased $21.2 million or 37.9% to $76.9 million during the quarter ended March 31, 2000 compared to $55.8 million during the quarter ended March 31, 1999. The Company, however, experienced a slight decrease in the weighted average yield on loans receivable to 9.41% from 9.58% as a result of higher proportion of average loans yielding fixed rates during the first quarter of 2000 compared to first quarter of 1999. These fixed rate loans were unaffected by recent increases in overall market interest rates since the majority of the growth in this portfolio took place during 1999.

     Total average securities available-for-sale increased by $3.3 million to $73.6 million at March 31, 2000 compared to $70.3 million at March 31, 1999 resulting from an additional purchases of securities during the last quarter of 1999. The weighted average yield on securities available-for-sale increased to 6.60% during the first quarter of 2000 from 6.17% during the first quarter of 1999, primarily due to an increased market interest rates which affected securities purchased and had an impact on securities yielding variable rates.

      Total average deposits increased $18.0 million or 17.8% to $119.2 million during the first quarter of 2000 compared to $101.2 million during the first quarter of 1999. Total average other borrowings increased $9.2 million or 42.2% to $31.1 million during the quarter ended March 31, 2000 compared to $21.9 million during the quarter ended March 31, 1999. This increase in other borrowings was needed to fund new loan originations which outpaced the growth of deposits.

     The weighted average cost of interest bearing liabilities increased to 4.35% during the first quarter of 2000 from 4.17% the during the first quarter of 1999. This was due primarily to an increase in cost (and an increased average volume discussed above) of other borrowings to 5.89% during the first quarter of 2000 from 5.00% during the first quarter of 1999, brought about by an upward trend of market interest rates. This increase was partially offset by a decrease in cost of time certificates of deposit to 5.14% during the first quarter of 2000 from 5.45% during the first quarter of 1999 as a result of Company's continued effort to replace the maturing high yielding wholesale deposits with lower yielding retail deposits.

     There was no provision for credit losses for the quarters ended March 31, 2000 and 1999. Loan charge-offs during the first quarter of 2000 were $30,000, compared to $175,000 during the first quarter of 1999. Recoveries were $51,000 during the first quarter of 2000, compared to $52,000 during the first quarter of 1999.

     Other operating income excluding gains and losses on the sale of securities and assets totaled $184,000 during the first quarter of 2000, representing an increase of $25,000 or 15.7% from $159,000 during the first quarter of 1999. Service charges on deposit accounts increased $8,000 or 6.3% for the quarter ended March 31, 2000 compared to the first quarter of 1999 due primarily to increased volume of demand deposit accounts.

     The Company recorded a $10,000 gain on sale of OREO during the first quarter of 2000 with no such gain recorded during the first quarter of 1999.

     Other operating expense increased by $164,000 to $1.9 million during the first quarter of 2000 compared to $1.7 million during first quarter of 1999. This increase was brought about by the following; (i) salaries and related benefits increased $72,000 or 8.6%; (ii) other professional services expense increased $42,000, or 58.3%; (iii) customer services expense increased $21,000, or 11.9%; and (iv) promotion and other expense increased $18,000, or 39.1%. This increase in salaries and related benefits, other professional (recruitment fees) and promotion and other expense was due primarily to the cost associated with the Company's continued expansion of the business banking and entertainment loan production staff along with the creation of healthcare and community based non-profit organization departments. The increase in customer services expense was caused by the increased volume of transaction type deposit accounts and increased costs associated with deposits from real estate title and escrow companies.

     The following table presents the components of net interest income for the quarters ended March 31, 2000 and 1999.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME

                                                                                 THREE MONTHS ENDED
                                                 ---------------------------------------------------------------------------------
                                                              MARCH 31, 2000                           MARCH 31, 1999
                                                 ----------------------------------------    -------------------------------------
                                                                                WEIGHTED                                 WEIGHTED
                                                                INTEREST         AVERAGE                   INTEREST       AVERAGE
                                                  AVERAGE        INCOME/          YIELD/      AVERAGE       INCOME/        YIELD/
                                                  AMOUNT         EXPENSE          RATE        AMOUNT        EXPENSE        RATE
                                                 ---------      ---------       ---------    ---------     ---------     ---------
                                                                                (Dollars in thousands)

Assets:
Federal funds sold and securities
  purchased under agreements to resell ......    $   5,709      $      82           5.78%    $   3,513     $      42         4.79%
Securities available-for-sale ...............       73,625          1,209           6.60%       70,278         1,070         6.17%
Loans receivable (1)(2) .....................       76,922          1,800           9.41%       55,767         1,317         9.58%
                                                 ---------      ---------                    ---------     ---------
   Total interest earning assets ............      156,256      $   3,091           7.96%      129,558     $   2,429         7.60%
                                                                =========                                  =========
Noninterest earning assets:
   Cash and due from banks - demand .........        8,879                                       6,972
   Other assets .............................        2,761                                       2,829
   Allowance for credit losses and net
    unrealized (loss) gain on securities
    available-for-sale ......................       (4,801)                                     (2,033)
                                                 ---------                                   ---------
Total assets ................................    $ 163,095                                   $ 137,326
                                                 =========                                   =========
Liabilities and shareholders' equity:
Interest-bearing deposits:
   Demand ...................................    $   8,600             27           1.26%    $   6,579            21         1.29%
   Money market and savings .................       31,171            232           2.99%       23,149           153         2.68%
   Time certificates of deposit:
    $100,000 or more ........................       18,968            245           5.19%       14,133           187         5.37%
    Under $100,000 ..........................        6,987             87           5.01%       13,451           184         5.55%
                                                 ---------      ---------                    ---------     ---------
   Total time certificates of deposit .......       25,955            332           5.14%       27,584           371         5.45%
                                                 ---------      ---------                    ---------     ---------
   Total interest-bearing deposits ..........       65,726            591           3.62%       57,312           545         3.86%
Federal funds purchased and securities
  sold under agreements to repurchase .......           33              1           6.09%           50             1         5.68%
Other borrowings ............................       31,075            455           5.89%       21,854           269         5.00%
                                                 ---------      ---------                    ---------     ---------
   Total interest-bearing liabilities .......       96,834      $   1,047           4.35%       79,216     $     815         4.17%
                                                                =========                                  =========
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits ......       53,490                                      43,890
   Other liabilities ........................        1,302                                         923
Shareholders' equity ........................       11,469                                      13,297
                                                 ---------                                   ---------
Total liabilities and shareholders' equity ..    $ 163,095                                   $ 137,326
                                                 =========                                   =========

Net interest income (spread) ................                   $   2,044           3.61%                  $   1,614         3.43%
                                                                =========                                  =========

   Net yield on earning assets (2) ..........                                       5.26%                                    5.05%

--------------
(1) Includes average balance of nonperforming loans of $0.8 million and $1.4 million for 2000 and 1999, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $24,000 and $59,000 for the three months ended March 31, 2000 and 1999, respectively.

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

INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN
AVERAGE VOLUME AND AVERAGE RATE

                                                                                                 QUARTER ENDED MARCH 31,
                                                                                                      2000 VS 1999
                                                                                      ----------------------------------------
                                                                                          INCREASE (DECREASED)
                                                                                                DUE TO(1)               NET
                                                                                      -----------------------------   INCREASE
                                                                                          VOLUME         RATE        (DECREASE)
                                                                                          -------       -------      ----------
Interest Income:
Federal funds sold and securities purchased under agreements to resell .............      $    30       $    10       $    40
Securities available-for-sale ......................................................           79            60           139
Loans receivable (2) ...............................................................          506           (23)          483
                                                                                          -------       -------       -------
   Total interest-earning assets ...................................................      $   615       $    47       $   662
                                                                                          =======       =======       =======

Interest Expense:
Interest-bearing deposits:
   Demand ..........................................................................      $     6         $   -       $     6
   Money market and savings ........................................................           62            17            79


   Time certificates of deposit:
      $100,000 or more .............................................................           64            (6)           58
      Under $100,000 ...............................................................          (82)          (15)          (97)
                                                                                          -------       -------       -------
   Total time certificates of deposit ..............................................          (18)          (21)          (39)
                                                                                          -------       -------       -------
   Total interest-bearing deposits .................................................           50            (4)           46

Federal funds purchased and securities sold under agreements to repurchase .........            -             -             -

Other borrowings ...................................................................          138            48           186
                                                                                          -------       -------       -------
      Total interest-bearing liabilities ...........................................      $   188       $    44       $   232
                                                                                          =======       =======       =======

   Net interest income .............................................................      $   427       $     3       $   430
                                                                                          =======       =======       =======

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

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

         The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:


ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES

                                                       MARCH 31, 2000                             DECEMBER 31, 1999
                                         ------------------------------------------  ------------------------------------------
                                           TOTAL      GROSS      GROSS    ESTIMATED    TOTAL      GROSS      GROSS    ESTIMATED
                                         AMORTIZED  UNREALIZED UNREALIZED   FAIR     AMORTIZED  UNREALIZED UNREALIZED   FAIR
                                           COST       GAINS      LOSS       VALUE      COST       GAINS      LOSS       VALUE
                                         ---------  ---------- ---------- ---------  --------    --------- ---------- ---------
                                               (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)
U.S. Treasury securities .............    $ 2,013       $  -    $    24    $ 1,989    $ 2,015       $  -    $    13    $ 2,002
GNMA-issued/guaranteed  mortgage
   pass through certificates .........      7,557          4        135      7,426      7,646         15        126      7,535
Other U.S. government and federal
   agency securities .................      1,941          -         13      1,928      1,937          3          -      1,940
FHLMC/FNMA-issued mortgage
   pass through certificates .........     14,854          -        603     14,251     15,185          -        448     14,737
CMO's and REMIC's issued by U.S. .....
   government-sponsored agencies .....     39,606          -      1,978     37,628     40,174          -      1,827     38,347
Privately issued Corporate bonds,
   CMO's and REMIC's securities ......      5,006          -         92      4,914      5,007          -         79      4,928
FRB and other equity stocks ..........      2,210          -          -      2,210      1,746          -          -      1,746
                                          -------    -------    -------    -------    -------    -------    -------    -------
                                          $73,187    $     4    $ 2,845    $70,346    $73,710    $    18    $ 2,493    $71,235
                                          =======    =======    =======    =======    =======    =======    =======    =======

         As indicated in the table above, total amortized cost of investment securities decreased $523,000 to $73.2 million at March 31, 2000 from $73.7 million at December 31, 1999. This change was due to paydowns on principal amortizing securities, partially offset by the purchase of additional FHLB stock to support additional borrowings. The Company has a net unrealized loss of $2.8 million at March 31, 2000 on its investment security portfolio compared to a net unrealized loss of $2.5 million at December 31, 1999 primarily due to rising market interest rates.

         As of March 31, 2000 the Company held $2.0 million, representing aggregate amortized cost and estimated fair value, of an investment security issued by Structured Asset Mortgage Investments, Inc. This represented the only security from any issuer other than by the U.S. government and U.S. government agencies and corporations, in which the aggregate book value exceeded 10% of the Company's shareholders' equity.

LOAN PORTFOLIO

     The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.


LOAN PORTFOLIO COMPOSITION

                                                              MARCH 31,                        DECEMBER 31,
                                                                2000                               1999
                                                     -------------------------          ------------------------
                                                      AMOUNT           PERCENT           AMOUNT          PERCENT
                                                     --------          -------          --------         -------
                                                                         (DOLLARS IN THOUSANDS)
Commercial loans:
 Secured by one to four family
   residential properties ...................        $  4,189                5%         $  4,405               6%
 Secured by multifamily
   residential properties ...................           5,332                7             5,355               7
 Secured by commercial real
   properties ...............................          31,942               40            28,233              38
 Other - secured and
   unsecured ................................          34,965               44            33,221              45
Real estate construction and land
 development ................................             105                -                 6               -
Home equity lines of credit .................             307                1               367               1
Consumer installment and
 unsecured loans to individuals .............           2,546                3             2,496               3
                                                     --------          -------          --------         -------
   Total loans outstanding ..................          79,386              100%           74,083             100%
                                                                       =======                           =======

Deferred net loan origination
 fees and purchased loan discount ...........            (252)                              (240)
                                                     --------                           --------
Loans receivable, net .......................        $ 79,134                           $ 73,843
                                                     ========                           ========

         Total loans outstanding increased by $5.3 million to $79.4 million at March 31, 2000 compared to $74.1 million at December 31, 1999. As indicated in the table above, commercial loans secured by real estate properties increased $3.7 million and other commercial loans secured and unsecured increased $1.7 million. These changes are consistent with the Company's effort to emphasize the growth of commercial loans generated by business banking and entertainment divisions complemented by the creation of two additional departments which focus on healthcare and community non-profit organizations, during the first quarter of 2000.

     The following comparative period-end table sets forth certain information concerning nonperforming assets.


   NONPERFORMING ASSETS

                                                                              MARCH 31,     DECEMBER 31,
                                                                                2000           1999
                                                                              ---------     ------------
                                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans ......................................................        $  580         $  932
Troubled debt restructurings ..........................................             -              -
Loans contractually past due ninety or more days with respect
 to either principal or interest and still accruing interest ..........             -              -
                                                                               ------         ------
Nonperforming loans ...................................................           580            932
Other real estate owned ...............................................           241            382
Other assets-SBA guaranteed loans .....................................           200            150
                                                                               ------         ------
Total nonperforming assets ............................................        $1,021         $1,464
                                                                               ======         ======

Allowance for credit losses as a percent of nonaccrual loans ..........         330.5%         203.4%
Allowance for credit losses as a percent of
 nonperforming loans ..................................................         330.5%         203.4%
Total nonperforming assets as a percent of loans receivable ...........           1.3%           2.0%
Total nonperforming assets as a percent of total
 shareholders' equity .................................................           8.8%          12.6%

     Nonaccrual loans decreased by $352,000 during the first quarter of 2000 to $580,000 from $932,000 at December 31, 1999 due to principal paydowns of $102,000 and transfers to OREO and other assets-SBA guaranteed loans of $235,000.

     Other real estate owned ("OREO") at March 31, 2000 decreased $141,000 due primarily to sale of one property representing two undeveloped commercially zoned parcels realizing a gain of $10,000. Another property representing an undeveloped multi-family zoned parcel was subsequently sold during April 2000 realizing a gain of $26,000. Other assets - SBA guaranteed loans is represented by one developed commercial retail property.

     As a result of these changes, the amount of nonperforming assets at March 31, 2000 decreased 30.3% from the level at December 31, 1999.

     Loan delinquencies greater than 30 days past due decreased to $106,000 or 0.1% of loans outstanding at March 31, 2000 from $184,000 or 0.2% of loans outstanding at December 31, 1999.

ALLOWANCE FOR CREDIT LOSSES

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.


ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                                              THREE MONTHS ENDED
                                                                           -------------------------
                                                                           MARCH 31,       MARCH 31,
                                                                             2000            1999
                                                                           ---------       ---------
                                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of period .......................................        $ 1,896         $ 2,144
Loan charged off:
   Commercial loans:
    Secured by commercial real properties ..........................              -             128
    Other - secured and unsecured ..................................              -              42
   Consumer installment and unsecured loans to individuals .........             30               5
                                                                            -------         -------
   Total loan charge-offs ..........................................             30             175

Recoveries of loans previously charged off:
   Commercial loans:
    Other - secured and unsecured ..................................             45              38
   Consumer installment and unsecured loans to individuals .........              6              14
                                                                            -------         -------
   Total recoveries of loans previously charged off ................             51              52
                                                                            -------         -------
   Net charge-offs .................................................            (21)            123
   Provision for credit losses .....................................              -               -
                                                                            -------         -------
   Balance, end of period ..........................................        $ 1,917         $ 2,021
                                                                            =======         =======


RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Statement of Financial Condition as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the Statement of Operations. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements but does not believe it will have a material effect of the Company's financial position or results of operations.

CAPITAL ADEQUACY REQUIREMENTS

     At March 31, 2000 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of March 31, 2000 and December 31, 1999.


REGULATORY CAPITAL INFORMATION
OF THE COMPANY AND BANK

                                        WELL CAPITALIZED   MARCH 31,   DECEMBER 31,
                                           STANDARDS          2000         1999
                                        ----------------   ---------   ------------
COMPANY:
Tier 1 leverage ...................            N/A           8.70%         8.98%
Tier 1 risk-based capital .........            N/A          15.32%        16.21%
Total risk-based capital ..........            N/A          16.57%        17.47%


BANK:
Tier 1 leverage ...................            5.00%         8.07%         8.32%
Tier 1 risk-based capital .........            6.00%        14.23%        15.03%
Total risk-based capital ..........           10.00%        15.49%        16.29%


LIQUIDITY

     The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the Federal Home Loan Bank of San Francisco, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

     Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 70.7% of total funding in the first quarter of 2000, compared to 77.7% in the fourth quarter of 1999.

ASSET LIABILITY MANAGEMENT

     The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $26.8 million at March 31, 2000, a change from an asset sensitive position of $12.7 million at December 31, 1999. This improvement resulted from the Company's continuing effort to minimize its exposure to changes in net interest income due to rapid movements in interest rates. During the last three months, the Company has increased its available-for-sale investment securities portfolio that reprice within one year to $22.1 million at March 31, 2000 from $21.2 million at December 31, 1999, increased its portfolio of loans that reprice within one year to $56.2 million at March 31, 2000 from $48.8 million at December 31, 1999, and decreased its other borrowed funds that reprice within one year to $20.0 million at March 31, 2000 from $23.7 million at December 31, 1999. This change was offset by an increase in interest bearing transaction deposit accounts that reprice within one year to $40.2 million at March 31, 2000 from $38.1 million at December
31, 1999. The Company's asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest bearing demand, savings and money market deposit accounts historically have not changed proportionately with changes in interest rates.


RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                                       MARCH 31, 2000
                                                           ---------------------------------------------------------------------
                                                                                    MATURING OR REPRICING IN
                                                           ---------------------------------------------------------------------
                                                             LESS         AFTER THREE     AFTER ONE
                                                             THAN           MONTHS          YEAR
                                                             THREE        BUT WITHIN      BUT WITHIN       AFTER
                                                            MONTHS         ONE YEAR        5 YEARS        5 YEARS         TOTAL
                                                           --------     -------------    -----------    -----------     ----------
                                                                                    (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Federal funds sold and securities
   purchased under agreements to resell .............      $  8,780     $         -       $       -     $        -       $  8,780
Securities available-for-sale, at amortized cost ....        15,906           6,155          28,830         20,086         70,977
FRB and other stock, at cost ........................             -               -               -          2,210          2,210
Loans receivable ....................................        45,651          10,581          18,650          4,252         79,134
                                                           --------        --------        --------       --------       --------
   Total rate-sensitive assets ......................        70,337          16,736          47,480         26,548        161,101


Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
   Demand, money market and
   savings ..........................................         5,029          11,316          17,019         13,707         47,071
   Time certificates of deposit .....................        14,450           9,446           1,272              -         25,168
Other borrowings ....................................        20,000               -           2,500              -         22,500
                                                           --------        --------        --------       --------       --------
   Total rate-sensitive liabilities                          39,479          20,762          20,791         13,707         94,739
Interest rate-sensitivity gap .......................        30,858          (4,026)         26,689         12,841         66,362
                                                           ======================================================================
Cumulative interest rate-sensitivity gap ............      $ 30,858        $ 26,832        $ 53,521       $ 66,302
                                                           ========        ========        ========       ========
Cumulative ratio of rate sensitive assets to
   rate-sensitive liabilities                                   178%            145%            166%           170%
                                                           ========        ========        ========       ========

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                                       DECEMBER 31, 1999
                                                           ---------------------------------------------------------------------
                                                                                    MATURING OR REPRICING IN
                                                           ---------------------------------------------------------------------
                                                             LESS         AFTER THREE     AFTER ONE
                                                             THAN           MONTHS          YEAR
                                                             THREE        BUT WITHIN      BUT WITHIN       AFTER
                                                            MONTHS         ONE YEAR        5 YEARS        5 YEARS         TOTAL
                                                           --------     -------------    ------------   ------------     -------
                                                                                     (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Federal funds sold and securities
   purchased under agreements to resell .............      $  4,450     $         -       $       -     $        -       $  4,450
Securities available-for-sale, at amortized cost ....        15,991           5,214          30,283         20,476         71,964
FRB and other stock, at cost ........................             -               -               -          1,746          1,746
Loans receivable ....................................        40,617           8,197          13,018         12,011         73,843
                                                           --------        --------        --------       --------       --------
   Total rate-sensitive assets ......................        61,058          13,411          43,300         34,233        152,003


Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
   Demand, money market and
   savings ..........................................         4,111           9,250          13,406         10,357         37,124
   Time certificates of deposit .....................        11,299          13,425           1,309              -         26,033
Other borrowings ....................................        23,700               -           2,500              -         26,200
                                                           --------        --------        --------       --------       --------
   Total rate-sensitive liabilities                          39,110          22,675          17,215         10,357         89,357
Interest rate-sensitivity gap .......................        21,948          (9,264)         26,085         23,876         62,646
                                                           ======================================================================
Cumulative interest rate-sensitivity gap ............      $ 21,948        $ 12,684        $ 38,770       $ 62,646
                                                           ========        ========        ========       ========
Cumulative ratio of rate sensitive assets to
   rate-sensitive liabilities                                   156%            121%            149%           170%
                                                           ========        ========        ========       ========

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     The Company's results of operations and financial condition are affected by many factors, including the following.

CHANGING ECONOMIC CONDITIONS

     The Company's results of operation and financial condition are strongly influenced by economic conditions in its market area (principally the Greater Los Angeles metropolitan area) as well as regional and national economic conditions and in its niche markets, including the entertainment industry in Southern California. During the past several years economic conditions in these areas have been favorable. Should the economic condition in these areas deteriorate, the financial condition and cash flows of its borrowers could lead to higher levels of loan defaults and a decline in the value of collateral for the loans. In addition, an unfavorable economy could reduce the demand for the Company's loans and other products and services.

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

          - The Company's ability to generate deposits instead of other available funding alternatives; and

          -    The Company's ability to access the wholesale funding market.

     Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond its control.

RISK OF DECLINES IN ASSET QUALITY

     The Company's results of operations depend significantly on the quality of its assets. While the Company has developed and implemented underwriting policies and procedures in connection with the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of non-performing assets rises, the results of the Company's operations and financial condition will suffer. A borrower's ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services. The Company has devoted and continues to devote substantial time and resources to the identification, collection and workout of non-performing assets, which has resulted in a significant decrease in its nonperforming assets from $12.0 million, or 5.2%, of total assets at December 31, 1994 to 1.0 million, or 0.6%, of total assets at March 31, 2000. However, no assurance can be given that the Company will not have material additional non-performing assets in the future.

ADEQUACY OF ALLOWANCES FOR LOSSES

     The Company establishes allowances for credit losses against each segment of its loan portfolio. At March 31, 2000, its allowance for credit losses equaled 2.4% of loans receivable and 330.5% of nonperforming loans. Although the Company believes that it had established adequate allowances for credit losses as of March 31, 2000, credit quality is affected by many factors beyond the control of the Company, including local and national economic conditions, and the possible existence of facts which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews its allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for loan losses may also be necessary due to increases in the size and changes in the composition of the loan portfolio. Increases in the provisions for credit losses would adversely affect its results of operations.

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

     (a) On April 27, 2000, the Company held its annual meeting of shareholders.

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


     Election of Directors

                                                                                          VOTES
                       NAME                                  VOTES FOR                  WITHHELD
                       ----                                 -----------                ----------
               Donald E. Benson.........................     2,169,867                   114,619

               Joseph N. Cohen..........................     2,169,867                   114,619

               Robert E. Gipson.........................     2,169,867                   114,619

               Alan Grahm...............................     2,169,867                   114,619

               Antoinette Hubenette, M.D................     2,169,867                   114,619

               Joseph W. Kiley III......................     2,169,867                   114,619

               Scott A. Montgomery......................     2,169,867                   114,619

               Dion G. Morrow...........................     2,169,867                   114,619

               Carl R. Terzian..........................     2,169,867                   114,619

               Robert E. Thomson........................     2,169,867                   114,619

     Approval of Amendment of Paragraph (D) of Article XIII of the Articles of Incorporation to extend the transfer restriction of the Company's capital stock from July 1, 2000 to July 1, 2003.

                  VOTES FOR         VOTES AGAINST    ABSTENTIONS       BROKER NON-VOTES
                  ---------         -------------    -----------       ----------------
                  1,598,649         44,790           9,793             631,254


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

          27      Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NATIONAL MERCANTILE BANCORP
                                              ---------------------------
                                              (Registrant)



DATE:    MAY 12, 2000                         /s/   SCOTT A. MONTGOMERY
         ---------------------------          ----------------------------------
                                              SCOTT A. MONTGOMERY
                                              Chief Executive Officer


DATE:    MAY 12, 2000                         /s/   JOSEPH W. KILEY III
         --------------------------           ----------------------------------
                                              JOSEPH W. KILEY, III
                                              Chief Financial Officer