Form 10QSB
period 2000-06-30
NATIONAL MERCANTILE BANCORP
filed 2000-08-01
CIK 714801

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 2000 Commission File Number: 0-15982


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of the issuer's Common Stock, no par value, as of July 28, 2000 was 906,593.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                JUNE 30,
                                                                                                  2000        DECEMBER 31,
                                                                                              (UNAUDITED)         1999
                                                                                              -------------   -------------
                                                                                                 (DOLLARS IN THOUSANDS)

    ASSETS

    Cash and due from banks-demand..........................................................  $      12,472   $       5,789
    Federal funds sold and securities purchased
       Under agreements to resell...........................................................          2,015           4,450
                                                                                              -------------   -------------
          Cash and cash equivalents.........................................................         14,487          10,239
    Securities available-for-sale, at fair value;
       Aggregate amortized cost of $69,510 and $71,964
       at June 30, 2000 and December 31, 1999, respectively.................................         67,037          69,489

    FRB and other stock, at cost............................................................          2,509           1,746
    Loans receivable........................................................................         93,956          73,843
       Allowance for credit losses..........................................................         (2,546)         (1,896)
                                                                                              -------------   -------------
          Net loans receivable..............................................................         91,410          71,947

    Premises and equipment, net.............................................................            563             626
    Other real estate owned, net............................................................              -             382
    Accrued interest receivable and other assets............................................          1,774           1,724
                                                                                              -------------   -------------
          Total assets......................................................................  $     177,780   $     156,153
                                                                                              =============   =============

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Deposits:
       Noninterest bearing demand...........................................................  $      52,883   $      53,827
       Interest bearing demand..............................................................          9,779           8,669
       Money market.........................................................................         33,022          25,376
       Savings..............................................................................          1,320           3,079
       Time certificates of deposit:
          $100,000 or more..................................................................         18,060          19,488
          Under $100,000....................................................................          6,248           6,545
                                                                                              -------------   -------------
              Total deposits................................................................        121,312         116,984

    Other borrowings........................................................................         41,800          26,200
    Accrued interest payable and other liabilities..........................................          1,541           1,382
                                                                                              -------------   -------------
          Total liabilities.................................................................        164,653         144,566

    Shareholders' equity:
       Preferred stock: (10,000 shares undesignated)
          Series A noncumulative convertible perpetual preferred stock;
          Authorized 990,000 shares; issued and outstanding 785,425 shares and
          900,000 shares at June 30, 2000 and December 31, 1999,
          respectively......................................................................          6,415           7,350

       Common stock, no par value; authorized 10,000,000 Shares; issued and outstanding 906,593 shares and 677,195 shares
          At June 30, 2000 and December 31, 1999, respectively..............................         25,550          24,614
       Accumulated deficit..................................................................        (16,365)        (17,902)
       Accumulated other comprehensive income...............................................         (2,473)         (2,475)
                                                                                              -------------   -------------
          Total shareholders' equity........................................................         13,127          11,587
                                                                                              -------------   -------------
          Total liabilities and shareholders' equity........................................  $     177,780   $     156,153
                                                                                              =============   =============


          See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                                   2000            1999               2000           1999
                                                                ------------    -----------        -----------    -----------
                                                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   Interest income:
    Loans, including fees...................................... $      2,049    $     1,398        $     3,849    $     2,715
    Securities available-for-sale..............................        1,224          1,042              2,433          2,112
    Federal funds sold and securities purchased under
      agreements to resell.....................................           92            104                174            146
                                                                ------------    -----------        -----------    -----------
       Total interest income...................................        3,365          2,544              6,456          4,973

   Interest expense:
    Interest bearing demand....................................           29             23                 56             44
    Money market and savings...................................          300            189                531            341
    Time certificate of deposits:
      $100,000 or more.........................................          244            208                489            395
      Under $100,000...........................................           80            161                168            346
                                                                ------------    -----------        -----------    -----------
       Total interest expense on deposits .....................          653            581              1,244          1,126
    Federal funds purchased and securities sold under
      agreements to repurchase.................................            -             12                  1             13
    Other borrowings...........................................          410            237                865            506
                                                                ------------    -----------        -----------    -----------
       Total interest expense..................................        1,063            830              2,110          1,645
                                                                ------------    -----------        -----------    -----------
       Net interest income before provision for credit
         losses................................................        2,302          1,714              4,346          3,328
   Provision for credit losses.................................         (576)             -               (576)             -
                                                                ------------    -----------        -----------    -----------
    Net interest income after provision for credit
      losses...................................................        2,878          1,714              4,922          3,328
   Other operating income:
    Net gain (loss) on sale of securities
      available-for-sale.......................................           18             (1)                18             (1)
    International services.....................................           29              9                 57             26
    Investment division........................................           22             14                 42             28
    Deposit related and other customer services................          164            127                300            255
    Gain on sale of other real estate owned....................           59              -                 69              -
                                                                ------------    -----------        -----------    -----------
       Total other operating income............................          292            149                486            308

   Other operating expenses:
    Salaries and related benefits..............................          948            782              1,858          1,620
    Net occupancy..............................................          250            238                499            488
    Furniture and equipment....................................          115             54                169            109
    Printing and communications................................           75             57                145            119
    Insurance and regulatory assessments.......................           71             74                141            149
    Customer services..........................................          214            190                411            366
    Computer data processing...................................          116             75                192            153
    Legal services.............................................           35            (26)                84             14
    Other professional services................................           91             75                205            147
    Other real estate owned expenses...........................            -             40                  3             40
    Promotion and other expenses...............................           74             52                138             98
                                                                ------------    -----------        -----------    -----------
       Total other operating expenses..........................        1,989          1,611              3,845          3,303
                                                                ------------    -----------        -----------    -----------
    Net income before provision for income taxes...............        1,181            252              1,563            333
   Provision for income taxes..................................           19              7                 26             12
                                                                ------------    -----------        -----------    -----------
    Net income................................................. $      1,162    $       245        $     1,537    $       321
                                                                ============    ===========        ===========    ===========
    Earnings per share:
      Basic.................................................... $       1.28    $      0.36        $      1.80    $      0.47
                                                                ============    ===========        ===========    ===========
      Diluted.................................................. $       0.45    $      0.10        $      0.61    $      0.13
                                                                ============    ===========        ===========    ===========


    See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE SIX-MONTHS
                                                                                            ENDED JUNE 30,
                                                                                   ------------------------------
                                                                                       2000             1999
                                                                                   -------------    -------------
                                                                                     (DOLLARS IN THOUSANDS)
     Net cash flow from operating activities:
      Net income...............................................................    $  1,537         $   321
      Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization............................................          96              96
      Gain on sale of other real estate owned..................................         (69)              -
      Provision for credit losses..............................................        (576)              -
      Provision for loss on other real estate owned............................           -              35
      Net (gain) loss on sale of securities available-for-sale.................         (18)              1
      Net (accretion) amortization of (discount) premiums on securities........         (14)             55
      Net accretion of discounts on loans purchased............................         (18)            (17)
      (Increase) decrease in accrued interest receivable and other assets......         (59)             96
      Increase in accrued interest payable and other liabilities...............         159              12
                                                                                   --------         -------
         Net cash provided by operating activities.............................       1,038             599
     Cash flows from investing activities:
      Purchase of securities available-for-sale................................      (2,675)         (4,217)
      Proceeds from sales of securities available-for-sale.....................       1,891           1,016
      Proceeds from repayments and maturities of securities
        available-for-sale.....................................................       2,507           7,227
      Loan originations and principal collections, net.........................     (19,104)         (3,903)
      Proceeds from sale of other real estate owned............................         486               -
      Proceeds from sale of other assets-SBA guaranteed loans..................         209               -
      Net purchases of premises and equipment..................................         (33)            (62)
                                                                                   --------         -------
         Net cash (used in) provided by investing activities...................     (16,719)             61
     Cash flows from financing activities:
      Net increase in demand deposits, money market and savings accounts.......       6,053          12,566
      Net (decrease) increase in time certificates of deposit..................      (1,725)            520
      Net increase in securities sold under agreements to repurchase
       and federal funds purchased.............................................           -           1,000
      Net increase (decrease)  in other borrowings.............................      15,600          (1,800)
      Net proceeds from exercise of stock options..............................           1               1
                                                                                   --------         -------
         Net cash provided by financing activities.............................      19,929          12,287
                                                                                   --------         -------
     Net increase in cash and cash equivalents.................................       4,248          12,947
     Cash and cash equivalents, January 1......................................      10,239          12,205
                                                                                   --------         -------
     Cash and cash equivalents, June 30........................................    $ 14,487         $25,152
                                                                                   ========         =======
     Supplemental cash flow information:
      Cash paid for interest...................................................    $  2,163         $ 1,632
      (Decrease) increase in unrealized loss on securities
       available-for-sale......................................................    $     (2)        $ 1,530
     Transfer to OREO from loans receivable, net...............................    $     35               -
     Cash Paid for Income Taxes................................................    $      5         $    12


See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows for such interim periods. The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 ("1999 Form 10-KSB').

NOTE 2--EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings per share for the three months ended June 30, 2000 and 1999 was 906,576 and 677,108, respectively, and 852,447 and 677,078, respectively, for the six months ended June 30, 2000 and 1999. The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended June 30, 2000 and 1999 was 2,588,451 and 2,477,313, respectively, and 2,535,429 and 2,477,181, respectively, for the six months ended June 30, 2000 and 1999.

The following table is a reconciliation of net income and shares used in the computation of earnings per basic and diluted common share:


                                                                      PER SHARE
                                          NET INCOME     SHARES        AMOUNT
                                          ----------     ------       ----------
                                        (IN THOUSANDS)
FOR THE THREE MONTHS ENDED JUNE 30, 2000:
     Basic EPS........................... $   1,162      906,576      $     1.28
                                                                      ==========

     Effect of dilutive securities:
        Options and warrants.............                111,025
        Convertible preferred stock......              1,570,850
                                         ----------   ----------
     Diluted EPS......................... $   1,162    2,588,451      $     0.45
                                         ==========   ==========      ==========

FOR THE THREE MONTHS ENDED JUNE 30, 1999:
     Basic EPS........................... $     245      677,108      $     0.36
                                                                      ==========

     Effect of dilutive securities:
        Options and warrants.............                    205
        Convertible preferred stock......              1,800,000
                                         ----------   ----------
     Diluted EPS......................... $     245    2,477,313      $     0.10
                                         ==========   ==========      ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2000:
     Basic EPS........................... $   1,537      852,447      $     1.80
                                                                      ==========

     Effect of dilutive securities:
        Options and warrants.............                112,132
        Convertible preferred stock......              1,570,850
                                         ----------   ----------
     Diluted EPS......................... $   1,537    2,535,429      $     0.61
                                         ==========   ==========      ==========

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
     Basic EPS........................... $     321      677,078      $     0.47
                                                                      ==========

     Effect of dilutive securities:
        Options and warrants.............                    103
        Convertible preferred stock......              1,800,000
                                         ----------   ----------
     Diluted EPS......................... $     321    2,477,181      $     0.13
                                         ==========   ==========      ==========


NOTE 3--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks - demand, federal funds sold and securities sold under agreements to resell.

NOTE 4--INCOME TAXES

     No income tax provision was recorded during the three and six months ended June 30, 2000 and 1999 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

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


NOTE 5--RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

     The Company recorded net income of $1.2 million or $0.45 diluted earnings per share, during the second quarter of 2000, compared to net income of $245,000 or $0.10 diluted earnings per share, during the second quarter of 1999. Net income per basic share was $1.28 and $0.36 during the second quarter of 2000 and 1999, respectively. The core components accounting for this improvement in earnings during the second quarter of 2000 compared to 1999 were: (i) increases of $588,000 or 34.3% in net interest income and $143,000 or 96% in other operating income, partially offset by an increase of $378,000 or 23.5% in other operating expense; and (ii) a $576,000 negative provision for credit losses recognized during the second quarter of 2000.

     Net income during the first six months of 2000 was $1.5 million, or $0.61 diluted earnings per share, compared to net income of $321,000, or $0.13 diluted earnings per share, during the first six months of 1999. Net income per basic share was $1.80 and $0.47 during the first six months of 2000 and 1999, respectively. The core components accounting for this improvement between the first half of 2000 compared to the first half of 1999 were: (i) increases of $1.0 million or 30.6% in net interest income and $178,000 or 57.8% in other operating income, partially offset by a $542,000 or 16.4% increase in other operating expense; and (ii) a $576,000 negative provision for credit losses.

     Return on average assets during the second quarter and first half of 2000 was 2.77% and 1.86%, respectively, compared to 0.69% and 0.46% during the second quarter and first half of 1999, respectively. Return on average equity during the second quarter and first half of 2000 was 38.74% and 26.27%, respectively, compared to 7.48% and 4.90% during the second quarter and first half of 1999, respectively.

NET INTEREST INCOME

     The increase in net interest income during the three and six months ended June 30, 2000 compared to the corresponding periods during 1999 resulted primarily from an increase in net average interest earning assets (the difference between average interest earning assets and average interest bearing liabilities) of $13.0 million and $11.0 million, respectively. This increase in net average interest earning assets during the three and six months ended June 30, 2000 compared to corresponding periods during 1999 was attributable primarily to an increase in average loans receivable of 45.1% and 41.6%, respectively. This growth in average loans receivable during the three and six months ended June 30, 2000 was funded by an increase in average deposits of 20.2% and 19.0%, respectively, and an increase in average borrowed funds (represented collectively by federal funds purchased, securities sold under agreements to repurchase and other borrowings) of 24.1% and 33.5%, respectively. The growth in both average loans receivable and average deposits was a result of the Company's effort toward expanding and building new customer relationship within existing market niches of business and entertainment banking, and to a lesser extent within the newly formed target niches of healthcare and community based nonprofit organizations.

     During the quarter ended June 30, 2000 average loans receivable increased 45.1% to $83.8 million compared to $57.8 million during the quarter ended June 30, 1999. The weighted average yield on loans receivable during the quarter ended June 30, 2000 increased to 9.83% compared to 9.70% during the quarter ended June 30, 1999, reflecting increasing market interest rates offset by competitive pressure from other commercial banks.

      Average securities increased 6.0% to $72.4 million during the quarter ended June 30, 2000 compared to $68.3 million during the quarter ended June 30, 1999 as a result of additional purchases of securities, primarily during the last quarter of 1999. The weighted average yield on securities increased to 6.80% during the second quarter of 2000 compared to 6.12% during the second quarter 1999, primarily due to increased market interest rates which affected the Company's portfolio of variable rate securities, and to a lesser extent securities purchased during this rising rate environment.

     Average interest bearing liabilities increased 17.4% to $96.9 million during the quarter ended June 30, 2000 compared to $82.5 million during the quarter ended June 30, 1999 due to increased average interest bearing deposits and average borrowed funds. Average interest bearing deposits increased 15.2% to $71.7 million during the quarter ended June 30, 2000 from $62.3 million during the quarter ended June 30, 1999, due primarily to the growth of money market deposits. Average borrowed funds during the second quarter of 2000 increased 24.1% to $25.2 million from $20.3 million during the same period in 1999.

     The weighted average cost of interest bearing liabilities increased to 4.41% during the second quarter of 2000 from 4.03% during the same period of 1999, due primarily to increased weighted average cost of other borrowings as result of increased market interest rates, offset by a slight reduction in the weighted average cost of interest bearing deposits. The weighted average cost of borrowed funds increased to 6.56% during the second quarter of 2000 from 4.93% during the same period in 1999 caused by increased market interest rates, as a result of actions taken by the Board of Governors of the Federal Reserve System. The weighted average cost of interest bearing deposits decreased to 3.66% during the second quarter of 2000 from 3.74% during the same period of 1999, primarily due to a change in the composition of deposits reflected by a reduction of higher cost certificates of deposits to lower costs money market and savings deposits.

     Average total deposits increased 20.2% to $130.1 million during the second quarter of 2000 compared to $108.2 million during the second quarter of 1999 due primarily to a $12.4 million or 26.9% increase in average noninterest bearing demand deposits and a $11.1 million or 40.6% increase in average money market and savings deposits.

     During the six months ended June 30, 2000 average loans receivable increased 41.6 % to $80.4 million compared to $56.8 million during the same period in 1999. Average securities increased 5.3% to $73.0 million during the six months ended June 30, 2000 compared to $69.3 million during the same period in 1999. Average total deposits during the six months ended June 30, 2000 increased 19.0% to $124.6 million compared to 104.7 million during the same period in 1999. The growth in both average loans receivable and average deposits was a result of the Company's effort toward expanding and building new client relationships within existing market niches of business and entertainment banking, and to a lesser extent within the newly formed target niches of healthcare and community based nonprofit organizations. Average borrowed funds increased 33.5% to $28.1 million during the six months ended June 30, 2000 compared to $21.1 million during the same period in 1999, primarily as a result of the growth of average interest earning assets outpacing the growth of average deposits during the first half of 2000.

PROVISION FOR CREDIT LOSSES

     During the second quarter of 2000 the Company realized a net recovery of approximately $1.3 million related to a previously charged off loan. The entire recovery was accounted for as an increase to the allowance for credit losses. Based on the resulting level of the allowance for credit losses after giving effect for this recovery. Management recognized $576,000 as a negative provision for credit losses. Management determined that an increase in the allowance for credit losses was warranted due to: i) an increasing portion of the Bank's loan portfolio currently represented by larger loans (loans with balances greater than $1.0 million) as compared to prior periods and, ii) the recent growth in loans receivable during the second quarter of 2000. The Company did not record a provision for credit losses during the six months ended June 30, 1999.

OTHER OPERATING INCOME

     Other operating income, excluding gains and losses on the sale of securities and assets, totaled $215,000 during the second quarter of 2000, an increase of 43.3% from $150,000 during the second quarter of 1999. During the six months ended June 30, 2000, other operating income, excluding gains and losses on the sale of securities and assets, totaled $399,000, an increase of 29.1% from $309,000 during the comparable period of 1999. Service charges on deposit accounts accounted for the majority of this improvement by increasing $37,000 or 29.1% and $45,000 or 17.6% during the three and six months ended June 30, 2000, respectively, compared to corresponding periods in 1999. This increase is reflective of the growth of average "transaction type" deposit accounts (demand, money market and savings) during the first half of 2000 compared to the same period of 1999.

     The Company realized a net gain of $18,000 on sale of securities during the second quarter and first half of 2000, compared to net loss of $1,000 during the corresponding periods in 1999. Additionally, the Company realized a net gain of

$59,000 and $69,000 on sale of other real estate owned during the second quarter and first half of 2000, respectively compared to zero during the corresponding periods of 1999.

OTHER OPERATING EXPENSES

     Other operating expenses increased 23.5% to $2.0 million during the second quarter of 2000 compared to $1.6 million during the second quarter of 1999.
This increase was primarily due to increases in salaries and related benefits of $166,000 , furniture and equipment of $61,000, legal services of $61,000, computer data processing of $41,000 and promotion and other expense of $22,000. The increase in salaries and related benefits was due to Company's expansion of banking services and staff in order to service new market niches of healthcare and community based nonprofit organizations.

     Other operating expenses increased 16.4% to $3.8 million during the six months ended June 30, 2000 compared to $3.3 million during the same period of 1999. This increase resulted from increases of $238,000 in salaries and related benefits, $70,000 in legal services, $60,000 in furniture and equipment, $58,000 in other professional services, $45,000 in customer services and $39,000 in computer data processing. The increase in salaries and related benefits was due primarily to the cost associated with the Company's expansion of banking services and staff mentioned above.

         The following table presents the components of net interest income for the quarters ended June 30, 2000 and 1999.


AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME


                                                                             THREE MONTHS ENDED
                                                  ------------------------------------------------------------------------
                                                             JUNE 30, 2000                        JUNE 30, 1999
                                                  -----------------------------------  -----------------------------------
                                                                            WEIGHTED                             WEIGHTED
                                                                 INTEREST   AVERAGE                  INTEREST    AVERAGE
                                                    AVERAGE      INCOME/     YIELD/      AVERAGE     INCOME/      YIELD/
                                                    AMOUNT       EXPENSE      RATE       AMOUNT      EXPENSE       RATE
                                                  ------------   ---------  ---------  ------------  ---------   ---------
                                                                           (Dollars in thousands)
Assets:
Federal funds sold and securities
   purchased under agreements to resell.........  $      5,975   $      92    6.19%    $      8,706  $     104     4.79%
Securities available-for-sale...................        72,376       1,224    6.80%          68,279      1,042     6.12%
Loans receivable (1) (2)........................        83,833       2,049    9.83%          57,786      1,398     9.70%
                                                  ------------   ---------             ------------  ---------
 Total interest earning assets..................       162,184   $   3,365    8.34%    $    134,771      2,544     7.57%
                                                                 =========                           =========
Noninterest earning assets:
 Cash and due from banks - demand...............         9,591                                7,214
 Other assets...................................         2,527                                2,761
 Allowance for credit losses and net unrealized
   loss on securities available-for-sale........        (5,497)                              (2,041)
                                                  ------------                         ------------
 Total assets...................................  $    168,805                         $    142,705
                                                  ============                         ============
Liabilities and shareholders' equity:
Interest bearing deposits:
 Demand.........................................  $      8,270   $      29    1.41%    $      6,950  $      23     1.33%
 Money market and savings.......................        38,452         300    3.14%          27,352        189     2.77%
 Time certificates of deposit:
   $100,000 or more.............................        18,742         244    5.24%          16,088        208     5.19%
   Under $100,000...............................         6,269          80    5.13%          11,861        161     5.44%
                                                  ------------   ---------             ------------  ---------
 Total time certificates of deposit.............        25,011         324    5.21%          27,949        369     5.30%
                                                  ------------   ---------             ------------  ---------
 Total interest bearing deposits................        71,733         653    3.66%          62,251        581     3.74%
Federal funds purchased and securities sold
   under agreements to repurchase...............            13           -    0.00%           1,143         12     4.21%
Other borrowings................................        25,155         410    6.56%          19,132        237     4.97%
                                                  ------------   ---------             ------------  ---------
 Total interest bearing liabilities.............        96,901   $   1,063    4.41%          82,526  $     830     4.03%
                                                                 =========                           =========
Noninterest bearing liabilities:
 Noninterest bearing demand deposits............        58,325                               45,974
 Other liabilities..............................         1,514                                1,063
Shareholders' equity............................        12,065                               13,142
                                                  ------------                         ------------
Total liabilities and shareholders' equity......  $    168,805                         $    142,705
                                                  ============                         ============
Net interest income (spread)....................                 $   2,302    3.93%                  $   1,714     3.54%
                                                                 =========                           =========

 Net yield on earning assets (2)................                              5.71%                                5.10%


---------

(1) Includes average balance of nonperforming loans of $700,000 and $1.1 million for 2000 and 1999, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $35,000 and $43,000 for the three months ended June 30, 2000 and 1999, respectively.

         The following table presents the components of net interest income for the six months ended June 30, 2000 and 1999.


AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME


                                                                              SIX MONTHS ENDED
                                                ------------------------------------------------------------------------------
                                                            JUNE 30, 2000                            JUNE 30, 1999
                                                -------------------------------------    -------------------------------------
                                                                             WEIGHTED                                 WEIGHTED
                                                                INTEREST     AVERAGE                     INTEREST     AVERAGE
                                                   AVERAGE      INCOME/       YIELD/       AVERAGE       INCOME/       YIELD/
                                                   AMOUNT       EXPENSE       RATE         AMOUNT        EXPENSE       RATE
                                                ----------    ----------   ----------    ----------    ----------   ----------
                                                                         (Dollars in thousands)
Assets:
Federal funds sold and securities
   purchased under agreements to resell .....   $    5,842    $      174         5.99%   $    6,124    $      146         4.81%
Securities available-for-sale ...............       73,001         2,433         6.70%       69,326         2,112         6.14%
Loans receivable (1) (2) ....................       80,378         3,849         9.63%       56,782         2,715         9.64%
                                                ----------    ----------                 ----------    ----------
   Total interest earning assets ............      159,221    $    6,456         8.15%      132,232    $    4,973         7.58%
                                                              ==========                               ==========
Noninterest earning assets:
   Cash and due from banks - demand .........        9,235                                    7,093
   Other assets .............................        2,644                                    2,795
   Allowance for credit losses and
      net unrealized loss on
      securities available-for-sale .........       (5,151)                                  (2,090)
                                                ----------                               ----------
   Total assets .............................   $  165,949                               $  140,030
                                                ==========                               ==========

Liabilities and shareholders' equity:
Interest bearing deposits:
   Demand ...................................   $    8,435    $       56         1.34%   $    6,765    $       44         1.31%
   Money market and savings .................       34,812           531         3.07%       25,262           341         2.72%
   Time certificates of deposit:
      $100,000 or more ......................       18,855           489         5.22%       15,116           395         5.27%
      Under $100,000 ........................        6,628           168         5.10%       12,652           346         5.51%
   Total time certificates of deposit .......       25,483           657         5.18%       27,768           741         5.38%
                                                ----------    ----------                 ----------    ----------
   Total interest bearing deposits ..........       68,730         1,244         3.64%       59,795         1,126         3.80%
                                                ----------    ----------                 ----------    ----------
Federal funds purchased and securities
   sold under agreements to repurchase ......           23             1         7.17%          599            13         4.38%
Other borrowings ............................       28,115           865         6.19%       20,486           506         4.98%
                                                ----------    ----------                 ----------    ----------
   Total interest bearing liabilities .......       96,868    $    2,110         4.38%       80,880    $    1,645         4.10%
                                                              ==========                               ==========

Noninterest bearing liabilities:
   Noninterest bearing demand deposits ......       55,907                                   44,938
   Other liabilities ........................        1,409                                      994
Shareholders' equity ........................       11,765                                   13,218
                                                ----------                               ----------
Total liabilities and
   shareholders' equity .....................   $  165,949                               $  140,030
                                                ==========                               ==========

Net interest income (spread) ................                 $    4,346         3.77%                 $    3,328         3.48%
                                                              ==========                               ==========
   Net yield on earning assets (2)  .........                                    5.49%                                    5.08%

--------------
(1) Includes average balance of nonperforming loans of $700,000 and $1.3 million for 2000 and 1999, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $59,000 and $102,000 for the six months ended June 30, 2000 and 1999, respectively.

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

INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN AVERAGE VOLUME AND AVERAGE RATE

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                                2000 VS 1999
                                                                                      -----------------------------------
                                                                                       INCREASE (DECREASE)
                                                                                            DUE TO(1)             NET
                                                                                      ---------------------    INCREASE
                                                                                       VOLUME         RATE     (DECREASE)
                                                                                      -------      --------    ----------

Interest Income:
Federal funds sold and securities purchased under agreements to resell ..........     $    (8)     $    36      $    28
Securities available-for-sale ...................................................         150          171          321
Loans receivable (2) ............................................................       1,137           (3)       1,134
                                                                                      -------      -------      -------
  Total interest earning assets .................................................     $ 1,279      $   204      $ 1,483
                                                                                      =======      =======      =======

Interest Expense:
Interest bearing deposits:
  Demand ........................................................................     $    11      $     1      $    12
  Money market and savings
                                                                                          150           40          190
  Time certificates of deposit:
     $100,000 or more ...........................................................          97           (3)          94
     Under $100,000 .............................................................        (154)         (24)        (178)
                                                                                      -------      -------      -------
  Total time certificates of deposit ............................................         (57)         (27)         (84)
                                                                                      -------      -------      -------
  Total interest bearing deposits
                                                                                          104           14          118
Federal funds purchased and securities sold under agreements to repurchase ......        --            (12)         (12)
Other borrowings ................................................................         239          120          359
                                                                                      -------      -------      -------
     Total interest bearing liabilities .........................................     $   343      $   122      $   465
                                                                                      =======      =======      =======
  Net interest income ...........................................................     $   936      $    82      $ 1,018
                                                                                      =======      =======      =======

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

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

     The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:



ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES



                                                     JUNE 30, 2000                              DECEMBER 31, 1999
                                     ------------------------------------------   -------------------------------------------
                                      TOTAL      GROSS      GROSS      ESTIMATED   TOTAL      GROSS      GROSS      ESTIMATED
                                     AMORTIZED  UNREALIZED UNREALIZED   FAIR      AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS       LOSS      VALUE        COST      GAINS       LOSS       VALUE
                                     ---------  ---------  ---------   ---------  ---------  ---------  ---------   ---------
                                                (DOLLARS IN THOUSANDS)                       (DOLLARS IN THOUSANDS)

U.S. Treasury securities...........  $   2,011  $       -  $      19   $  1,992   $   2,015  $       -  $      13   $   2,002

GNMA-issued/guaranteed  mortgage
   pass through certificates.......      5,557          -         87      5,470       7,646         15        126       7,535

Other U.S. government and federal
   agency securities...............      1,945          -         11      1,934       1,937          3          -       1,940

FHLMC/FNMA-issued mortgage
   pass through certificates.......     16,275          -        489     15,786      15,185          -        448      14,737

CMO's and REMIC's issued by U.S.
   government-sponsored
   agencies........................     38,718          -      1,776     36,942      40,174          -      1,827      38,347

Privately issued Corporate bonds,
   CMO's and REMIC's
   securities......................      5,004          -         91      4,913       5,007          -         79       4,928

FRB and other equity stocks........      2,509          -          -      2,509       1,746          -          -       1,746
                                     ---------  ---------  ---------  ---------   ---------  ---------  ---------   ---------
                                     $  72,019  $       -  $   2,473  $  69,546   $  73,710  $      18  $   2,493   $  71,235
                                     =========  =========  =========  =========   =========  =========  =========   =========



     As indicated in the table above, total amortized cost of investment securities decreased $1.7 million to $72.0 million at June 30, 2000 from $73.7 million at December 31, 1999. This change was due primarily to paydowns on principal amortizing securities, partially offset by the purchase of additional Federal Home Loan Bank ("FHLB") stock to support the growth of other borrowings from FHLB. The Company recorded a net unrealized loss of $2.5 million at June 30, 2000 and December 31, 1999, primarily due to rising market interest rates.

     As of June 30, 2000 the Company held $2.0 million, representing aggregate amortized cost and estimated fair value, of an investment security issued by Structured Asset Mortgage Investments, Inc. This represented the only security from any issuer other than by the U.S. government and U.S. government agencies and corporations in which the aggregate book value exceeded 10% of the Company's shareholders' equity.

LOAN PORTFOLIO

     The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

         LOAN PORTFOLIO COMPOSITION


                                                           JUNE 30,                   DECEMBER 31,
                                                             2000                        1999
                                                   -------------------------   -------------------------
                                                     AMOUNT       PERCENT        AMOUNT       PERCENT
                                                   -----------   -----------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)

   Commercial loans:

    Secured by one to four family
      residential properties....................   $    4,153             5%   $     4,405            6%

    Secured by multifamily
      residential properties....................        5,310             6          5,355            7

    Secured by commercial real
      properties................................       36,164            38         28,233           38

    Other - secured and
      unsecured.................................       44,694            47         33,221           45

   Real estate construction and land
    development.................................          715             1              6            -

   Home equity lines of credit..................          259             -            367            1

   Consumer installment and
    unsecured loans to individuals..............        3,013             3          2,496            3
                                                   -----------   -----------   -----------   -----------
      Total loans outstanding                          94,308           100%        74,083          100%
                                                                 ===========                 ===========
   Deferred net loan origination
    fees and purchased loan
    discount....................................         (352)                        (240)
                                                   -----------                 -----------
   Loans receivable, net........................   $   93,956                  $    73,843
                                                   ===========                 ===========



     Total loans outstanding increased by $20.2 million to $94.3 million at June 30, 2000 compared to $74.1 million at December 31, 1999. As indicated in the table above, commercial loans secured by real estate properties increased $7.9 million and other commercial loans secured and unsecured increased $11.5 million. These changes are consistent with the Company's effort to emphasize the growth of commercial loans generated by business banking and entertainment divisions complemented, to a lesser extent, by the creation of two additional departments during the early part of 2000 which focus on healthcare and community based nonprofit organizations.

     The following comparative period-end table sets forth certain information concerning nonperforming assets.

   NONPERFORMING ASSETS


                                                              JUNE 30,       DECEMBER 31,
                                                                2000             1999
                                                            ------------    -------------
                                                                (DOLLARS IN THOUSANDS)
   Nonaccrual loans.....................................    $         484    $         932
   Troubled debt restructurings.........................                -                -
   Loans contractually past due ninety or more days
    with respect to either principal or interest and
    still accruing interest.............................              262                -
                                                            -------------    -------------
   Nonperforming loans..................................              746              932
   Other real estate owned..............................                -              382
   Other assets-SBA guaranteed loans....................                -              150
                                                            -------------    -------------
   Total nonperforming assets...........................    $         746    $       1,464
                                                            =============    =============

   Allowance for credit losses as a percent of
    nonaccrual loans....................................            526.0%           203.4%
   Allowance for credit losses as a percent of
    nonperforming loans.................................            341.3%           203.4%
   Total nonperforming assets as a percent of loans
    receivable..........................................              0.8%             2.0%
   Total nonperforming assets as a percent of total
    shareholders' equity................................              5.7%            12.6%


     Nonaccrual loans decreased by $448,000 or 48.1% during the first half of 2000 to $484,000 compared to $932,000 at December 31, 1999. During the first half of 2000 the Company made a reclassification of $235,000 from nonaccrual loans to other real estate owned and other assets-SBA guaranteed loans, but subsequently sold the related assets during the second quarter of 2000.

     Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest increased to $262,000 during the first half of 2000 compared to zero at December 31, 1999. This increase is represented by one commercial loan in the renewal process which is currently not completed.

     Other real estate owned ("OREO") and other assets-SBA guaranteed loans decreased to zero at June 30, 2000 compared to $382,000 and $150,000 at December 31, 1999. As a result of the disposition of these assets the Company realized a gain of $69,000 during the first half of 2000.

     As a result of these changes, the amount of nonperforming assets at June 30, 2000 decreased 49% from the level at December 31, 1999.

     Loan delinquencies greater than 30 days past due increased to $538,000 or 0.6% of loans outstanding at June 30, 2000 from $184,000 or 0.2% of loans outstanding at December 31, 1999. This increase is primarily represented by one commercial loan in the renewal process which is currently not completed.

ALLOWANCE FOR CREDIT LOSSES

     Provisions for credit losses charged to operations reflect management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in combination with an outside firm, performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

     Loans charged off during the second quarter and first half of 2000 were $77,000 and $107,000, respectively, compared to $25,000 and $200,000 during the second quarter and first half of 1999, respectively. Recoveries of loans previously charged off were $1.3 million during both the second quarter and first half of 2000 compared to $60,000 and $112,000 during the second quarter and first half of 1999, respectively. The increase in recoveries during the second quarter and first half of 2000 was the result of one large loan recovery of approximately $1.3 million.

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.


ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES


                                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          -----------------------       -----------------------
                                                                  JUNE 30,                      JUNE 30,
                                                            2000         1999             2000         1999
                                                          ----------  -----------       ----------   ----------
                                                                         (DOLLARS IN THOUSANDS)

Balance, beginning of period                              $    1,917  $     2,021       $    1,896   $    2,144
Loan charge-offs:
   Commercial loans:
    Secured by one to four family residential
    properties...........................................          -            -                -            -
    Secured by commercial real properties................          -            -                -          128
    Other - secured and unsecured........................          -            -                -           42
   Consumer installment and unsecured loans to
     individuals.........................................         77           25              107           30
                                                          ----------  -----------       ----------   ----------
   Total loan charge-offs................................         77           25              107          200

Recoveries of loans previously charged off:
   Commercial loans:
    Secured by one to four family residential
    properties...........................................          -           31                -           31
    Secured by commercial real properties................          -            9                -            9
    Other - secured and unsecured........................      1,279           18            1,324           56
   Consumer installment and unsecured loans to
     individuals.........................................          3            2                9           16
                                                          ----------  -----------       ----------   ----------
   Total recoveries of loans previously charged off......      1,282           60            1,333          112
                                                          ----------  -----------       ----------   ----------
   Net (recoveries) charge-offs .........................     (1,205)         (35)         ( 1,226)          88
   Provision for credit losses...........................       (576)           -             (576)           -
                                                          ----------  -----------       ----------   ----------
   Balance, end of period................................ $    2,546  $     2,056      $     2,546   $    2,056
                                                          ==========  ===========       ==========   ==========


     Credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the Office of the Comptroller of the Currency ("OCC"), as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

     Based on continued loan growth, the level of nonperforming loans and a relatively constant level of charge-offs, it is anticipated that the level of the allowance for credit losses will remain adequate through the remainder of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Balance Sheet as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the Statements of Operations. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements but does not believe it will have a material effect of the Company's financial position or results of operations.

CAPITAL ADEQUACY REQUIREMENTS

     At June 30, 2000 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the OCC. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of June 30, 2000 and December 31, 1999.

            REGULATORY CAPITAL INFORMATION
            OF THE COMPANY AND BANK


                                          WELL CAPITALIZED    JUNE 30,   DECEMBER 31,
                                             STANDARDS          2000         1999
                                         ------------------- ----------- -------------
            COMPANY:
            Tier 1 leverage                     N/A            9.08%        8.98%
            Tier 1 risk-based capital....       N/A           14.68%       16.21%
            Total risk-based  capital....       N/A           15.94%       17.47%

            BANK:
            Tier 1 leverage..............      5.00%           8.46%        8.32%
            Tier 1 risk-based capital....      6.00%          13.70%       15.03%
            Total risk-based capital.....     10.00%          14.96%       16.29%



LIQUIDITY

     The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the FHLB, and a portfolio of securities available-for-sale. Liquidity is also provided by maturing investment securities and loans. Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 78.7% of total funding in the second quarter of 2000, compared to 77.7% in the fourth quarter of 1999.

ASSET LIABILITY MANAGEMENT

     The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $17.8 million at June 30, 2000, an increase from an asset sensitive position of $12.7 million at December 31, 1999. This improvement resulted from the Company's continuing effort to minimize its exposure to changes in net interest income due to rapid movements in interest rates. During the last six months, the Company has increased its portfolio of loans that reprice within one year to $69.3 million at June 30, 2000 from $48.8 million at December 31, 1999, increased its available-for-sale investment securities portfolio that reprice within one year to $23.5 million at June 30, 2000 from $21.2 million at December 31, 1999, and decreased its interest bearing transaction deposit accounts that reprice within one year to $37.7 million at June 30, 2000 from $38.1 million at December 31, 1999. These changes were offset by an increase in other borrowings that reprice within one year to $39.3 million at June 30, 2000 from $23.7 million at December 31, 1999. The Company's asset sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest bearing demand, savings and money market deposit accounts historically have not changed proportionately with changes in interest rates.

RATE SENSITIVE ASSETS AND LIABILITIES


                                                                                 JUNE 30, 2000
                                                  -------------------------------------------------------------------
                                                                            MATURING OR REPRICING IN
                                                  -------------------------------------------------------------------
                                                    LESS       AFTER THREE    AFTER ONE
                                                    THAN         MONTHS         YEAR
                                                   THREE       BUT WITHIN    BUT WITHIN      AFTER
                                                   MONTHS       ONE YEAR      5 YEARS       5 YEARS         TOTAL
                                                  ---------     ---------     ---------     ---------     -----------
                                                                        (DOLLARS IN THOUSANDS)
Rate Sensitive Assets:
Federal funds sold and securities
   purchased under agreements to resell......     $   2,015     $       -     $       -     $       -     $     2,015
Securities available-for-sale, at amortized
   cost......................................        15,977         7,506        27,208        18,819          69,510
FRB and other stock, at cost.................             -             -             -         2,509           2,509
Loans receivable.............................        57,565        11,693        21,118         3,580          93,956
                                                  ---------     ---------     ---------     ---------     -----------
   Total rate sensitive assets...............        75,557        19,199        48,326        24,908         167,990


Rate Sensitive Liabilities:  (1)
Interest bearing deposits:
   Demand, money market and savings..........         4,656        10,476        16,180        12,809          44,121
   Time certificates of deposit..............        12,887         9,673         1,163           585          24,308
Other borrowings.............................        39,300             -         2,500             -          41,800
                                                  ---------     ---------     ---------     ---------     -----------
   Total rate sensitive liabilities..........        56,843        20,149        19,843        13,394         110,229
Interest rate sensitivity gap................        18,714          (950)       28,483        11,514          57,761
                                                  =========     =========     =========     =========
Cumulative interest rate sensitivity gap.....     $  18,714     $  17,764     $  46,247     $  57,761
                                                  =========     =========     =========     =========
Cumulative ratio of rate sensitive assets to
   rate sensitive liabilities................          133%          123%          148%          152%
                                                  =========     =========     =========     =========


(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE SENSITIVE ASSETS AND LIABILITIES


                                                                                 DECEMBER 31, 1999
                                                  -------------------------------------------------------------------
                                                                             MATURING OR REPRICING IN
                                                  -------------------------------------------------------------------
                                                   LESS        AFTER THREE    AFTER ONE
                                                   THAN          MONTHS         YEAR
                                                   THREE       BUT WITHIN    BUT WITHIN      AFTER
                                                   MONTHS       ONE YEAR      5 YEARS       5 YEARS         TOTAL
                                                  ---------     ---------    ----------     ---------     -----------
                                                                       (DOLLARS IN THOUSANDS)
Rate Sensitive Assets:
Federal funds sold and securities
   purchased under agreements to resell......     $   4,450     $      -     $       -      $      -      $     4,450
Securities available-for-sale, at amortized
   cost......................................        15,991        5,214        30,283        20,476           71,964
FRB and other stock, at cost.................             -            -             -         1,746            1,746
Loans receivable.............................        40,617        8,197        13,018        12,011           73,843
                                                  ---------     ---------    ----------     ---------     -----------
   Total rate sensitive assets...............        61,058       13,411        43,300        34,233          152,003


Rate Sensitive Liabilities:  (1)
Interest bearing deposits:
   Demand, money market and
      savings................................         4,111        9,250        13,406        10,357          37,124
   Time certificates of deposit..............        11,299       13,425         1,309             -          26,033
Other borrowings.............................        23,700            -         2,500             -          26,200
                                                  ---------     ---------     ---------     ---------     -----------
   Total rate sensitive liabilities                  39,110       22,675        17,215        10,357          89,357
Interest rate sensitivity gap ...............        21,948       (9,264)       26,085        23,876          62,646
                                                  ===================================================================
Cumulative interest rate sensitivity gap.....     $  21,948     $ 12,684      $ 38,770      $ 62,646
                                                  =========     =========     =========     =========
Cumulative ratio of rate sensitive assets to
   rate sensitive liabilities................           156%         121%          149%          170%
                                                  =========     =========     =========     =========


(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
         The distribution of other time deposits is based on scheduled maturities.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

WE FACE RISK FROM CHANGES IN INTEREST RATES.

     The success of our business depends, to a large extent, on our net interest income. Changes in market interest rates can affect our net interest income by affecting the spread between our interest earning assets and interest bearing liabilities. This may be due to the different maturities of our interest earning assets and interest bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

     - Our ability to originate loans;
     - The ability of our borrowers to make payments on their loans;
     - The value of our interest earning assets and our ability to realize gains from the sale of these assets;
     - The average life of our interest earning assets;
     - Our ability to generate deposits instead of other available funding alternatives; and
     - Our ability to access the wholesale funding market.

     Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

WE FACE RISK FROM POSSIBLE DECLINES IN THE QUALITY OF OUR ASSETS.

     Our financial condition depends significantly on the quality of our assets. While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of our nonperforming assets rises, our results of operations and financial condition will be affected. Our borrower's ability to pay their loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services.

OUR ALLOWANCES FOR CREDIT LOSSES MAY BE INADEQUATE.

     We establish allowances for credit losses against each segment of our loan portfolio. At June 30, 2000, our allowance for credit losses equaled 2.7% of loans receivable and 341.3% of nonperforming loans. Although we believed that we had established adequate allowances for credit losses as of June 30, 2000, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

ECONOMIC CONDITIONS MAY WORSEN.

     Our business is strongly influenced by economic conditions in our market area (principally, the Greater Los Angeles metropolitan area) as well as regional and national economic conditions and in our niche markets, including the entertainment industry in Southern California. During the past several years economic conditions in these areas have been favorable. Should the economic condition in these areas deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans. In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

BECAUSE A SIGNIFICANT AMOUNT OF THE LOANS WE MAKE ARE TO BORROWERS IN CALIFORNIA, OUR OPERATIONS COULD SUFFER AS A RESULT OF LOCAL RECESSION OR NATURAL DISASTERS IN CALIFORNIA.

     At June 30, 2000, approximately 49% of our loans outstanding were collateralized by properties located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

OUR BUSINESS IS VERY COMPETITIVE.

     There is intense competition in Southern California and elsewhere in the United States for banking customers. We experience competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions. We compete for loans and leases primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. Recently, certain out-of-state financial institutions have entered the California market, which has also increased competition. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans and deposits more aggressively to our small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can. We can provide no assurance that we will be able to compete effectively against our competition.

OUR BUSINESS IS HEAVILY REGULATED.

     Both National Mercantile Bancorp, as a bank holding company, and Mercantile National Bank, as a national bank, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors. Statutes and regulations affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change. We cannot assure you that future changes in applicable statutes and regulations or in their interpretation will not adversely affect our business.

OUT ABILITY TO USE OUR NET OPERATING LOSSES MAY BE LIMITED.

     During the past three years, although we have had taxable income, we have not paid any income taxes other than alternative minimum taxes because of our net operating loss carryforwards. As of December 31, 1999, we had net operating loss carryforwards of $20.3 million and $4.7 million for federal and state tax purposes, respectively. Our federal net operating loss carryforward is available through 2012 and begins to expire in 2007. Our state net operating loss carryforwards continue to expire but remain available in reducing amounts through 2002. Our ability to use these carryforwards in the future would be significantly limited if we experience an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. Future issuances of common stock and transfers of our capital stock could have that effect. If our use of these carryforwards is limited, we would be required to pay taxes on our taxable income to the extent our taxable income exceeded the limited amounts which could be offset, and our net income would be lower.

PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None.

ITEM 2.     CHANGES IN SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

          27      Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          On July 11, 2000, the Corporation filed a report on Form 8-K Re: second quarter result of operations, reporting Item 5. "Other Events".

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           NATIONAL MERCANTILE BANCORP
                                           -------------------------------------
                                           (Registrant)



DATE:    July 28, 2000                     /s/   SCOTT A. MONTGOMERY
         --------------------------        -------------------------------------
                                           SCOTT A. MONTGOMERY
                                           Chief Executive Officer

DATE:    July 28, 2000                     /s/   JOSEPH W. KILEY III
         --------------------------        -------------------------------------
                                           JOSEPH W. KILEY, III
                                           Chief Financial Officer