Form 10QSB
period 2000-09-30
NATIONAL MERCANTILE BANCORP
filed 2000-11-13
CIK 714801

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000 Commission File
                                 Number: 0-15982


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of October 31, 2000 was 1,542,324.

                      NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,
                                                                                         2000          DECEMBER 31,
                                                                                      (UNAUDITED)         1999
                                                                                     ---------------   -------------
                                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Cash and due from banks-demand .................................................       $   9,711        $   5,789
Federal funds sold and securities purchased
     under agreements to resell ................................................          12,550            4,450
                                                                                       ----------       ----------
        Cash and cash equivalents ..............................................          22,261           10,239
Securities available-for-sale, at fair value;
     aggregate amortized cost of $67,673 and $71,964
     at September 30, 2000 and December 31, 1999, respectively .................          66,062           69,489
FRB and other stock, at cost ...................................................           2,537            1,746
Loans receivable ...............................................................         101,188           73,843
     Allowance for credit losses................................................          (2,585)          (1,896)
                                                                                       ----------       ----------
        Net loans receivable ...................................................          98,603           71,947
Premises and equipment, net ....................................................             542              626
Other real estate owned, net ...................................................             -                382
Accrued interest receivable and other assets ...................................           1,800            1,724
                                                                                       ----------       ----------
        Total assets ...........................................................       $ 191,805        $ 156,153
                                                                                       ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest-bearing demand ................................................       $  56,922        $  53,827
     Interest-bearing demand ...................................................           6,925            8,669
     Money market ..............................................................          40,707           25,376
     Savings ...................................................................           1,066            3,079
     Time certificates of deposit:
        $100,000 or more .......................................................          25,082           19,488
        Under $100,000 .........................................................           6,375            6,545
                                                                                       ----------       ----------
           Total deposits ......................................................         137,077          116,984
Other borrowings ...............................................................          34,000           26,200
Accrued interest payable and other liabilities .................................           1,904            1,382
                                                                                       ----------       ----------
        Total liabilities ......................................................         172,981          144,566

Shareholders' equity:
     Preferred stock: (10,000 shares undesignated)
        Series A non-cumulative convertible perpetual preferred stock;
        authorized 990,000 shares; issued and outstanding 770,423 shares and
        900,000 shares at September 30, 2000 and December 31, 1999,
        respectively ...........................................................           6,292            7,350

     Common stock, no par value; authorized 10,000,000
        shares; issued and outstanding 1,541,324 shares and 677,195 shares
        at September 30, 2000 and December 31, 1999, respectively ..............          29,876           24,614
     Accumulated deficit .......................................................         (15,733)         (17,902)
     Accumulated other comprehensive income ....................................          (1,611)          (2,475)
                                                                                       ----------       ----------
        Total shareholders' equity .............................................          18,824           11,587
                                                                                       ----------       ----------
        Total liabilities and shareholders' equity .............................       $ 191,805        $ 156,153
                                                                                       ==========       ==========

See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     2000           1999           2000           1999
                                                                 ------------   ------------   ------------    -----------
                                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest income:
 Loans, including fees ....................................       $  2,468       $  1,465       $  6,317        $  4,180
 Securities available-for-sale ............................          1,195          1,104          3,628           3,216
 Federal funds sold and securities purchased under
   agreements to resell ...................................            225            136            399             282
                                                                 ------------   -----------    -----------      ----------
    Total interest income .................................          3,888          2,705         10,344           7,678
Interest expense:
 Interest-bearing demand ..................................             29             23             85              67
 Money market and savings .................................            321            237            852             578
 Time certificate of deposits:
   $100,000 or more .......................................            289            320            778             715
   Under $100,000 .........................................            107            137            275             483
                                                                 ------------   -----------    -----------      ----------
    Total interest expense on deposits ....................            746            717          1,990           1,843
 Federal funds purchased and securities sold under
   agreements to repurchase ...............................             61             22             62              35
 Other borrowings .........................................            655            236          1,520             742
                                                                 ------------   -----------    -----------      ----------
    Total interest expense ................................          1,462            975          3,572           2,620
                                                                 ------------   -----------    -----------      ----------
    Net interest income before provision for credit
      losses ..............................................          2,426          1,730          6,772           5,058
Provision for credit losses ...............................            -              -             (576)            -
                                                                 ------------   -----------    -----------      ----------
 Net interest income after provision for credit losses ....          2,426          1,730          7,348           5,058
Other operating income:
 Net gain (loss) on sale of securities available-for-sale..            -              -               18              (1)
 International services ...................................             29             46             86              72
 Investment division ......................................             23             15             65              43
 Deposit-related and other customer services ..............            147            136            447             391
 Gain on sale of other real estate owned ..................            -              -               69             -
                                                                 ------------   -----------    -----------      ----------
    Total other operating income ..........................            199            197            685             505
Other operating expenses:
 Salaries and related benefits ............................            974            786          2,832           2,406
 Net occupancy ............................................            239            257            738             745
 Furniture and equipment ..................................             86             51            255             160
 Printing and communications ..............................             66             79            211             198
 Insurance and regulatory assessments .....................             76             74            217             223
 Customer services ........................................            210            148            621             514
 Computer data processing .................................            112             81            304             234
 Legal services ...........................................             53             33            137              47
 Other professional services ..............................             90             76            295             223
 Other real estate owned expenses .........................            -                5              3              45
 Promotion and other expenses .............................             68             49            206             147
                                                                 ------------   -----------    -----------      ----------
    Total other operating expenses ........................          1,974          1,639          5,819           4,942
                                                                 ------------   -----------    -----------      ----------
 Net income before provision for income taxes .............            651            288          2,214             621
Provision for income taxes ................................             19              8             45              20
                                                                 ------------   -----------    -----------      ----------
 Net income ...............................................       $    632       $    280       $  2,169        $    601
                                                                 ============   ===========    ===========      ==========
 Earnings per share:
   Basic ..................................................       $   0.64       $   0.41       $   2.41        $   0.89
                                                                 ============   ===========    ===========      ==========
   Diluted ................................................       $   0.24       $   0.11       $   0.85        $   0.24
                                                                 ============   ===========    ===========      ==========

    See accompanying notes to consolidated financial statements.

                   NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE-MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                   2000             1999
                                                                               -----------     -----------
                                                                                  (DOLLARS IN THOUSANDS)
Net cash flow from operating activities:
 Net income .............................................................       $  2,169        $    601
 Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ..........................................            146             144
 Gain on sale of other real estate owned ................................            (69)            -
 Provision for credit losses ............................................           (576)            -
 Provision for loss on other real estate owned ..........................            -                35
 Net (gain) loss on sale of securities
 available-for-sale .....................................................            (18)              1
 Net (accretion) amortization of (discount) premiums on securities ......            (22)             63
 Net accretion of discounts on loans purchased ..........................            (27)            (25)
 Increase in accrued interest receivable and other assets ...............            (85)            (87)
 Increase in accrued interest payable and other liabilities .............            522             429
                                                                                ----------     ----------
    Net cash provided by operating activities ...........................          2,040           1,161
Cash flows from investing activities:
 Purchase of securities available-for-sale ..............................         (2,703)        (11,040)
 Proceeds from sales of securities available-for-sale ...................          1,891           1,016
 Proceeds from repayments and maturities of securities
  available-for-sale ....................................................          4,352          10,909
 Loan originations and principal collections, net .......................        (26,288)        (12,778)
 Proceeds from sale of other real estate owned ..........................            486             -
 Proceeds from sale of other assets-SBA guaranteed loans ................            209             -
 Net purchases of premises and equipment ................................            (62)            (69)
                                                                                ----------     ----------
    Net cash used in investing activities ...............................        (22,115)        (11,962)
Cash flows from financing activities:
 Net increase in demand deposits, money market and savings accounts .....         14,669           5,460
 Net increase in time certificates of deposit ...........................          5,424           7,245
 Net increase in securities sold under agreements to repurchase
  and federal funds purchased ...........................................            -             1,021
 Net increase in other borrowings .......................................          7,800             200
 Net proceeds from issuance of common stock .............................          4,190             -
 Net proceeds from exercise of stock options ............................             14               1
                                                                                -----------     ----------
    Net cash provided by financing activities ...........................         32,097          13,927
                                                                                -----------     ----------
Net increase in cash and cash equivalents ...............................         12,022           3,126
Cash and cash equivalents, January 1 ....................................         10,239          12,205
                                                                                -----------     ----------
Cash and cash equivalents, September 30 .................................       $ 22,261        $ 15,331
                                                                                ===========     ==========

Supplemental cash flow information:

 Cash paid for interest .................................................       $  3,578        $  2,756
 Decrease in unrealized loss on securities
  available-for-sale ....................................................       $    864        $  1,725
 Transfer to OREO from loans receivable, net ............................       $     35        $    -
 Cash paid for income taxes .............................................       $     10        $     22

     See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

     The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the "Company") and its wholly owned subsidiary, Mercantile National Bank (the "Bank"). The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows for such interim periods. The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for any subsequent period or for the year ending December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 ("1999 Form 10-KSB").

NOTE 2--EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings per share for the three months ended September 30, 2000 and 1999 was 989,823 and 677,195, respectively, and 898,573 and 677,117, respectively, for the nine months ended September 30, 2000 and 1999. The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended September 30, 2000 and 1999 was 2,656,737 and 2,478,897, respectively, and 2,556,196 and 2,477,753, respectively, for the nine months ended September 30, 2000 and 1999.

     The following table is a reconciliation of net income and shares used in the computation of earnings per basic and diluted common share:

                                                                                           PER SHARE
                                                           NET INCOME       SHARES           AMOUNT
                                                        --------------    -----------     -----------
                                                        (IN THOUSANDS)
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
           Basic EPS ...............................       $     632       989,823         $   0.64
                                                                                          ===========
           Effect of dilutive securities:
              Options and  warrants ................                         126,068
              Convertible preferred stock ..........                       1,540,846
                                                         ------------     -----------
           Diluted EPS .............................       $     632       2,656,737       $   0.24
                                                         ============     ===========     ===========
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
           Basic EPS ...............................       $     280         677,195       $   0.41
                                                                                          ===========
           Effect of dilutive securities:
              Options and warrants .................                           1,702
              Convertible preferred  stock .........                       1,800,000
                                                         ------------     -----------
           Diluted EPS .............................       $     280       2,478,897       $   0.11
                                                         ============     ===========     ===========
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
           Basic EPS ...............................       $   2,169         898,573       $   2.41
                                                                                          ===========
           Effect of dilutive securities:
              Options and warrants .................                         116,777
              Convertible preferred stock ..........                       1,540,846
                                                          -----------     -----------
           Diluted EPS .............................       $   2,169       2,556,196       $   0.85
                                                          ===========     ===========     ===========
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
           Basic EPS ...............................       $     601         677,117       $   0.89
                                                                                          ===========
           Effect of dilutive securities:
              Options and  warrants ................                             636
              Convertible preferred stock ..........                       1,800,000
                                                          -----------     -----------
           Diluted EPS .............................       $     601       2,477,753       $   0.24
                                                          ===========     ===========     ===========

NOTE 3--CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks - demand, federal funds sold and securities sold under agreements to resell.

NOTE 4--INCOME TAXES

     No income tax provision was recorded during the three and nine months ended September 30, 2000 and 1999 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

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

RESULTS OF OPERATIONS

     The Company recorded net income of $632,000, or $0.24 diluted earnings per share, during the third quarter of 2000, compared to net income of $280,000, or $0.11 diluted earnings per share, during the third quarter of 1999. Net income per basic share was $0.64 and $0.41 during the third quarter of 2000 and 1999, respectively. The improvement in earnings during the third quarter of 2000 compared to 1999 resulted primarily from an increase of $696,000 or 40.2% in net interest income, partially offset by an increase of $335,000 or 20.4% in other operating expense.

     Net income during the first nine months of 2000 was $2.2 million, or $0.85 diluted earnings per share, compared to net income of $601,000, or $0.24 diluted earnings per share, during the first nine months of 1999. Net income per basic share was $2.41 and $0.89 during the first nine months of 2000 and 1999, respectively. The core components accounting for this improvement between the first nine months of 2000 compared to the first nine months of 1999 were: (i) increases of $1.7 million or 33.9% in net interest income and $180,000 or 35.6% in other operating income, partially offset by a $877,000 or 17.7% increase in other operating expense; and (ii) a $576,000 negative provision for credit losses.

     Return on average assets during the third quarter and first nine months of 2000 was 1.33% and 1.67%, respectively, compared to 0.74% and 0.56% during the third quarter and first nine months of 1999, respectively. Return on average equity during the third quarter and first nine months of 2000 was 17.49% and 22.92%, respectively, compared to 9.44% and 6.31% during the third quarter and first nine months of 1999, respectively.

NET INTEREST INCOME

     The increase in net interest income during the three and nine months ended September 30, 2000 compared to the corresponding periods during 1999 resulted primarily from an increase in net average interest earning assets (the difference between average interest earning assets and average interest bearing liabilities) of $15.1 million and $12.4 million, respectively. This increase in net average interest earning assets during the three and nine months ended September 30, 2000 compared to corresponding periods during 1999 was attributable primarily to an increase in average loans receivable of 50.8% and 44.9%, respectively. This growth in average loans receivable during the three and nine months ended September 30, 2000 was funded by an increase in average deposits of 9.7% and 15.6%, respectively, and an increase in average borrowed funds

(represented collectively by federal funds purchased, securities sold under agreements to repurchase and other borrowings) of 122.4% and 61.8%, respectively. The growth in both average loans receivable and average deposits was a result of the Company's effort toward expanding and building new customer relationships within existing market niches of business and entertainment banking, and to a lesser extent within the newly formed target niches of healthcare and community based nonprofit organizations.

     Average loans receivable increased 50.8% to $97.0 million during the quarter ended September 30, 2000 compared to $64.3 million during the quarter ended September 30, 1999. The weighted average yield on loans receivable during the quarter ended September 30, 2000 increased to 10.13% compared to 9.04% during the quarter ended September 30, 1999, reflecting increasing market interest rates offset by competitive pressure from other commercial banks.

      Average securities increased 1.8% to $71.3 million during the quarter ended September 30, 2000 compared to $70.0 million during the quarter ended September 30, 1999. The weighted average yield on securities increased to 6.67% during the third quarter of 2000 compared to 6.26% during the third quarter of 1999, primarily due to increased market interest rates which affected the Company's portfolio of variable rate securities.

     Average interest bearing liabilities increased 23.2% to $116.5 million during the quarter ended September 30, 2000 compared to $94.5 million during the quarter ended September 30, 1999 primarily due to increased average borrowed funds. Average interest bearing deposits decreased 2.6% to $73.1 million during the quarter ended September 30, 2000 from $75.1 million during the quarter ended September 30, 1999, primarily due to decreased average certificates of deposit offset by increased average money market and saving deposits. Average borrowed funds during the third quarter of 2000 increased 122.4% to $43.3 million from $19.5 million during the same period in 1999 resulting from the need to fund the increase in average interest earning assets.

     The weighted average cost of interest bearing liabilities increased to 4.99% during the third quarter of 2000 from 4.09% during the same period of 1999 as the weighted average cost of deposits and other borrowings both increased. The weighted average cost of borrowed funds increased to 6.56% during the third quarter of 2000 from 5.36% during the same period in 1999 caused by increased market interest rates. The weighted average cost of interest bearing deposits increased to 4.06% during the third quarter of 2000 from 3.79% during the same period of 1999, primarily due to increased market rates and competitive pressure. However, the increase was less than market rates because of a shift towards a greater percentage of lower cost money market and savings accounts than time certificates of deposits.

      Average total deposits increased 9.7% to $129.5 million during the third quarter of 2000 compared to $118.0 million during the third quarter of 1999 due primarily to a $13.4 million or 31.3% increase in average noninterest bearing demand deposits and a $5.2 million or 16.0% increase in average money market and savings deposits, partially offset by a $7.9 million or 21.9% decrease in average certificates of deposit.

PROVISION FOR CREDIT LOSSES

     The Company did not record a provision for credit losses during the three months ended September 30, 2000 or 1999, nor during the nine months ended September 30, 1999. The Company realized a net recovery of $1.3 million related to a previously charged off loan during the second quarter of 2000. The entire recovery was accounted for as an increase to the allowance for credit losses. Based on the resulting level of the allowance for credit losses after giving effect for this recovery, management recognized $576,000 as a negative provision for credit losses during the nine months ended September 30, 3000. Management determined that an increase in the allowance for credit losses was warranted due to: (i) an increasing portion of the Bank's loan portfolio currently represented by larger loans (loans with balances greater than $1.0 million) as compared to prior periods; and (ii) the recent growth in loans receivable, in general.

OTHER OPERATING INCOME

     Other operating income, excluding gains and losses on the sale of securities and assets, totaled $199,000 during the third quarter of 2000, an increase of 1.0% from $197,000 during the third quarter of 1999. During the nine months ended September 30, 2000, other operating income, excluding gains and losses on the sale of securities and assets, totaled $598,000, an increase of 18.2% from $506,000 during the comparable period of 1999. Service charges on deposit accounts accounted for the majority of this improvement by increasing $56,000 or 14.3% during the nine months ended September 30, 2000, compared to corresponding period in 1999. This increase is reflective of the growth of average "transaction type" deposit accounts (demand, money market and savings) during the first nine months of 2000 compared to the same period of 1999.

     The Company did not record a net gain or loss on sale of securities and other real estate owned during nine months ended September 30, 2000 or 1999. The Company realized a net gain of $18,000 on the sale of securities during the first nine months of 2000, compared to a net loss of $1,000 during the corresponding period in 1999. Additionally, the Company realized a net gain of $69,000 on sale of other real estate owned during first nine months of 2000 compared to zero during the corresponding period of 1999.

OTHER OPERATING EXPENSES

     Other operating expenses increased 20.4% to $2.0 million during the third quarter of 2000 compared to $1.6 million during the third quarter of 1999. This increase was primarily due to increases in salaries and related benefits of $188,000, customer services of $62,000, furniture and equipment of $35,000, computer data processing of $31,000 and legal services of $20,000. The increase in salaries and related benefits was due to Company's expansion of banking services, staff and related costs in order to service new market niches of healthcare and community based nonprofit organizations.

     Other operating expenses increased 17.7% to $5.8 million during the nine months ended September 30, 2000 compared to $4.9 million during the same period of 1999. This increase resulted from increases of $426,000 in salaries and related benefits, $107,000 in customer services, $95,000 in furniture and equipment, $90,000 in legal services, $72,000 in other professional services and $70,000 in computer data processing. The increase in salaries and related benefits was due primarily to the cost associated with the Company's expansion of banking services mentioned above.

     The following table presents the components of net interest income for the quarters ended September 30, 2000 and 1999.

AVERAGE BALANCE SHEET AND
ANALYSIS OF NET INTEREST INCOME

                                                                                   THREE MONTHS ENDED
                                                         ------------------------------------------------------------------------
                                                                 SEPTEMBER 30, 2000                  SEPTEMBER 30, 1999
                                                         --------------------------------     -----------------------------------
                                                                                  WEIGHTED                             WEIGHTED
                                                                       INTEREST   AVERAGE                INTEREST      AVERAGE
                                                           AVERAGE     INCOME/     YIELD/    AVERAGE     INCOME/        YIELD/
                                                            AMOUNT     EXPENSE     RATE       AMOUNT     EXPENSE        RATE
                                                         -----------  ---------   --------  --------    ---------      --------
                                                               (DOLLARS IN THOUSANDS)            (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold and securities purchased under
 agreement to resell .................................   $  13,605    $     225     6.58%  $  10,503    $     136       5.14%
Securities available-for-resale ......................      71,275        1,195     6.67%     69,996        1,104       6.26%
Loans receivable (1)(2) ..............................      96,950        2,468    10.13%     64,271        1,465       9.04%
                                                         ----------   ----------            ---------   ----------
 Total interest earning assets .......................     181,830    $   3,888     8.51%    144,770    $   2,705       7.41%
                                                                      ----------                        ----------

Noninterest earning assets:
 Cash and due from banks - demand ....................       9,228                             6,634
 Other assets ........................................       2,582                             2,857
 Allowance for credit losses and net unrealized loss
  on securities available-for-sale ...................      (4,776)                           (3,903)
                                                         ----------                         ---------
 Total assets .........................................  $ 188,864                         $ 150,358
                                                         ==========                         =========

Liabilities and shareholders' equity:
Interest bearing deposits:
 Demand ..............................................   $   7,556    $      29     1.53%  $   6,798    $      23       1.34%
 Money market and savings ............................      37,521          321     3.40%     32,344          237       2.91%
 Time certificates of deposit:
   $100,000 or more ..................................      20,399          289     5.64%     25,899          320       4.90%
   Under $100,000 ....................................       7,665          107     5.55%     10,026          137       5.42%
                                                         ----------   ----------           ----------   ----------
 Total time certificates of deposit ..................      28,064          396     5.61%     35,925          457       5.05%
                                                         ----------   ----------           ----------   ----------
 Total interest bearing deposits .....................      73,141          746     4.06%     75,067          717       3.79%
Federal funds purchased and securities sold under
 agreement to repurchase .............................       3,596           61     6.75%      2,013           22       4.34%
Other borrowings .....................................      39,732          655     6.56%     17,467          236       5.36%
                                                         ----------   ----------           ----------   ----------
 Total interest bearing liabilities ..................     116,469    $   1,462     4.99%     94,547    $     975       4.09%
                                                                      ----------                        ----------

Noninterest bearing liabilities:
 Noninterest bearing demand deposits .................      56,320                            42,907
 Other liabilities ...................................       1,699                             1,134
Shareholders' equity .................................      14,376                            11,770
                                                         ----------                        ----------
Total liabilities and shareholders' equity ...........   $ 188,864                         $ 150,358
                                                         ==========                        ==========

Net interest income (spread) .........................                $   2,426     3.51%               $   1,730       3.32%
                                                                      =========                         ==========

Net yield on earning assets (2) ......................                              5.31%                               4.74%

------------
(1) Includes average balance of nonperforming loans of $715,000 and $900,000 for 2000 and 1999, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $56,000 and $14,000 for the three months ended September 30, 2000 and 1999, respectively.

        The following table presents the components of net interest income for the nine months ended September 30, 2000 and 1999.

        AVERAGE BALANCE SHEET AND
        ANALYSIS OF NET INTEREST INCOME

                                                                                         NINE MONTHS ENDED
                                                               --------------------------------------------------------------------
                                                                    SEPTEMBER 30, 2000                      SEPTEMBER 30, 1999
                                                               ----------------------------------   -------------------------------
                                                                                         WEIGHTED                         WEIGHTED
                                                                             INTEREST    AVERAGE               INTEREST   AVERAGE
                                                                  AVERAGE    INCOME/      YIELD/     AVERAGE    INCOME/     YIELD/
                                                                  AMOUNT     EXPENSE       RATE      AMOUNT     EXPENSE      RATE
                                                                ---------   -----------  --------- --------- ----------  --------
                                                                                     (DOLLARS IN THOUSANDS)
Assets:
Federal funds sold and securities purchased under
 agreement to resell .........................................   $  8,449   $     399      6.31%  $  7,600   $    282       4.96%
Securities available-for-resale ..............................     72,421       3,628      6.69%    69,569      3,216       6.18%
Loans receivable (1)(2) ......................................     85,942       6,317      9.82%    59,306      4,180       9.42%
                                                                ----------  ----------            --------   ---------
 Total interest earning assets ...............................    166,812   $  10,344      8.28%   136,475   $  7,678       7.52%
                                                                            ----------                       ---------
Noninterest earning assects:
 Cash and due from banks - demand ............................      9,233                            6,939
 Other assets ................................................      2,624                            2,817
 Allowance for credit losses and net unrealized loss on
   securities available-for-sale .............................    ( 5,026)                          (2,720)
                                                                ----------                        ---------
 Total assets ................................................   $173,643                         $143,511
                                                                ==========                        =========

Liabilities and shareholders' equity:
Interest bearing deposits:
 Demand ......................................................   $  8,140   $      85      1.39%  $  6,776   $     67       1.32%
 Money market and savings ....................................     35,721         852      3.19%    27,648        578       2.80%
 Time certificates of deposit:
   $100,000 or more ..........................................     19,374         778      5.36%    18,749        715       5.10%
   Under $100,000 ............................................      6,976         275      5.27%    11,767        483       5.49%
                                                                ----------  ----------            --------   ---------
 Total time certificates of deposit ..........................     26,350       1,053      5.34%    30,516      1,198       5.25%
                                                                ----------  ----------            --------   ---------
 Total interest bearing deposits .............................     70,211       1,990      3.79%    64,940      1,843       3.79%

Federal funds purchased and securities sold under agreements
 to repurchased ..............................................      1,223          62      6.77%     1,076         35       4.35%
Other borrowings .............................................     32,015       1,520      6.34%    19,468        742       5.10%
                                                                ----------  ----------            --------   ---------
 Total interest bearing liabilities ..........................    103,449   $   3,572      4.61%    85,484   $  2,620       4.10%
                                                                            ----------                       ---------

Noninterest bearing liabilities:
 Noninterest bearing demand deposits .........................     56,046                           44,253
 Other liabilities ...........................................      1,506                            1,041
Shareholders' equity .........................................     12,642                           12,733
                                                                ----------                        ---------
Total liabilities and shareholders' equity ...................   $173,643                         $143,511
                                                                ==========                        =========

Net interest income (spread) .................................              $  6,772       3.67%             $  5,058       3.42%
                                                                            =========                        =========

 Net yield on earning assets (2) .............................                             5.42%                            4.96%

--------------
(1) Includes average balance of nonperforming loans of $715,000 and $1.1 million for 2000 and 1999, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $115,000 and $116,000 for the nine months ended September 30, 2000 and 1999, respectively.

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

     INCREASE (DECREASE) IN INTEREST INCOME/EXPENSE DUE TO CHANGE IN AVERAGE VOLUME AND AVERAGE RATE

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2000 VS 1999
                                                                           ------------------------------------------
                                                                                                              NET
                                                                           INCREASE (DECREASE) DUE TO(1)    INCREASE
                                                                           -----------------------------    (DECREASE)
                                                                              VOLUME         RATE
                                                                              ----------   ----------      ----------
     Interest Income:
     Federal funds sold and securities purchased under agreements to
     resell ........................................................          $    34        $    83        $   117
     Securities available-for-sale .................................              174            238            412
     Loans receivable (2) ..........................................            1,949            188          2,137
                                                                              ----------   ----------      ----------
        Total interest earning assets ..............................          $ 2,157        $   509        $ 2,666
                                                                              ----------   ----------      ----------

     Interest Expense:
     Interest bearing deposits:
        Demand .....................................................          $    14        $     4        $    18
        Money market and savings ...................................              187             87            274
        Time certificates of deposit:
           $100,000 or more ........................................               24             39             63
           Under $100,000 ..........................................             (189)           (19)          (208)
                                                                              ----------   ----------      ----------
        Total time certificates of deposit .........................             (165)            20           (145)
                                                                              ----------   ----------      ----------
        Total interest bearing deposits ............................               36            111            147
     Federal funds purchased and securities sold under agreements to
     repurchase ....................................................                5             22             27
     Other borrowings ..............................................              563            215            778
                                                                              ----------   ----------      ----------
           Total interest bearing liabilities ......................          $   604        $   348        $   952
                                                                              ----------   ----------      ----------

        Net interest income ........................................          $ 1,553        $   161        $ 1,714
                                                                              ==========   ==========      ==========


----------------
(1) The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
(2) Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

         The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:

ESTIMATED FAIR VALUES OF AND UNREALIZED
GAINS AND LOSSES ON INVESTMENT SECURITIES

                                                 SEPTEMBER 30, 2000                           DECEMBER 31, 1999
                                      ----------------------------------------------------------------------------------------
                                        TOTAL      GROSS      GROSS    ESTIMATED    TOTAL      GROSS       GROSS    ESTIMATED
                                      AMORTIZED  UNREALIZED UNREALIZED  FAIR      AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                        COST       GAINS       LOSS     VALUE       COST       GAINS       LOSS       VALUE
                                      ---------  ---------- ---------- --------- ---------- ----------- ----------- ----------
                                                 (DOLLARS IN THOUSANDS)                      (DOLLARS IN THOUSANDS)
U.S. Treasury securities ...........   $ 2,010    $ -       $     8    $ 2,002    $ 2,015    $  -       $    13     $ 2,002
GNMA-issued/guaranteed  mortgage
   pass through certificates .......     5,392      -            32      5,360      7,646        15         126       7,535
Other U.S. government and federal
   agency securities ...............     1,948       15         -        1,963      1,937         3         -         1,940
FHLMC/FNMA-issued mortgage
   pass through certificates .......    15,782       25         250     15,557     15,185       -           448      14,737
CMO's and REMIC's issued by U.S.
   government-sponsored  agencies ..    37,539      -         1,261     36,278     40,174       -         1,827      38,347
Privately issued Corporate bonds,
   CMO's and REMIC's securities ....     5,002      -           100      4,902      5,007       -            79       4,928
FRB and other equity stocks ........     2,537      -           -        2,537      1,746       -           -         1,746
                                      ---------  ---------- ---------- --------- ---------- ----------- ----------  ---------
                                      $ 70,210    $  40     $ 1,651    $68,599    $73,710    $   18     $ 2,493     $71,235
                                      =========  ========== ========== ========= ========== =========== ==========  =========


         The $3.5 million decrease in total amortized cost of investment securities to $70.2 million at September 30, 2000 from $73.7 million at December 31, 1999 was due primarily to paydowns on principal amortizing securities, partially offset by the purchase of additional Federal Home Loan Bank ("FHLB") stock to support the growth of other borrowings from FHLB. The Company had net unrealized losses of $1.6 million and $2.5 million at September 30, 2000 and December 31, 1999, respectively, on its investment securities portfolio primarily due to rising market interest rates since the purchase of these investment securities.

         As of September 30, 2000 the Company held $2.0 million, representing aggregate amortized cost and estimated fair value, of an investment security issued by Structured Asset Mortgage Investments, Inc. This represented the only security from any issuer other than by the U.S. government and U.S. government agencies and corporations in which the aggregate book value exceeded 10% of the Company's shareholders' equity.

LOAN PORTFOLIO

     The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

     LOAN PORTFOLIO COMPOSITION

                                                    SEPTEMBER 30,                  DECEMBER 31,
                                                        2000                           1999
                                          -----------------------------     ----------------------------
                                             AMOUNT           PERCENT         AMOUNT            PERCENT
                                          -------------     -----------     -----------        ---------
                                                               (DOLLARS IN THOUSANDS)
Commercial loans:
   Secured by one to four family
    residential properties ..........     $   4,006                4%        $   4,405               6%
   Secured by multifamily
    residential properties ..........         5,006                5             5,355               7
   Secured by commercial real
    properties ......................        37,630               37            28,233              38
   Other - secured and
    unsecured .......................        49,755               49            33,221              45
Real estate construction and land
   development ......................         1,079                1                 6              -
Home equity lines of credit .........           242               -                367               1
Consumer installment and
   unsecured loans to individuals ...         3,753                4             2,496               3
                                          ----------- -    ------------     -----------        ---------
    Total loans outstanding .........       101,471              100%           74,083             100%
                                                           ============                        =========

Deferred net loan origination
   fees and purchased loan discount..          (283)            (240)
                                          ------------     -----------
Loans receivable ....................     $ 101,188        $  73,843
                                          ============     ===========


         Total loans outstanding increased by $27.4 million to $101.5 million at September 30, 2000 compared to $74.1 million at December 31, 1999. As indicated in the table above, commercial loans secured by commercial real estate properties increased $9.4 million and other commercial loans secured and unsecured increased $16.5 million. These changes are consistent with the Company's effort to emphasize the growth of commercial loans generated by business banking and entertainment divisions complemented, to a lesser extent, by the creation of two additional departments during the early part of 2000 which focus on healthcare and community based nonprofit organizations.

         The following comparative period-end table sets forth certain information concerning nonperforming assets.

     NONPERFORMING ASSETS

                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                    2000          1999
                                                                                -------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
      Nonaccrual loans ..................................................       $   683        $  932
      Troubled debt restructurings ......................................            -             -
      Loans contractually past due ninety or more days with
       respect to either principal or interest and still accruing
       interest .........................................................            -             -
                                                                                ---------      --------
      Nonperforming loans ...............................................           683           932
      Other real estate owned ...........................................            -            382
      Other assets - SBA guaranteed loan ................................            -            150
                                                                                ---------      --------
      Total nonperforming assets ........................................       $   683        $1,464
                                                                                =========      ========

      Allowance for credit losses as a percent of nonaccrual loans ......         378.5%        203.4%
      Allowance for credit losses as a percent of
       nonperforming loans ..............................................         378.5%        203.4%
      Total nonperforming assets as a percent of loans receivable .......           0.7%          2.0%
      Total nonperforming assets as a percent of total
        shareholders' equity ............................................           3.6%         12.6%


     Nonaccrual loans decreased by $249,000 or 26.7% during the first nine months of 2000 to $683,000 compared to $932,000 at December 31, 1999. During the first nine months of 2000 the Company made a reclassification of $235,000 from nonaccrual loans to other real estate owned and other assets-SBA guaranteed loans, but subsequently sold the related assets during the second quarter of 2000.

 Other real estate owned ("OREO") and other assets-SBA guaranteed loans decreased to zero at September 30, 2000 compared to $382,000 and $150,000, respectively, at December 31, 1999. As a result of the disposition of these assets the Company realized a gain of $69,000 during the first nine months of 2000.

     As a result of these changes, the amount of nonperforming assets at September 30, 2000 decreased 53.3% from the level at December 31, 1999.

     Loan delinquencies greater than 30 days past due increased to $347,000 or 0.3% of loans outstanding at September 30, 2000 from $184,000 or 0.2% of loans outstanding at December 31, 1999.

ALLOWANCE FOR CREDIT LOSSES

     Provisions for credit losses charged to operations reflect management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in combination with an outside firm, periodically performs a risk and credit analysis, the results of which are reported to the Board of Directors.

     Loans charged off during the third quarter and first nine months of 2000 were $7,000 and $114,000, respectively, compared to $11,000 and $211,000 during the third quarter and first nine months of 1999, respectively. Recoveries of loans previously charged off were $46,000 and $1.4 million during the third quarter and first nine months of 2000 compared to $117,000 and $229,000 during the third quarter and first nine months of 1999, respectively. The increase in recoveries during the first nine months of 2000 was the result of one large loan recovery of approximately $1.3 million.

     The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.

        ANALYSIS OF CHANGES IN ALLOWANCE FOR CREDIT LOSSES

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------------------   ------------------------
                                                              2000          1999           2000          1999
                                                            --------     ---------      ----------     ----------
                                                                           (DOLLARS IN THOUSANDS)
Balance, beginning of period ........................       $ 2,546        $ 2,056        $ 1,896        $ 2,144
Loan charged off:
   Commercial loans:
    Secured by one to four family residential
    properties ......................................          -              -              -              -
    Secured by commercial real properties ...........          -              -              -             128
    Other - secured and unsecured ...................           7             -               7             42
   Consumer installment and unsecured loans to
     individuals ....................................          -              11            107             41
                                                          --------     ---------      ----------     ----------
   Total loan charge-offs ...........................           7             11            114            211

Recoveries of loans previously charged off:
   Commercial loans:
    Secured by one to four family residential
      properties ....................................          -              -              -              31
    Secured by commercial real properties ...........          -              87             -              96
    Other - secured and unsecured ...................          12             13          1,336             69
   Consumer installment and unsecured loans to
     individuals ....................................          34             17             43             33
                                                          --------     ---------      ----------     ----------
   Total recoveries of loans previously charged off            46            117          1,379            229
                                                          --------     ---------      ----------     ----------
   Net charge-offs (recoveries) .....................         (39)          (106)        (1,265)           (18)

   Provision for credit losses ......................          -              -            (576)            -
                                                          --------     ---------      ----------     ----------
   Balance, end of period ...........................     $ 2,585        $ 2,162       $  2,585        $ 2,162
                                                          ========     =========      ==========     ==========

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



RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." The Company is required to and will implement the provision of this new standard on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Balance Sheet as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the Statements of Operations. The Company does not believe that SFAS No. 133 will have a material effect of the Company's financial position or results of operations.

CAPITAL ADEQUACY REQUIREMENTS

     On September 15, 2000, the Company completed the sale of 602,081 shares of its common stock at $7.25 per share through a public offering and raised a net proceeds of approximately $4.2 million. The Company contributed $2.4 million of capital to the Bank on September 29, 2000.

        At September 30, 2000 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was "well capitalized" under the Prompt Corrective Action rules of the OCC. The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of September 30, 2000 and December 31, 1999.

             REGULATORY CAPITAL INFORMATION
             OF THE COMPANY AND BANK

                                                       WELL CAPITALIZED   SEPTEMBER 30,   DECEMBER 31,
                                                          STANDARDS          2000            1999
                                                       ----------------  --------------  -------------
             COMPANY:
             Tier 1 leverage ...............                 N/A             10.69%         8.98%
             Tier 1 risk-based capital......                 N/A             17.56%        16.21%
             Total risk-based capital.......                 N/A             18.82%        17.47%

             BANK:
             Tier 1 leverage ...............                 5.00%            9.20%         8.32%
             Tier 1 risk-based capital......                 6.00%           15.15%        15.03%
             Total risk-based capital.......                 10.00%          16.41%        16.29%


LIQUIDITY

The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the FHLB, and a portfolio of securities available-for-sale. Liquidity is also provided by maturing investment securities and loans. Average core deposits (excludes money desk and escrow deposits) and shareholders' equity comprised 70.6% of total funding in the third quarter of 2000, compared to 77.7% in the fourth quarter of 1999.

 ASSET LIABILITY MANAGEMENT

     The following table shows that the Company's cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $34.7 million at September 30, 2000, an increase from an asset sensitive position of $12.7 million at December 31, 1999. This improvement resulted from the Company's continuing effort to minimize its exposure to changes in net interest income due to rapid movements in interest rates. During the last nine months, the Company has increased its portfolio of loans that reprice within one year to $76.9 million at September 30, 2000 from $48.8 million at December 31, 1999 and its available-for-sale investment securities portfolio that reprice within one year to $24.3 million at September 30, 2000 from $21.2 million at December 31, 1999. These changes were offset by increases in interest bearing transaction deposit accounts that reprice within one year to $47.6 million at September 30, 2000 from $38.1 million at December 31, 1999 and in other borrowings that reprice within one year to $31.5 million at September 30, 2000 from $23.7 million at December 31, 1999. The Company's asset sensitive position during a period of slowly rising interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company's large base of interest bearing demand, savings and money market deposit accounts historically have not changed proportionately with changes in interest rates.

    RATE-SENSITIVE ASSETS AND LIABILITIES

                                                                                 SEPTEMBER 30, 2000
                                                    --------------------------------------------------------------------------
                                                                              MATURING OR REPRICING IN
                                                    --------------------------------------------------------------------------
                                                     LESS          AFTER THREE      AFTER ONE
                                                     THAN            MONTHS           YEAR
                                                    THREE          BUT WITHIN       BUT WITHIN          AFTER
                                                    MONTHS           ONE YEAR        5 YEARS           5 YEARS         TOTAL
                                                   -----------    -------------   -------------      ------------    ----------
                                                                        (DOLLARS IN THOUSANDS)
Rate-Sensitive Assets:
Federal funds sold and securities
 purchased under agreements to resell ......        $12,550                -                -         $     -         $12,550
Securities available-for-sale, at amortized
 cost ......................................         17,379            6,920           26,661          16,713          67,673
FRB and other stock, at cost ...............              -                -                -           2,537           2,537
Loans receivable ...........................         61,205           15,690           21,829           2,464         101,188
                                                   -----------    -------------   -------------      ------------    ----------
  Total rate-sensitive assets ..............         91,134           22,610           48,490          21,714         183,948


Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
  Demand, money market and
    savings ................................          5,488           12,348           16,511          14,351          48,698
  Time certificates of deposit .............         18,733           11,024            1,241             459          31,457
Other borrowings ...........................         31,500                -            2,500               -          34,000
                                                   -----------    -------------   -------------      ------------    ----------
  Total rate-sensitive liabilities .........         55,721           23,372           20,252          14,810         114,155
Interest rate-sensitivity gap ..............         35,413             (762)          28,238           6,904          69,793
                                                   ============================================================================
Cumulative interest rate-sensitivity gap ...        $35,413          $34,651          $62,889         $69,793
                                                   ===========    =============   =============      ============
Cumulative ratio of rate sensitive assets to
 rate-sensitive liabilities ................            164%             144%             163%            161%
                                                   ===========    =============   =============      ============

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

RATE SENSITIVE ASSETS AND LIABILITIES

                                                                             DECEMBER 31, 1999
                                                    -------------------------------------------------------------------------
                                                                           MATURING OR REPRICING IN
                                                    -------------------------------------------------------------------------
                                                     LESS          AFTER THREE     AFTER ONE
                                                     THAN            MONTHS          YEAR
                                                    THREE          BUT WITHIN      BUT WITHIN          AFTER
                                                    MONTHS          ONE YEAR        5 YEARS           5 YEARS         TOTAL
                                                   -----------    --------------  --------------    -----------      ---------
                                                                               (DOLLARS IN THOUSANDS)
Rate Sensitive Assets:
Federal funds sold and securities
 purchased under agreements to resell ......        $ 4,450          $   -            $  -            $  -            $ 4,450
Securities available-for-sale, at amortized
 cost ......................................         15,991            5,214           30,283          20,476          71,964
FRB and other stock, at cost ...............           -                -                -              1,746           1,746
Loans receivable ...........................         40,617            8,197           13,018          12,011          73,843
                                                   -----------    --------------  --------------    -----------      ---------
  Total rate sensitive assets ..............         61,058           13,411           43,300          34,233         152,003


Rate Sensitive Liabilities: (1)
Interest bearing deposits:
 Demand, money market and savings ..........          4,111            9,250           13,406          10,357          37,124
 Time certificates of deposit ..............         11,299           13,425            1,309            -             26,033
Other borrowings ...........................         23,700             -               2,500            -             26,200
                                                   -----------    --------------  --------------    -----------      ---------
  Total rate sensitive liabilities .........         39,110           22,675           17,215          10,357          89,357
Interest rate sensitivity gap ..............         21,948           (9,264)          26,085          23,876          62,646
                                                   ===========================================================================
Cumulative interest rate sensitivity gap....        $21,948          $12,684          $38,770         $62,646
Cumulative ratio of rate sensitive assets to
 rate sensitive liabilities ................            156%             121%             149%            170%
                                                   ===========   ==============   ==============    ==========


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

OUR ALLOWANCES FOR CREDIT LOSSES MAY BE INADEQUATE.

         We establish allowances for credit losses against each segment of our loan portfolio. At September 30, 2000, our allowance for credit losses equaled 2.6% of loans receivable and 378.5% of nonperforming loans. Although we believed that we had established adequate allowances for credit losses as of September 30, 2000, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

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

         At September 30, 2000, approximately 46% of our loans outstanding were collateralized by properties located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

OUR ABILITY TO USE OUR NET OPERATING LOSSES MAY BE LIMITED.

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

                     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.

          27      Financial Data Schedule

     (b) REPORTS ON FORM 8-K.

          On July 11, 2000, the Company filed a report on Form 8-K Re: second quarter result of operations.

          (Item 5. "Other Events")

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NATIONAL MERCANTILE BANCORP
                                         ---------------------------------------
                                         (Registrant)


DATE:    November 13, 2000               /s/   SCOTT A. MONTGOMERY
         -----------------------------   ---------------------------------------
                                         SCOTT A. MONTGOMERY
                                         Chief Executive Officer


DATE:    November 13, 2000               /s/   JOSEPH W. KILEY III
         -----------------------------   ---------------------------------------
                                         JOSEPH W. KILEY, III
                                         Chief Financial Officer