Form 10KSB
period 2000-12-31
NATIONAL MERCANTILE BANCORP
filed 2001-03-23
CIK 714801

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000 Commission File Number 0-15982

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
(Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. / /

   The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 7, 2001, was approximately $10.5 million.

   The number of shares of Common Stock, no par value, of the registrant outstanding as of March 7, 2001 was 1,590,515.

DOCUMENTS INCORPORATED BY REFERENCE:

   Certain portions of the Company's Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-KSB.

This Report Includes a Total of 62 Pages
Index to Exhibits on Page 60

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB
For the Fiscal Year Ended December 31, 2000

    Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act") and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. The Company's actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Factors Which May Affect Future Operating Results".

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

    The Company's present business strategy is to attract individual and small to mid-sized business borrowers in specific market niches located in its primary service area by offering a variety of loan products and a full range of banking services coupled with highly personalized service. The Company's lending products include revolving lines of credit, term loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates, including the ability to evaluate the revenue streams and other sources of repayment supporting the loan. Additionally, the Company provides a wide array of deposit and investment products that are also designed to meet specific customer needs. In order to provide the personalized service required by these customers, the Company uses a team approach to customer service combining an experienced relationship management officer with operations support personnel.

    During the past several years the market niches targeted by the Company have included principally the entertainment industry and professional services providers. In the beginning of 2000 the Company expanded its targeted market niches to include healthcare and community based nonprofit organizations. Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom the Company attracts by establishing relationships with business management firms) and others affiliated with the entertainment industry. Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders. Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.

    The Company received regulatory approval in December 2000 to open its first regional office in Encino, California which will expand its client focused niche banking services to the San Fernando Valley area of Los Angeles. The Encino regional office, which was opened in March 2001, will focus on providing banking services to those affiliated with the healtcare industry as well as expanding the Bank's existing client base associated with entertainment, professional service providers and community based nonprofit organizations.

    In order to grow and expand its array of products and services, the Company may from time to time acquire other financial service-related companies including "in-market' acquisitions with banks of similar size and market presence. The Company has no current arrangements, understandings or agreements regarding any such acquisition. No assurance can be made that the Company will identify a company which can be acquired on terms and conditions acceptable to the Company or that the Company could obtain the necessary regulatory approvals for such acquisition.

Competition

    The banking business is highly competitive. The Company's primary service area is dominated by a relatively small number of major banks which have many offices operating over a wide geographical area. The Company competes for loans and deposits primarily with other commercial banks, savings and loan associations, credit unions, and thrift and loan companies, as well as with nondepository institutions, including mortgage companies, commercial finance lenders and providers of money market mutual funds. Nondepository institutions can be expected to increase the extent to which they act as financial intermediaries. Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system. Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode. In addition, many of the major commercial banks operating in the Company's primary service area offer services, such as trust services, which are not offered directly by the Company and, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Company.

    To compete with other financial institutions in its primary service area, the Bank relies principally upon personal contact by its officers, directors and employees and providing, through third parties, specialized services such as messenger, accounting and other related services. For clients whose loan demands exceed the Company's legal lending limit, the Company will arrange for such loans on a participation basis with other banks. The Company also assists clients requiring other services not offered by the Company in obtaining such services from other providers.

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

Supervision and Regulation

    Bank holding companies, banks and their nonbank affiliates are extensively regulated under both federal and state law. The following is not intended to be an exhaustive description of the statutes and regulations applicable to the Company's or the Bank's business. The description of statutory and regulatory provisions is qualified in its entirety by reference to the particular statutory or regulatory provisions.

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

    A bank holding company may become a "financial holding company" which may engage in a range of activities that are financial in nature, including insurance and securities underwriting, insurance sales, merchant banking, providing financial, investment, or economic advisory services, any activity that a bank holding company may engage in outside of the United States, and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to a financial activity, or complementary to a financial activity. The Federal Reserve Board is the primary regulator of financial holding companies.

    In order for a bank holding company to be treated as a financial holding company, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, and must have achieved a rating of satisfactory or better at the most recent Community Reinvestment Act examination of each such institution. In addition, a bank holding company must file with the Federal Reserve Board a declaration that the bank holding company elects to be a financial holding company to engage in activities or acquire and retain shares of a company that were not permissible for a bank holding company to engage in or acquire before the enactment of the Gramm-Leach-Bliley Act, and a certification that all of the depository institution subsidiaries of the bank holding company are well capitalized and well managed. The Board and management have determined that "financial holding company" status is not necessary at this time.

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

    The OCC regulations incorporate guidelines establishing standards for safety and soundness, including operational and managerial standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits, and prohibit compensation deemed excessive. If the OCC finds that a bank has failed to meet any applicable standard, it may require the institution to submit an acceptable plan to achieve compliance and, if the bank fails to comply, the OCC must, by order, require it to correct the deficiency.

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

    Under FDIC regulations, insured depository institution's are assigned to one of three capital groups for insurance premium purposes — "well capitalized," "adequately capitalized" and "undercapitalized" — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under "Capital Adequacy Requirements" below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.

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

Capital Adequacy Requirements

    Both the Federal Reserve Board and the OCC have adopted similar, but not identical, "risk-based" and "leverage" capital adequacy guidelines for bank holding companies and national banks, respectively. Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans). These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base. Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base. The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, a limited amount of perpetual preferred stock and minority interests in the equity. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance

    The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion. All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum. As of December 31, 2000, the Company had a Tier 1 leverage ratio of 10.73% and the Bank's Tier 1 leverage ratio was 9.31%.

    The OCC has adopted regulations establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions. The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table shows as of December 31, 2000 the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with the Company's and Bank's ratios which in all cases exceed the well capitalized minimums:

	Total risk-based capital ratio	Tier 1 risk-based capital ratio	Tier 1 leverage ratio
Actual:
National Mercantile Bancorp	18.26%	17.00%	10.73%
Mercantile National Bank	16.00%	14.74%	9.31%
Minimum:
Well capitalized (1)	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00	%(2)
Undercapitalized	6.00%	4.00%	3.00%

(1)
A bank may not be classified as well capitalized if it is subject to a specific agreement with OCC to meet and maintain a specific level of capital.
(2)
3% for institutions having a composite rating of "1" in the most recent OCC examination.

    If any one or more of a bank's ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized provided that if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized. A bank may be reclassified by the OCC to the next level below that determined by the criteria described above if the OCC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

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

Employees

    As of February 28, 2001, the Company had six officers but no employees and the Bank had 56 full-time equivalent employees (including three of whom were also officers of the Company). The Company and the Bank believe that the Bank's relations with its employees are good and it has not encountered a strike or material work stoppage.

ITEM 2. PROPERTIES

    The Bank leases approximately 24,000 square feet in an office building at 1840 Century Park East, Century City, California, the location of its principal banking office and administrative headquarters. The effective rent under this lease was $2.33 per square feet or $55,666 per month for the period November 1, 1995 to October 31, 2000. The effective rent for the period November 1, 2000 to October 31, 2004 is $2.83 per square foot or $67,607 per month. The rent is subject to annual adjustments for changes in property taxes and operating costs.

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

    The Bank also leases approximately 1,650 square foot facility in Encino, California for the primary purpose of providing branch banking operations in the San Fernando Valley.

ITEM 3. LEGAL PROCEEDINGS

    The Company is from time to time a party to lawsuits in the ordinary course of business. The Company does not believe that any lawsuit pending at December 31, 2000 will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    The Common Stock and Series A Noncumulative Convertible Perpetual Preferred Stock (the "Series A Preferred") of the Company are traded on the Nasdaq SmallCap Market, under the symbols MBLA and MBLAP, respectively. The following table shows the high and low trade prices of the Common Stock and Series A Preferred for each quarter of 1999 and 2000 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

	Common Stock		Series A Preferred
Quarter Ended:	High	Low	High	Low
March 31, 1999	$5.25	$4.00	$10.63	$8.75
June 30, 1999	5.25	3.75	10.25	7.38
September 30, 1999	5.25	4.50	10.00	9.00
December 31, 1999	5.00	3.75	9.88	8.00
March 31, 2000	8.88	4.38	16.00	8.50
June 30, 2000	8.00	5.50	16.25	12.50
September 30, 2000	8.31	6.00	15.88	13.00
December 31, 2000	7.61	6.25	14.75	13.00

    At March 7, 2001, the Company had 208 shareholders of record for its Common Stock and 20 shareholders of record for its Series A Preferred. The number of beneficial owners for the Common Stock and Series A Preferred is higher as many people hold their shares in "street" name. At March 7, 2001, approximately 83% and 19% of the Common Stock and Series A Preferred, respectively, were held in street name.

    The Company has not paid a cash dividend on the Common Stock since July 1990, and has never paid a cash dividend on the Series A Preferred. The Series A Preferred is entitled to a noncumulative cash dividend at a rate of 6.5% of its liquidation preference quarterly on the first day of January, April, July, and October of each year, commencing October 1, 2000, before any dividend may be declared upon or paid upon the Common Stock. As a California corporation, under the California General Corporation Law, generally the Company may not pay dividends in cash or property except (ii) out of positive retained earnings or (ii) if, after giving effect to the distribution, the Company's assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At December 31, 2000, the Company had an accumulated deficit of $15.0 million. Further, it is unlikely the Company's assets will ever be at least 1.25 times its liabilities. Accordingly, the Company must generate net income of in excess of $15.0 million before it can pay a dividend in cash or property.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company recorded net income of $2.9 million or $1.08 diluted earnings per share during 2000, compared with net income of $1.0 million or $0.41 diluted earnings per share during 1999. The improvement in net income principally resulted from an increase in net interest income of $2.4 million, brought about by the growth in average loans, and a $576,000 negative provision for credit losses. These operating results reflected a continuation of the trends since 1997, including increasing profitability, growth in total assets and the reduction of nonperforming and classified assets. The 2000 results were the consequence of management's continuing plan to restructure the balance sheet in order to increase operating revenues while containing the growth of operating expenses.

    The Company's total assets increased to $204.8 million at December 31, 2000 representing a $48.7 million or 31.2% increase from $156.2 million at December 31, 1999. This growth was funded by an increase of $17.6 million in deposits and an increase of $21.3 million in other borrowed funds. Substantially all asset growth was in the loan portfolio. Loans receivable increased 49.3% to $110.2 million at December 31, 2000 from $73.8 million at December 31, 1999. This $36.4 million increase was reflected by a growth in the commercial loans, primarily loans to entertainment and healthcare industry related clients. Securities available-for-sale decreased 7.3% to $64.4 million at December 31, 2000 compared to $69.5 million at December 31, 1999.

    The allowance for credit losses was $2.6 million or 2.4% of loans receivable at December 31, 2000 compared to $1.9 million or 2.6% of loans receivable at December 31, 1999. This increase in the allowance was primarily the result of a net loan recovery of $1.3 million related to a loan previously charged off, which in turn was partially offset by a $576,000 negative provision for credit losses, during 2000. Nonaccrual loans decreased to $683,000 or 0.6% of loans receivable at December 31, 2000, compared to $932,000 or 1.3% of loans receivable at December 31, 1999. The Company had no other real estate owned at December 31, 2000, a decrease of $382,000 from a year earlier.

Table 1
Operations Summary

	Year Ended December 31, 2000	Increase (Decrease)		Year Ended December 31, 1999
		Amount	%
	(Dollars in thousands)
Interest income	$14,460	$3,915	37.1%	$10,545
Interest expense	5,023	1,465	41.2%	3,558

Net interest income	9,437	2,450	35.1%	6,987
Provision for credit losses	(576)	(576)		—
Other operating income	868	170	24.4%	698
Other operating expense	7,870	1,246	18.8%	6,624

Income before income taxes	3,011	1,950	183.8%	1,061
Income taxes	67	20	42.6%	47

Net income	$2,944	$1,930	190.3%	$1,014

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

    Net interest income increased $2.4 million to $9.4 million during 2000 compared to $7.0 million during 1999. The components of net interest income continued to reflect increased interest income from loans, compared to 1999. Average interest earning assets increased during 2000 to $172.1 million compared to $139.5 million during 1999. This $32.6 million or 23.4% increase in average interest earning assets resulted primarily from a $29.1 million increase in average loans receivable. This increase was funded by an increase in average deposits of $17.6 million combined with a $13.1 million increase in average borrowed funds.

    The weighted average yield on interest earning assets was 8.40% during 2000, an increase of 84 basis points from the weighted average yield of 7.56% during 1999. This increase was a result of loans receivable which representing a higher proportion of average interest earning assets during 2000 compared to 1999, combined with an increase in short term interest rates during 2000. The weighted average rates paid on interest bearing liabilities increased during 2000, compared with 1999, averaging 4.71% in 2000 against 4.08% in 1999. This increase resulted from increased average volume of higher cost other borrowings combined with an increase in average volume and rates paid for money market deposits, during 2000. The increase in rates paid for other borrowings and money market deposits reflected the increase in short term interest rates during 2000. As a result, the net yield on interest earning assets increased 47 basis points to 5.48% during 2000, from 5.01% during 1999.

    Average loans receivable increased 47.1% to $90.9 million in 2000 from $61.8 million in 1999. This increase reflected the Company's emphasis on continued growth of the commercial loan portfolio, particularly loans to entertainment and healthcare industry related clients.

    Average total securities increased 2.3% to $71.7 million during 2000 from $70.1 million during 1999. The average yield on securities increased 45 basis points to 6.70% during 2000 compared to 6.25% during 1999 reflecting an increase in the average yield on the Company's portfolio of adjustable rate securities which were affected by the increase in short term rates during 2000.

    Average noninterest bearing deposits increased 24.8% to $56.8 million during 2000 compared to $45.5 million during 1999. In addition, average interest bearing deposits increased $6.3 million or 9.4% to $73.2 million during 2000 compared to $66.9 million during 1999. Average deposit increases resulted from increased marketing efforts particularly to entertainment, professional business providers and special deposits clients. These increases were offset by a planned switch from higher rate nonrelationship "money desk" deposits to lower cost relationship related deposits.

    Average borrowed funds, represented collectively by federal funds purchased, securities sold under agreements to repurchase and other borrowings, increased to $33.4 million during 2000 compared to $20.3 million during 1999. This increase was due to the need for funds to support loan orginations, which grew faster than the Company was able to prudently grow its deposits.

    Table 2
    Ratios to Average Assets

	2000		1999
Net interest income	5.26%		4.78%
Other operating income	0.48%		0.48%
Provision for credit losses	0.32%		0.00%
Other operating expense	(4.39%	)	(4.53%	)

Income before income taxes	1.68%		0.73%

Net income	1.64%		0.69%

  Interest Rate Spread and Net interest Margin

    The Company analyzes its earnings performance using, among other measures, the interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets. The Company's net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes and changes relative to amount of interest earning assets and interest bearing liabilities. Interest rates charged on the Company's loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond the Company's control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board. Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate. Table 4 presents the weighted average yield on each category of interest earning assets, the weighted average rate paid on each category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for 2000 and 1999. Yields on tax-exempt investment securities presented in Table 4 have not been adjusted to a fully taxable equivalent to recognize the income tax savings and to facilitate comparison of taxable and tax-exempt assets because the Company does not realize a substantial tax benefit due to the utilization of net operating loss carryforwards.

    The Company's net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest bearing demand deposits relative to total funding sources. Average noninterest bearing demand deposits totaled $56.8 million, representing 43.7% of average deposits, during 2000, compared to $45.5 million, representing 40.5% of average deposits, during 1999. Of these noninterest bearing demand deposits during 2000, $14.8 million or 26.1% of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $14.7 million or 32.2% of average noninterest bearing deposits during 1999. While these deposits are noninterest bearing, they are not cost free funds. Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by the Company to the extent that such depositors maintain certain average noninterest bearing deposits. Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers had been classified as interest expense, the Company's reported net interest income for 2000 and 1999, would have been reduced by $550,000 and $435,000, respectively. Similarly, this would create identical reductions in other operating expense. The net interest margin for 2000 and 1999, would have decreased 32 basis points and 31 basis points, respectively.

Table 3
Increase (Decrease) in Interest Income/Expense Due to Change in
Average Volume and Average Rate (1)

	2000 vs 1999			1999 vs 1998
	Increase (decrease) due to:			Increase (decrease) due to:
			Net Increase (Decrease)			Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$98	$129	$227	$(371)	$(26)	$(397)
Interest-bearing deposits with other financial institutions	—	—	—	(13)	—	(13)
Securities held-to-maturity	—	—	—	(134)	—	(134)
Securities available-for-sale	100	320	420	1,220	(56)	1,164
Loans receivable (2)	2,723	545	3,268	213	(369)	(156)

Total interest-earning assets	2,921	994	3,915	915	(451)	464

Interest Expense:
Interest-bearing deposits:
Demand	$15	$7	$22	$(7)	$3	$(4)
Money market	239	186	425	121	(85)	36
Savings	(4)	1	(3)	(45)	(1)	(46)
Time certificates of deposit:
$100,000 or more	58	49	107	322	(114)	208
Under $100,000	(222)	41	(181)	(478)	(46)	(524)

Total time certificates of deposit	(164)	90	(74)	(156)	(160)	(316)

Total interest-bearing deposits	86	284	370	(87)	(243)	(330)
Other borrowings	699	378	1,077	(64)	(21)	(85)
Federal funds purchased and securities sold under agreements to repurchase	(8)	26	18	549	(61)	488

Total interest-bearing liabilities	777	688	1,465	398	(325)	73

Net interest income	$2,144	$306	$2,450	$517	$(126)	$391

(1)
The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)
Table does not include interest income that would have been earned on nonaccrual loans.

Table 4
Average Balance Sheet and
Analysis of Net Interest Income

	2000			1999
	Average Amount	Interest Income/ Expense	Average Yield/ Rate	Average Amount	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$9,566	$612	6.40%	$7,623	$385	5.05%
Securities available-for-sale	71,662	4,799	6.70%	70,068	4,379	6.25%
Loans receivable (1) (2)	90,909	9,049	9.95%	61,799	5,781	9.35%

Total interest earning assets	172,137	14,460	8.40%	139,490	10,545	7.56%

Noninterest earning assets:
Cash and due from banks — demand	9,462			7,103
Other assets	2,571			2,811
Allowance for credit losses and net unrealized (loss) gain on sale of securities available-for-sale	(4,778)			(3,080)

Total assets	$179,392			$146,324

Liabilities and shareholders' equity:
Interest-bearing deposits:
Demand	$8,066	$113	1.40%	$6,918	$91	1.32%
Money market	36,312	1,230	3.39%	27,999	805	2.88%
Savings	1,348	28	2.08%	1,526	31	2.03%
Time certificates of deposit:
$100,000 or more	20,809	1,103	5.30%	19,664	996	5.07%
Under $100,000	6,647	399	6.00%	10,769	580	5.39%

Total time certificates of deposit	27,456	1,502	5.47%	30,433	1,576	5.18%

Total interest-bearing deposits	73,182	2,873	3.93%	66,876	2,503	3.74%
Other borrowings	32,424	2,082	6.42%	19,121	1,005	5.26%
Federal funds purchased and securities sold under agreements to repurchase	998	68	6.81%	1,194	50	4.19%

Total interest-bearing liabilities	106,604	5,023	4.71%	87,191	3,558	4.08%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	56,787			45,495
Other liabilities	1,630			1,094
Shareholders' equity	14,371			12,544

Total liabilities and shareholders' equity	$179,392			$146,324

Net interest income (spread)		$9,437	3.69%		$6,987	3.48%

Net yield on earning assets (2)			5.48%			5.01%

(1)
The average balance of nonperforming loans has been included in loans receivable.

(2)
Yields and amounts earned on loans receivable include loan fees of $222,000 and $145,000 for the years ended December 31, 2000 and 1999, respectively.

Provision for Credit Losses

    Provisions for credit losses charged to operations reflect management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio. This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the loan portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in combination with an outside firm, performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

    During 2000 the Company realized a net recovery of $1.3 million related to a previously charged off loan. The entire recovery was accounted for as an increase to the allowance for credit losses. Based on the resulting level of the allowance for credit losses after giving effect for this recovery, management recognized $576,000 as a negative provision for credit losses during 2000. Management determined that an increase in the allowance for credit losses was warranted due to: (i) an increasing portion of the loan portfolio being represented by larger loans (loans with balances greater than $1.0 million); and (ii) the recent growth in loans receivable. During 1999 the Company did not record a provision for credit losses. In 2000 net loan recoveries were $1.3 million compared to net charge offs of $248,000 in 1999.

    Based on continued loan growth, the level of nonperforming loans and a relatively constant level of charge offs, it is anticipated that the level of the allowance will remain adequate through the first half of 2001 without a provision for credit losses. However, credit quality will be influenced by underlying trends in the economic cycle, particularly Southern California, and other factors which are beyond management's control. Accordingly, no assurance can be given that the Company will not sustain loan losses that in any particular period are sizable in relation to the allowance for credit losses. Additionally, subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for credit losses through changes to the provision for credit losses.

Other Operating Income

    Other operating income was $868,000 and $698,000 in 2000 and 1999, respectively. A breakdown of other operating income by category is reflected below:

    Table 5
    Other Operating Income

	2000	1999
	(Dollars in thousands)
Other operating (losses) income:
Securities transactions:
Net gain (loss) on sale of securities available-for-sale	$18	$(1)
Fee income:
International services	110	87
Investment services	88	60
Deposit and other customer services	583	552
Other:
Gain on other real estate owned and fixed assets	69	—

Total other operating income	$868	$698

    During 2000 the Company recorded a net gain on the sale of securities available-for-sale of $18,000 compared to a net loss of $1,000 during 1999.

    Fee income related to international, investment and deposit related services increased 11.7% to $781,000 during 2000, compared to similar fee income of $699,000 in 1999. The increase in fee income related to international services was primarily attributable to entertainment industry clients, which continue to increase film and television production outside of the U.S. The increase in investment and deposit related services was primarily due to deposit growth of "transaction" and money market type accounts during 2000.

    Other income during 2000 included a $69,000 gain on the sale of other real estate owned. No such gain was realized during 1999.

Other Operating Expenses

    Other operating expense increased $1.3 million to $7.9 million in 2000, compared to $6.6 million during 1999. A breakdown of other operating expense by category is reflected below:

    Table 6
    Other Operating Expenses

	2000	1999
	(Dollars in thousands)
Other operating expenses:
Salaries and related benefits	$3,906	$3,229
Net occupancy	966	1,002
Furniture and equipment	323	217
Printing and communications	280	265
Insurance and regulatory assessments	296	297
Customer services	835	673
Computer data processing	416	311
Legal services	170	70
Other professional services	396	301
Other real estate owned expenses	3	45
Promotion and other expenses	279	214

Total other operating expenses	$7,870	$6,624

    The increase of 21.0% in salaries and related benefits was due to the Company's expansion of banking services including additional staffing for the new market niches of healthcare, community based nonprofit organizations and a new branch office. Furniture and equipment expenses increased 48.9% during 2000 to $323,000, compared to $217,000 during 1999 from costs associated with the Company's refurbishment project of existing facilities. Client service expenses increased 24.1% during 2000 to $835,000 from $673,000 during 1999, caused primarily by an increase in volume of special deposits combined with an increase in the overall crediting rate associated with special deposits brought about by the increase in short term market rates during 2000. Computer data processing expenses increased $105,000 during 2000 to $416,000 from $311,000 during 1999 as a result of the planned conversion to a new data service provider. This conversion is scheduled to be completed during the first half of 2001 and will enable the Company to provide an array of expanded services, including internet banking. Legal expenses increased 142.9% to $170,000 during 2000 from $70,000 during 1999 primarily due to the fact that in 1999 a significant portion of these expenses were recovered due to loan collections.

Income Taxes

    Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting basis of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all or some portion will not be realized. Deferred income tax (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense (benefit) for the year. At December 31, 2000, the Company's net deferred tax asset totaled $7.0 million, which was fully reserved.

    The Company's deferred tax asset consists primarily of federal and state net operating loss carryforwards ("NOL") that total $18.4 and $1.5 million, respectively. The federal NOL's expire beginning in 2009 and the California NOL's continue to expire through 2002.

    No income tax provision was recorded during 2000 and 1999 other than alternative minimum tax ("AMT") of $67,000 and $47,000, respectively, due to the utilization of previously unrecognized tax benefits to offset current period tax liability. At December 31, 2000, the Company has federal and state AMT credits of $278,000 and $17,000, respectively, which may be carried forward indefinitely.

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

Accumulated Other Comprehensive Income

    Changes in the unrealized loss on available-for-sale securities is the only component of other comprehensive income for the Company. At December 31, 2000 the unrealized loss on available-for-sale securities was $536,000 compared to an unrealized loss of $2.5 million at December 31, 1999.

    During 2000 the U.S. economy experienced an increase in short term interest rates while medium and long term interest rates declined. This created an overall "inverted" yield curve, where short term interest rates were higher than long term interest rates, for the majority of 2000. Accordingly, this decline in medium and long term interest rates, caused by overall market anticipation that the Federal Reserve Open Market Committee would reduce interest rates in the future, created an increase in the estimated fair value of the Company's portfolio of fixed rate available-for-sale securities of approximately $2.0 million at December 31, 2000 compared to December 31, 1999.

FINANCIAL CONDITION

Regulatory Capital

    At December 31, 2000, the Company's and Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, amounted to $21.2 million and $18.2 million, respectively. At December 31, 1999, the Company's and the Bank's Tier 1 capital amounted to $14.1 million and $12.9 million, respectively. In September 2000, the Company sold 602,081 shares of its common stock at $7.25 per share through a public offering and raised net proceeds of approximately $4.2 million. The Company contributed $2.4 million of these proceeds to the Bank, which enabled it to increase its legal lending limit and provide capital for continued growth. The following table sets forth the regulatory standards for well capitalized institutions and the capital ratios for the Company and the Bank as of December 31, 2000 and 1999.

    Table 7
    Regulatory Capital Information
    of the Company and Bank

		December 31,
	Well Capitalized Standards
		2000	1999
Company:
Tier 1 leverage	5.00%	10.73%	8.98%
Tier 1 risk-based capital	6.00%	17.00%	16.21%
Total risk-based capital	10.00%	18.26%	17.47%
Bank:
Tier 1 leverage	5.00%	9.31%	8.32%
Tier 1 risk-based capital	6.00%	14.74%	15.03%
Total risk-based capital	10.00%	16.00%	16.29%

Liquidity Management

    The objective of liquidity management is the ability to maintain cash flow adequate to fund the Company's operations and meet obligations and other commitments on a timely and cost effective basis. The Company manages to this objective through the selection of asset and liability maturity mixes. The Company's liquidity position is enhanced by its ability to raise additional funds as needed through available borrowings or accessing the wholesale deposit market.

    The Company's deposit base provides the majority of the Company's funding requirements. This relatively stable and low-cost source of funds has, along with shareholders' equity, provided 80.5% and 85.4% of funding for average total assets during 2000 and 1999, respectively. This reduction of 4.9% was directly attributable to the increased volume of loans receivable, which outpaced the growth in deposits, and required an increase in borrowed funds.

    A significant portion of remaining funding of average total assets is provided by other borrowings, specifically FHLB advances, which averaged $32.4 million during 2000 compared to $19.1 million during 1999.

    Liquidity is also provided by assets such as federal funds sold and securities purchased under resale agreements which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $9.6 million during 2000, as compared to $7.6 million during 1999. This increase resulted primarily from the growth in the Company's average deposits and borrowed funds during 2000.

    Liquidity is also provided by the portfolio of available-for-sale securities, which averaged $71.7 million during 2000. In addition, the unpledged portion of investment securities at December 31, 2000 totaled $8.0 million and would be available as collateral for borrowings. Maturing loans also provide liquidity, of which $39.5 million of the Bank's loans are scheduled to mature in 2001.

    At December 31, 2000, the balance of cash and cash equivalents was $27.6 million, an increase of $17.4 million from the end of the prior year.

    Net cash provided by operating activities totaled $2.9 million in 2000 compared to $1.4 million in 1999. The primary source of funds is net income from operations adjusted for: provision for loan losses and depreciation and amortization. Net cash used in investing activities totaled $28.7 million in 2000 compared to $19.3 million in 1999. The increase in usage resulted from a higher net increase in loans receivable. Net cash provided by financing activities amounted to $43.1 million in 2000 compared to $15.9 million in 1999. The increase in 2000 resulted primarily from an increase in borrowed funds and deposits and the issuance of common stock.

Asset Liability Management

    Based on the Company's business, market risk is primarily limited to interest rate risk which is the impact that changes in interest rates would have on future earnings. Interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities, is managed by the Interest Rate Risk Management Committee ("IRRMC"). The principal objective of IRRMC is to maximize net interest income within acceptable levels of risk established by policy. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. Net interest income, the primary source of earnings, is affected by interest rate movements. Changes in interest rates have lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

    An asset sensitive gap means an excess of interest sensitive assets over interest sensitive liabilities, whereas a liability sensitive gap means an excess of interest sensitive liabilities over interest sensitive assets. In a changing rate environment, a mismatched gap position generally indicates that changes in the income from interest earning assets will not be completely proportionate to changes in the cost of interest bearing liabilities, resulting in net interest income volatility. This risk can be reduced by various strategies, including the administration of liability costs and the reinvestment of asset maturities.

    Table 8 compares the Company's interest rate gap position as of December 31, 2000 and 1999. The gap report shows the Company's cumulative one year interest rate asset sensitivity gap of $40.2 million at December 31, 2000, an increase from an asset sensitivity gap of $12.7 million at December 31, 1999. The Company has increased its loan receivable portfolio that reprice within one year to $82.8 million at December 31, 2000 compared to $48.8 million at December 31, 1999 and its federal funds sold and securities purchased under agreements to resell that reprice within one year to $19.7 million at December 31, 2000 compared to $4.4 million at December 31, 1999. This change was offset by an increase in borrowings, which reprice within one year to $45.0 million at December 31, 2000 compared to $23.7 million at December 31, 1999 along with an increase in time certificates of deposits which reprice within one year to $30.9 million at December 31, 2000 compared to $24.7 million at December 31, 1999.

    Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, interest rate sensitivities are also monitored through the use of simulation modeling techniques which apply alternative interest rate scenarios to periodic forecasts of future business activity and estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest environments.

    Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flow and maturities of all financial instruments, anticipated future business activity, deposit sensitivity and changes in market conditions. These assumptions are inherently uncertain and, as a result, these models cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management's strategies.

    Based on the results of the interest simulation model as of December 31, 2000, the Company would expect an increase of approximately 3.3% in net interest income and a decrease of approximately 4.0% in net interest income if interest rates increase or decrease by 100 basis points, respectively, from current rates in an immediate and parallel shock over a twelve-month period.

    At December 31, 2000 and 1999, the Company's distribution of rate sensitive assets and liabilities was as follows:

Table 8
Rate-Sensitive Assets and Liabilities

	December 31, 2000
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$19,700	$—	$—	$—	$19,700
Securities available-for-sale, at amortized cost	18,014	10,227	24,728	11,984	64,953
FRB and other stock, at cost	—	—	—	2,733	2,733
Loans receivable	68,667	14,149	23,871	3,561	110,248

Total rate-sensitive assets	106,381	24,376	48,599	18,278	197,634
Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	4,512	10,152	15,457	12,378	42,499
Time certificates of deposit	21,150	9,782	753	428	32,113
Other borrowings	45,000	—	2,500	—	47,500

Total rate-sensitive liabilities	70,662	19,934	18,710	12,806	122,112
Interest rate-sensitivity gap	35,719	4,441	29,889	5,472	75,522

Cumulative interest rate-sensitivity gap	$35,719	$40,160	$70,049	$75,522

Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	151%	144%	164%	162%

(1)
Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
The distribution of other time deposits is based on scheduled maturities.

Table 8 (continued)
Rate-Sensitive Assets and Liabilities

	December 31, 1999
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$4,450	$—	$—	$—	$4,450
Securities available-for-sale, at amortized cost	15,991	5,214	30,283	20,476	71,964
FRB and other stock, at cost	—	—	—	1,746	1,746
Loans receivable	40,617	8,197	13,018	12,011	73,843

Total rate-sensitive assets	61,058	13,411	43,300	34,233	152,003
Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	4,111	9,250	13,406	10,357	37,124
Time certificates of deposit	11,299	13,425	1,309	—	26,033
Other borrowings	23,700	—	2,500	—	26,200

Total rate-sensitive liabilities	39,110	22,675	17,215	10,357	89,357
Interest rate-sensitivity gap	21,948	(9,264)	26,085	23,876	62,646

Cumulative interest rate-sensitivity gap	$21,948	$12,684	$38,770	$62,646

Cumulative ratio of rate-sensitive assets to rate-sensitive liabilities	156%	121%	149%	170%

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

    The Company generally classifies its investment securities as available-for-sale except for investment securities which the Company has the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities. There were no held-to-maturity securities at December 31, 2000 and 1999.

    Table 9 provides certain information regarding the Company's investment securities

Table 9
Estimated Fair Values of and Unrealized
Gains and Losses on Investment Securities

	December 31, 2000				December 31, 1999
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities	$2,008	$9	$—	$2,017	$2,015	$—	$13	$2,002
GNMA-issued/guaranteed mortgage pass through certificates	5,288	118	—	5,406	7,646	15	126	7,535
Other U.S. government and federal agency securities	1,952	42	—	1,994	1,937	3	—	1,940
FHLMC/FNMA-issued mortgage pass through certificates	15,172	86	36	15,222	15,185	—	448	14,737
CMO's and REMIC's issued by U.S. government-sponsored agencies	36,532	1	669	35,864	40,174	—	1,827	38,347
Privately issued Corporate bonds, CMO's and REMIC's securities	4,001	—	87	3,914	5,007	—	79	4,928
FRB and other equity stocks	2,733	—	—	2,733	1,746	—	—	1,746

	$67,686	$256	$792	$67,150	$73,710	$18	$2,493	$71,235

    At December 31, 2000, the Company held no more securities from any issuer other than by the U.S. government and U.S. government agencies and corporations in which the aggregate book value exceeded 10% of the Company's shareholders' equity.

    The Company's present strategy is to stagger the maturities of its investment securities to meet overall liquidity requirements of the Company. The average duration of total securities at December 31, 2000 was 2.75 years compared with 2.57 years at December 31, 1999. Table 10 sets forth information concerning the maturity of and weighted average yield of the Company's investment securities at December 31, 2000.

Table 10
Maturities of and Weighted Average Yields on
Investment Securities

			After one but within five years		After five but within ten years
	Within one year						After ten years
										Weighted Average Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury Securities	$—	—	$2,017	5.90%	$—	—	$—	—	$2,017	5.90%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	5,406	7.41%	5,406	7.41%
Other U.S. government and federal agencies	—	—	1,994	7.14%	—	—	—	—	1,994	7.14%
FHLMC/FNMA-issued mortgage pass-through certificates	35	6.86%	1,290	6.67%	—	—	13,897	6.69%	15,222	6.69%
CMO's and REMIC's issued by U.S. government-sponsored agencies	—	—	—	—	—	—	35,864	6.72%	35,864	6.72%
Privately issued Corporate bonds, CMO's and REMIC's securities	—	—	—	—	—	—	3,914	6.78%	3,914	6.78%
FRB and other equity stocks	—	—	—	—	—	—	2,733	6.50%	2,733	6.50%

	$35	6.86%	$5,301	6.55%	$—	—	$61,814	6.77%	$67,150	6.75%

Amortized Cost	$35		$5,246		$—		$62,405		$67,686

    Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Lending Activities

    The Company's present lending strategy is to attract individual and small to mid-sized business borrowers in specific market niches located in Century City and San Fernando Valley area of Los Angeles, by offering a variety of loan products and a full range of banking services coupled with highly personalized service. Loan products include revolving lines of credit, term loans and consumer and home equity loans, along with array of deposits and investment accounts and often contain terms and conditions tailored to meet the specific demands of market niche in which the borrower operates, including the ability to evaluate the revenue streams and other sources of repayment supporting the loan. In order to provide the personalized service required by these customers, the Company uses a team approach to customer service combining an experienced relationship management officer with operations support personnel.

    During the past several years the market niches targeted by the Company have included the entertainment industry and professional services providers. In the beginning of 2000 the Company expanded its targeted market niches to include healthcare and community based nonprofit organizations. Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom the Company attracts by establishing relationships with business management firms), and others affiliated with the entertainment industry. Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders. Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.

Loan Portfolio

    The following table sets forth the composition of the Company's loan portfolio at the dates indicated:

Table 11
Loan Portfolio Composition

	December 31,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$6,578	6%	$4,405	6%	$5,005	9%	$6,545	11%	$6,233	10%
Secured by multifamily residential properties	3,765	3	5,355	7	3,111	5	2,494	4	2,879	5
Secured by commercial real properties	40,540	37	28,233	38	20,839	36	22,324	36	26,629	42
Other—secured and unsecured	53,433	48	33,221	45	24,337	43	21,264	35	16,508	26
Real estate construction and land development	1,890	2	6	0	—	—	3,148	5	3,441	6
Home equity lines of credit	644	1	367	1	271	0	252	0	581	1
Consumer installment and unsecured loans to individuals	3,729	3	2,496	3	3,707	7	5,508	9	6,545	10

Total loans outstanding	110,579	100%	74,083	100%	57,270	100%	61,535	100%	62,816	100%

Deferred net loan origination fees and purchased loan discount	(331)		(240)		(298)		(283)		(269)

Loans receivable, net	$110,248		$73,843		$56,972		$61,252		$62,547

    Most of the Company's commercial loans are generally within $100,000 to $2.2 million and its consumer and home equity loans generally are less than $100,000. The Company may not make any loan, with certain limited exceptions, in excess of its loan to one borrower limit under applicable regulations ($3.6 million at December 31, 2000). If a borrower requests a loan in excess of that amount the Company may originate the loan with the participation of one or more other lenders.

    Commercial Loans.  The Company offers adjustable and fixed rate secured and unsecured commercial loans for working capital, the purchase of assets and other business purposes. The Company underwrites these loans primarily on the basis that borrower's cash flow and the ability to service the debt without reliance on the liquidation of the underlying collateral, where applicable.

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

    Real Estate Construction and Land Development Loans.  Real estate construction and land development loans are short-term secured loans made to finance the construction of commercial and single-family residential properties or for improvements to raw land. Over the past several years, the Company has deemphasized its focus on this type of lending to emphasize relationship oriented commercial loans. From time to time for existing relationships the Company will make construction loans, subject to normal underwriting criteria.

    Consumer Loans and Home Equity Lines of Credit.  The Company offers consumer loans and home equity lines of credit principally as an accommodation to individuals associated with the Company's business borrowers. Home equity lines of credit provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower's residence net of senior mortgages. Consumer loans are primarily adjustable rate open ended unsecured loans (such as credit card loans) but also include fixed rate term loans (generally under five years) to purchase personal property which are secured by that personal property. These loans (other than purchase money loans) generally provide for monthly payments of interest and a portion of the outstanding principal balance.

Loan Concentrations

    The Company provides banking services to the entertainment industry in Southern California. Table 12 below presents information about the Company's loans outstanding to entertainment related customers at December 31, 2000 and 1999.

Table 12
Industry Concentrations of Loans

	December 31,
	2000	1999
	(Dollars in thousands)
Entertainment industry-related loans (1):
Loans for single productions of motion picture and television feature films	$6,677	$2,001
Other loans to entertainment-related enterprises, such as television, music, film and talent agencies	18,970	13,632
Loans to individuals involved primarily in the entertainment industry	4,072	4,623
Loans to business management, legal and accounting firms, including their principals and employees, serving primarily the entertainment industry	205	262

Total entertainment industry-related loans	$29,924	$20,518

Percent of total loans outstanding	27.1%	27.7%

(1)
Included are loans secured by liens on residential and commercial real property amounting to $2.6 million at December 31, 2000 and $2.9 million at December 31, 1999.

    The concentration of loans to the entertainment related industry at December 31, 2000 increased to $29.9 million or 27.1% of the total portfolio compared to $20.5 million or 27.7% at December 31, 1999. The increase during 2000 was attributable to management plans to expand the entertainment division following the growth of production staff in this area, in response to the prominence of entertainment related companies in the Company's primary service area.

    The Company believes that the varying nature of customers represented within this group, as set forth in Table 12, indicates reasonable diversification, although significant increases occurred during 2000 with respect to loans to entertainment related enterprises, such as television, music, film and talent agencies. Single customer concentration risk is evident by the existence of ten borrowers with individual loan balances greater than $1.0 million, aggregating $17.3 million or 57.9% of entertainment industry loans at December 31, 2000. Management believes its underwriting standards, collateral and guarantees supporting such borrowings are sufficient to mitigate the risk of credit concentration. In addition, loans for the production of independently produced motion picture and television feature films presented in Table 12, are generally supported during production by performance bonds from highly-rated insurers and either distribution commitments from major studios or, in the case of smaller studios, standby letters of credit from large commercial banks.

Loan Rate Composition and Maturities

    Of the Company's total loans outstanding, 64.1% and 56.8% had adjustable rates at December 31, 2000 and 1999, respectively. Adjustable rate loans have interest rates tied to the prime rate and generally adjust with changes in the rate on a monthly or quarterly basis.

    Of the Company's total loans outstanding at December 31, 2000, 35.7% were due in one year or less, 40.8% were due in 1-5 years and 23.5% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the Company and the borrower. Because the Company is unable to estimate the extent to which its borrowers will renew their loans, Table 13 is based on contractual maturities.

Table 13
Loan Maturities

	December 31, 2000
	Interest rates are floating or adjustable	Interest rates are fixed or predetermined	Total
	(Dollars in thousands)
Aggregate maturities of total loans outstanding:
Commercial secured by real estate
In one year or less	$2,086	$565	$2,651
After one year but within five years	12,261	16,340	28,601
After five years	9,005	13,160	22,165
Commercial other secured and unsecured
In one year or less	27,180	6,600	33,780
After one year but within five years	14,099	1,902	16,001
After five years	3,652	—	3,652
Other			—
In one year or less	2,100	931	3,031
After one year but within five years	293	234	527
After five years	171	—	171

Total loans outstanding	$70,847	$39,732	$110,579

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

Nonperforming Assets

    Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings ("TDR's"), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status, and are accruing interest as described below. Other real estate owned consists of real properties securing loans of which the Company has taken title in partial or complete satisfaction of the loan. Information about nonperforming assets is presented in Table 14.

Table 14
Nonperforming Assets

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Nonaccrual loans	$683	$932	$1,505	$1,201	$928
Troubled debt restructurings	—	—	—	5,422	5,016
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	—	—	—	300

Nonperforming loans	683	932	1,505	6,623	6,244
Other real estate owned	—	382	593	777	556
Other assets-SBA guaranteed loan	—	150	—	—	—

Total nonperforming assets	$683	$1,464	$2,098	$7,400	$6,800

Allowance for credit losses as a percent of nonaccrual loans	380.2%	203.4%	142.5%	168.4%	319.9%
Allowance for credit losses as a percent of nonperforming loans	380.2%	203.4%	142.5%	30.5%	47.5%
Total nonperforming assets as a percent of loans receivable	0.6%	2.0%	3.7%	12.1%	10.9%
Total nonperforming assets as a percent of total shareholders' equity	3.3%	12.6%	15.8%	59.5%	140.4%

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

    Nonaccrual loans at December 31, 2000, decreased to $683,000 from $932,000 at December 31, 1999. Nonaccrual loans at December 31, 2000 were comprised primarily of Small Business Administration ("SBA") loans, including $584,000 which is guaranteed by the SBA. The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $83,000 and $131,000 for 2000 and 1999, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 5 and 9 basis points for 2000 and 1999, respectively.

    Troubled Debt Restructurings.  A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower's financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower's near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2000 and 1999, the Company had no TDR's.

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

    For this purpose, a loan is considered well secured if the collateral has a realizable value in excess of the amount of principal and accrued interest outstanding and/or is guaranteed by a financially capable party. A loan is considered to be in the process of collection if collection of the loan is proceeding in due course either through legal action or through other collection efforts which management reasonably expects to result in repayment of the loan or its restoration to a current status in the near future.

    There were no loans contractually past due 90 or more days and still accruing interest at December 31, 2000 and 1999.

    Other Real Estate Owned.  The Company carries OREO at the lesser of the Bank's recorded investment or the fair value less selling costs. The Company periodically revalues OREO properties and charges other expenses for any further write-downs. During 2000, the Company sold all of its outstanding OREO for a net gain of $69,000.

    Other Assets — SBA Guaranteed Loan.  During 2000, the Company was paid an amount approximating the carrying value by the SBA as full settlement.

Impaired Loans

    Due to the size and nature of the Bank's loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis. At December 31, 2000 and 1999, the Bank had classified $683,000 of its loans as impaired for which no related specific reserves was provided. The average recorded investment in, and the amount of interest income recognized on impaired loans during the year ended December 31, 2000, were $665,000 and $2,000, respectively.

    Foregone interest income attributable to nonperforming loans amounted to $83,000 in 2000 and $131,000 in 1999. This resulted in a reduction in yield on average loans receivable of 10 basis points and 22 basis points for the years ended December 31, 2000 and 1999, respectively.

Allowance for Credit Losses

    The Company has a process by which it reviews and manages the credit quality of the loan portfolio. This process includes a risk rating system, uniform underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as "criticized" by the Company's internal grading system, and an independent loan review process. The loan approval process is also tied to the risk rating system. The Classified Asset Committee ("CAC") meets on a quarterly basis to review, monitor, take corrective action upon all criticized assets, and review the adequacy of the allowance for credit losses. The CAC is currently chaired by the Bank's Chief Credit Officer, with the results of the CAC's meetings reviewed by the Officers and Directors' Loan Committee quarterly.

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

    The Board of Directors reviews the adequacy of the allowance for credit losses on a quarterly basis. Management utilizes its judgment to determine the provision for credit losses and establish the allowance for credit losses. Management believes, based on information known to management, that the allowance for credit losses at December 31, 2000 was adequate to absorb estimated losses in the existing loan portfolio. However, credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

    Table 15 presents, at December 31, 2000 and 1999, the composition of the Company's allocation of the allowance for credit losses to specific loan categories designated by management for this purpose. The Company's current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on management's risk assessment. This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends. In addition, the portion of the allowance for credit losses allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance for credit losses is applicable to the entire portfolio.

Table 15
Allocation of Allowance For Credit Losses

	December 31,
	2000	%(1)	1999	%(1)	1998	%(1)	1997	%(1)	1996	%(1)
	(Dollars in thousands)
Allocation of the Allowance for Credit Losses:
Commercial loans:
Secured by one to four family residential properties	$155	6%	$102	6%	$132	9%	$154	11%	$479	10%
Secured by multifamily residential properties	73	3	103	7	73	5	49	4	41	5
Secured by commercial real properties	842	37	659	38	590	36	512	36	590	42
Other—secured and unsecured	1,355	48	938	45	1,061	43	1,056	35	1,643	26
Real estate construction and land development	47	2	—	—	—	—	63	5	42	6
Home equity lines of credit	12	1	3	1	4	0	2	0	13	1
Consumer installment and unsecured loans to individuals(1)	113	3	91	3	284	7	187	9	161	10

Allowance allocable to loans receivable	$2,597	100%	$1,896	100%	$2,144	100%	$2,023	100%	$2,969	100%

(1)
Percentage of loans in each category to total loans.

    Table 16 presents an analysis of changes in the allowance for credit losses during the periods indicated:

Table 16
Analysis of Changes in Allowance for Credit Losses

	December 31,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Balance, beginning of period	$1,896	$2,144	$2,023	$2,969	$3,805
Loan charged off:
Real estate construction and land development	—	—	—	—	—
Commercial loans:
Secured by one to four family residential properties	—	—	4	310	9
Secured by multifamily residential properties	—	—	—	256	—
Secured by commercial real properties	—	128	31	56	—
Other—secured and unsecured	7	344	176	350	1,183
Home equity lines of credit	—	—	—	—	—
Consumer installment and unsecured loans to individuals	111	105	196	343	108

Total loan charge-offs	118	577	407	1,315	1,300
Recoveries of loans previously charged off:
Real estate construction and land development	—	—	—	—	—
Commercial loans:
Secured by one to four family residential properties	—	30	1	71	26
Secured by multifamily residential properties	—	—	10	—	—
Secured by commercial real properties	—	144	—	4	—
Other—secured and unsecured	1,350	100	216	202	398
Home equity lines of credit	—	—	—	—	—
Consumer installment and unsecured loans to individuals	45	55	301	92	40

Total recoveries of loans previously charged off	1,395	329	528	369	464

Net (recoveries) charge-offs	(1,277)	248	(121)	946	836
Provision for credit losses	(576)	—	—	—	—

Balance, end of period	$2,597	$1,896	$2,144	$2,023	$2,969

Net loan (recoveries) charge-offs as a percentage of allowance for credit losses	-49.17%	13.08%	-5.66%	46.76%	28.16%
Net loan (recoveries) charge-offs as a percentage of average gross loans outstanding during the period	-1.40%	0.40%	-0.20%	1.59%	1.19%
Recoveries of loans previously charged off as a percentage of loans charged off in the previous year	241.77%	80.84%	40.16%	28.38%	17.60%

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

    At December 31, 2000 and 1999, standby letters of credit amounted to $731,000 and $422,000, respectively, and there were no commercial letters of credit outstanding.

    Undisbursed commitments under revocable and irrevocable loan facilities amounted to $26.1 million and $14.7 million at December 31, 2000 and 1999, respectively. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

Deposits

    As indicated in Table 17, the Bank experienced a 15.7% increase in average total deposits during 2000 compared to 1999. This increase in deposits occurred primarily as a result of growth in noninterest bearing demand deposits of $11.1 million and growth in money market deposits of $8.3 million, offset by a planned decline in higher cost money desk deposits of $6.2 million.

Table 17
Deposit Composition
(Balances are averages)

	December 31,
	2000		1999
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits:
Real estate title and escrow company customers	$14,806	11%	$14,652	13%
Other noninterest-bearing demand	41,981	32	30,843	27
Interest-bearing demand	8,066	6	6,918	6
Money market	36,312	28	27,999	25
Savings	1,348	1	1,526	1
Time certificates of deposit:
Money Desk	5,867	5	12,072	11
Other:
$100,000 or more	17,023	13	14,123	13
Under $100,000	4,566	4	4,238	4

Total time certificates of deposit	27,456	22	30,433	28

Total Deposits	$129,969	100%	$112,371	100%

Table 18
Maturities of Time Certificates of Deposit
$100,000 or more

	December 31, 2000
	Money Desk	All Other	Total
	(Dollars in thousands)
Aggregate maturities of time certificates of deposit:
In three months or less	$2,033	$16,911	$18,944
After three months but within six months	300	3,261	3,561
After six months but within twelve months	—	3,160	3,160
After twelve months	100	100	200

Total time certificates of deposit $100,000 or more	$2,433	$23,432	$25,865

	December 31, 1999
	Money Desk	All Other	Total
	(Dollars in thousands)
Aggregate maturities of time certificates of deposit:
In three months or less	$—	$8,373	$8,373
After three months but within six months	2,574	2,992	5,566
After six months but within twelve months	2,674	2,875	5,549
After twelve months	—	—	—

Total time certificates of deposit $100,000 or more	$5,248	$14,240	$19,488

Borrowed Funds

    Borrowed funds and related weighted average rates are summarized below in Table 19.

Table 19
Borrowed Funds

	2000				1999
	Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$7,500	6.71%	$998	6.81%	$—	—	$1,194	4.19%
Other borrowings	40,000	6.59%	32,424	6.42%	26,200	5.79%	19,121	5.26%

    The maximum amount of securities sold with agreements to repurchase at any month end was $7.5 million, and $2.0 million during 2000 and 1999, respectively.

    The maximum amount of other borrowings at any month end was $40.0 million during 2000 and $26.2 million during 1999.

    At December 31, 2000, $45.0 million of borrowed funds were scheduled to mature during 2000, and $2.5 million were scheduled to mature during 2002.

Selected Financial Ratios

    The following Table 20 sets forth selected financial ratios:

    Table 20
    Selected Performance Ratios

	For the Year Ended December 31,
	2000	1999
Return on average assets	1.64%	0.69%
Return on average shareholders' equity	20.49%	8.08%
Average shareholders' equity to average assets	8.01%	8.57%

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133". SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statements of operations. The Company adopted SFAS Nos. 133 and 138 on January 1, 2001. The impact of the adoption did not have a material effect on the Company's financial position or result of operations.

    In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125". As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

We face risk from changes in interest rates.

    The success of our business depends, to a large extent, on our net interest income. Changes in market interest rates can affect our net interest income by affecting the spread between our interest-earning assets and interest-bearing liabilities. This may be due to the different maturities of our interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates. Changes in market interest rates also affect, among other things:

  •
  Our ability to originate loans;

  •
  The ability of our borrowers to make payments on their loans;

  •
  The value of our interest-earning assets and our ability to realize gains from the sale of these assets;

  •
  The average life of our interest-earning assets;

  •
  Our ability to generate deposits instead of other available funding alternatives; and

  •
  Our ability to access the wholesale funding market.

    Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control.

We face risk from possible declines in the quality of our assets.

    Our financial condition depends significantly on the quality of our assets. While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans. If the level of our non-performing assets rises, our results of operations and financial condition will be affected. A borrower's ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower's revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower's products and/or services.

Our allowances for credit losses may be inadequate.

    We establish allowances for credit losses against each segment of our loan portfolio. At December 31, 2000, our allowance for credit losses equaled 2.4% of loans receivable and 380.2% of nonperforming loans. Although we believed that we had established adequate allowances for credit losses as of December 31, 2000, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

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

    At December 31, 2000, approximately 47% of our loans outstanding were collateralized by properties located in California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

Our business is very competitive.

    There is intense competition in Southern California and elsewhere in the United States for banking customers. We experience competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions. We compete for loans and deposits primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions. In recent years out-of-state financial institutions have entered the California market, which has also increased competition. Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis. In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers. Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can. We can provide no assurance that we will be able to compete effectively against our competition.

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

    During the past three years, although we have had taxable income, we have not paid any income taxes other than alternative minimum taxes because of our net operating loss carryforwards. As of December 31, 2000, we had net operating loss carryforwards of $18.4 million and $1.5 million for federal and state tax purposes, respectively. Our federal net operating loss carryforward begins to expire in 2009. Our state net operating loss carryforwards continue to expire but remain available in reducing amounts through 2002. Our ability to use these carryforwards in the future would be significantly limited if we experience an "ownership change" within the meaning of Section 382 of the

Internal Revenue Code. If our use of these carryforwards is limited, we would be required to pay taxes on our taxable income to the extent our taxable income exceeded the limited amounts which could be offset, and our net income would be lower.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required by this Item are included herewith as a separate section of this Report, commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item will appear under the captions "Election of Directors," "Executive Officers," and "Compliance with Section 16(a) Beneficial Ownership Reporting" in the Company's proxy statement for the 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"), and such information shall be deemed to be incorporated herein by reference to that portion of the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

    The information required by this item will appear under the captions "Compensation of Executive Officers," "Compensation of Directors," "Summary Compensation Table," "Report on Executive Compensation for 2000", "2000 Option Exercises and Year-End Option Values," and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to those portions of the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will appear under the caption "Security Ownership of Principal Shareholders and Management" in the 2001 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will appear under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2001 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company's most recently completed fiscal year.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents have been filed as part of this report:

1.  Financial Statements

2.  Financial Statement Schedules

    None.

    (b) Reports on Form 8-K

    (c) Exhibits

      See Index to Exhibits on page E-1 of this Report on Form 10-KSB

    (d) See Item 14(a) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MERCANTILE BANCORP (Registrant)
By	/s/ SCOTT A. MONTGOMERY Scott A. Montgomery Chief Executive Officer

Date: March 23, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. GIPSON Robert E. Gipson	Chairman of the Board	March 23, 2001
/s/ ROBERT E. THOMSON Robert E. Thomson	Vice Chair	March 23, 2001
/s/ DONALD E. BENSON Donald E. Benson	Director	March 23, 2001
/s/ JOSEPH N. COHEN Joseph N. Cohen	Director	March 23, 2001
/s/ ALAN GRAHM Alan Grahm	Director	March 23, 2001
/s/ ANTOINETTE HUBENETTE, M.D. Antoinette Hubenette, M.D.	Director	March 23, 2001
/s/ SCOTT A. MONTGOMERY Scott A. Montgomery	Director, Chief Executive Officer, and Interim Principal Financial and Principal Accounting Officer	March 23, 2001
/s/ DION G. MORROW Dion G. Morrow	Director	March 23, 2001
/s/ CARL R. TERZIAN Carl R. Terzian	Director	March 23, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors
of National Mercantile Bancorp and Subsidiary:

    We have audited the accompanying consolidated balance sheet of National Mercantile Bancorp (a California corporation) and Subsidiary (collectively the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mercantile Bancorp and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
January 15, 2001

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2000
(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$7,897
Federal funds sold and securities purchased under agreements to resell	19,700

Cash and cash equivalents	27,597
Securities available-for-sale, at fair value; aggregate amortized cost of $64,953	64,417
FRB and other stock, at cost	2,733
Loans receivable	110,248
Allowance for credit losses	(2,597)

Net loans receivable	107,651
Premises and equipment, net	526
Accrued interest receivable and other assets	1,919

Total assets	$204,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$59,935
Interest-bearing demand	9,004
Money market	32,351
Savings	1,144
Time certificates of deposit:
$100,000 or more	25,865
Under $100,000	6,248

Total deposits	134,547
Federal funds purchased and securities sold under agreements to repurchase	7,500
Other borrowings	40,000
Accrued interest payable and other liabilities	2,093

Total liabilities	184,140
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: (10,000 shares undesignated)
Series A non-cumulative convertible perpetual preferred stock:
authorized 990,000 shares; outstanding 770,423 shares	6,292
Common stock, no par value: authorized 10,000,000 shares; outstanding 1,547,429 shares	29,905
Accumulated deficit	(14,958)
Accumulated other comprehensive loss	(536)

Total shareholders' equity	20,703

Total liabilities and shareholders' equity	$204,843

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2000	1999
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$9,049	$5,781
Securities available-for-sale	4,799	4,379
Federal funds sold and securities purchased under agreements to resell	612	385

Total interest income	14,460	10,545
Interest expense:
Interest-bearing demand	113	91
Money market and savings	1,258	836
Time certificates of deposit:
$100,000 or more	1,103	996
Under $100,000	399	580

Total interest expense on deposits	2,873	2,503
Federal funds purchased and securities sold under agreements to repurchase	68	50
Other borrowings	2,082	1,005

Total interest expense	5,023	3,558

Net interest income before provision for credit losses	9,437	6,987
Provision for credit losses	(576)	—

Net interest income after provision for credit losses	10,013	6,987
Other operating income:
Net gain (loss) on sale of securities available-for-sale	18	(1)
International services	110	87
Investment division	88	60
Deposit-related and other customer services	583	552
Gain on sale of other real estate owned	69	—

Total other operating income	868	698
Other operating expenses:
Salaries and related benefits	3,906	3,229
Net occupancy	966	1,002
Furniture and equipment	323	217
Printing and communications	280	265
Insurance and regulatory assessments	296	297
Client services	835	673
Computer data processing	416	311
Legal services	170	70
Other professional services	396	301
Other real estate owned expenses	3	45
Promotion and other expenses	279	214

Total other operating expenses	7,870	6,624

Net income before income tax provision	3,011	1,061
Income tax provision	67	47

Net income	$2,944	$1,014

Earnings per share:
Basic	$2.77	$1.50

Diluted	$1.08	$0.41

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock
					Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Total
	(Dollars in thousands except share data)
Balance at January 1, 1999	900,000	$7,350	677,048	$24,613	$(18,916)	$211	$13,258
Stock options exercised			147	1			1
Comprehensive loss:
Other comprehensive income:
Unrealized holding loss during the period						(2,687)	(2,687)
Add: Reclassification adjustment for losses included in net income						1	1
Net income					1,014		1,014

Comprehensive loss							(1,672)

Balance at December 31, 1999	900,000	7,350	677,195	24,614	(17,902)	(2,475)	11,587
Preferred stock converted into common stock on a 2:1 basis	(129,577)	(1,058)	259,154	1,058			—
Issuance of common stock			602,081	4,190			4,190
Stock options exercised			8,999	43			43
Comprehensive income:
Other comprehensive income:
Unrealized holding gain during the period						1,957	1,957
Less: Reclassification adjustment for gain included in net income						(18)	(18)
Net income					2,944		2,944

Comprehensive income							4,883

Balance at December 31, 2000	770,423	$6,292	1,547,429	$29,905	$(14,958)	$(536)	$20,703

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2000	1999
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$2,944	$1,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	191
Provision for credit losses	(576)	—
Gain on sale of other real estate owned	(69)	—
Provision for other real estate owned	—	35
Net (gain) loss on sale of securities available-for-sale	(18)	1
Net (accretion) amortization of (discount) premiums on securities	(28)	61
Net accretion of discounts on loans purchased	(36)	(34)
Increase in accrued interest receivable and other assets	(204)	(126)
Increase in accrued interest payable and other liabilities	711	289

Net cash provided by operating activities	2,921	1,431
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,899)	(15,967)
Proceeds from sales of securities available-for-sale	1,891	1,016
Proceeds from repayments and maturities of securities available-for-sale	7,078	12,817
Loan originations and principal collections, net	(35,327)	(17,085)
Proceeds from sale of other real estate owned	486	—
Proceeds from sale of other assets — SBA guaranteed loans	209	—
Purchases of premises and equipment	(97)	(91)

Net cash used in investing activities	(28,659)	(19,310)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	11,483	13,026
Net increase (decrease) in time certificates of deposit	6,080	(3,014)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	7,500	(1,000)
Net increase in other borrowings	13,800	6,900
Net proceeds from issuance of common stock	4,190	—
Net proceeds from exercise of stock options	43	1

Net cash provided by financing activities	43,096	15,913

Net increase (decrease) in cash and cash equivalents	17,358	(1,966)
Cash and cash equivalents, January 1	10,239	12,205

Cash and cash equivalents, December 31	$27,597	$10,239

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

    The accounting and reporting policies of National Mercantile Bancorp (the "Company") and of its wholly owned subsidiary Mercantile National Bank (the "Bank") conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during reported periods. Actual results could differ from those estimates.

    The Company, through the Bank, engages in commercial banking in the Los Angeles area serving niche markets represented by professional service providers, entertainment, healthcare and community based nonprofit borrowers, and associated individuals with commercial banking and personal banking needs.

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

  Securities

    Securities available-for-sale are carried at estimated fair value. Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income in a separate component of shareholders' equity until realized. Because the Company has net operating loss carryforwards, no tax expense (benefit) has been recorded from unrealized gains (losses). Premiums or discounts on available-for-sale securities are amortized or accreted into income using the effective interest method. Realized gains or losses on sales of available-for-sale securities are recorded using the specific identification method.

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

  Allowance for Credit Losses

    The provisions for credit losses charged to operations reflects management's judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of such other factors as the Company's loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly Southern California), as well as the results of the Company's ongoing examination process and its regulatory examinations.

    The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis, management engages an outside loan review firm to review the Company's loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes the Company's methodology for calculating the allowance for credit losses based on the Company's loss histories and policies. The Company uses a migration analysis as part of its allowance for credit losses evaluation which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Company's portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Company's marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

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

  Other Real Estate Owned

    Other Real Estate Owned ("OREO") is comprised of real estate acquired in satisfaction of loans. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are initially recorded at the lower of the loan balance or fair value at the date of transfer of the property, establishing a new cost basis. Subsequently, OREO is carried at the lower of cost or fair value less costs to sell. The fair value of the OREO property is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged against other operating expenses in the period in which they are identified. Expenses for holding costs are charged to other operating expenses as incurred.

  Income Taxes

    The Company and the Bank file consolidated federal income tax returns and combined state income tax returns.

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

    The components of other comprehensive income together with total comprehensive income are reported in the consolidated statements of changes in shareholders' equity. The accumulated balance of other comprehensive income is not reported as a net amount after taxes due to the size and availability of the Company's net operating loss carry forwards.

  Earnings per Share

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings per share for the years ended December 31, 2000 and 1999 was 1,061,133 and 677,137, respectively. The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the years ended December 31, 2000 and

1999 was 2,719,949, and 2,477,614, respectively. The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share:

	Net Income	Weighted Average Shares	Per Share Amount
	(in thousands)
For the year ended 2000:
Basic EPS	$2,944	1,061,133	$2.77

Effect of dilutive securities:
Options and warrants		117,970
Convertible preferred stock		1,540,846

Diluted EPS	$2,944	2,719,949	$1.08

For the year ended 1999:
Basic EPS	$1,014	677,137	$1.50

Effect of dilutive securities:
Options and warrants		477
Convertible preferred stock		1,800,000

Diluted EPS	$1,014	2,477,614	$0.41

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

  Stock Options

    Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made during 2000 and 1999.

  Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of SFAS No. 133". SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statements of operations. The Company adopted SFAS Nos. 133 and 138 on January 1, 2001. The impact of the adoption did not have a material effect on the Company's financial position or result of operations.

    In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125". As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively. The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company.

Note 2—Investment Securities

    The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company's investment securities available-for-sale at December 31, 2000:

	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
U.S. Treasury securities	$2,008	$9	$—	$2,017
GNMA-issued/guaranteed mortgage pass through certificates	5,288	118	—	5,406
Other U.S. government and federal agency securities	1,952	42	—	1,994
FHLMC/FNMA-issued mortgage pass through certificates	15,172	86	36	15,222
CMO's and REMIC's issued by U.S. government-sponsored agencies	36,532	1	669	35,864
Privately issued Corporate bonds, CMO's and REMIC's securities	4,001	—	87	3,914
FRB and other equity stocks	2,733	—	—	2,733

	$67,686	$256	$792	$67,150

    The Company had realized gains related to the sale of investment securities of $18,000 for the year ended December 31, 2000.

    The estimated fair value and amortized cost of investment securities at December 31, 2000 by contractual maturity, are shown below:

			After one but within five years		After five but within ten years
	Within one year						After ten years
										Weighted Average Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$—	—	$2,017	5.90%	$—	—	$—	—	$2,017	5.90%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	5,406	7.41%	5,406	7.41%
Other U.S. government and federal agencies	—	—	1,994	7.14%	—	—	—	—	1,994	7.14%
FHLMC/FNMA-issued mortgage pass-through certificates	35	6.86%	1,290	6.67%	—	—	13,897	6.69%	15,222	6.69%
CMO's and REMIC's issued by U.S. government-sponsored agencies	—	—	—	—	—	—	35,864	6.72%	35,864	6.72%
Privately issued Corporate bonds, CMO's and REMIC's securities	—	—	—	—	—	—	3,914	6.78%	3,914	6.78%
FRB and other equity stocks	—	—	—	—	—	—	2,733	6.50%	2,733	6.50%

	$35	6.86%	$5,301	6.55%	$—	—	$61,814	6.77%	$67,150	6.75%

Amortized Cost	$35		$5,246		$—		$62,405		$67,686

    Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

    Investment securities totaling $4.7 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 2000.

Note 3—Loans Receivable and Allowance for Credit Losses

    The following is a summary of the major categories of loans receivable outstanding at December 31, 2000:

(Dollars in thousands)
Commercial loans:
Secured by one-to-four family residential properties	$6,578
Secured by multifamily residential properties	3,765
Secured by commercial real properties	40,540
Other, secured and unsecured	53,433
Real estate construction and land development	1,890
Home equity lines of credit	644
Consumer installment and unsecured loans to individuals	3,729

110,579
Unearned income	(331)

$110,248

Weighted average yield for loans at December 31	10.14%

    At December 31, 2000, the Company had identified impaired loans with recorded investments of $683,000. At December 31, 2000, no related specific allowance for credit losses were necessary for these loans. During 2000, the average recorded investment of impaired loans was $665,000. During the years ended December 31, 2000 and 1999 interest income recognized on impaired loans was $2,000 and $81,000, respectively.

    In the normal course of business, the Bank may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The outstanding principal balance of these loans was $29,000 at December 31, 2000 and $9,000 at December 31, 1999. The balance at December 31, 1999 included a loan to one individual who is no longer affiliated with the Bank. During 2000 there were $31,000 of advances and $2,000 of repayments. Interest income recognized on these loans amounted to $1,000 and $3,000 during 2000 and 1999, respectively. At December 31, 2000, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

    The following is a summary of activity in the allowance for credit losses for the year ended December 31, 2000:

2000
(Dollars in thousands)
Balance, beginning of year	$1,896
Provision for credit losses	(576)
Loans charged-off	(118)
Recoveries of loans previously charged-off	1,395

Balance, end of year	$2,597

    The following is a summary of nonperforming loans at December 31, 2000:

(Dollars in thousands)
Nonaccrual loans	$683
Troubled debt restructurings	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—

$683

    Interest foregone on nonperforming loans outstanding at December 31, 2000 and 1999 was $83,000 and $131,000, respectively. Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

    The ability of the Company's borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company's market area. At December 31, 2000, loans aggregating $51.5 million were collateralized by liens on residential and commercial real properties. While the Company's loan portfolio is generally diversified with regard to the industries represented, at December 31, 2000, the Company's loans to businesses and individuals engaged in entertainment industry related activities amounted to $29.9 million, $2.6 million of which are collateralized by real property.

Note 4—Premises and Equipment and Lease Commitments

    The following is a summary of the major components of premises and equipment at December 31, 2000:

(Dollars in thousands)
Leasehold improvements	$1,695
Furniture, fixtures and equipment	3,435

5,130
Less accumulated amortization and depreciation	(4,604)

$526

    Depreciation and amortization expense was $197,000 in 2000 and $191,000 in 1999. Net rental expense on operating leases included in net occupancy expense in the Consolidated Statements of Operations was $791,000 in 2000 and $827,000 in 1999.

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

    In addition, the Bank leases approximately 1,650 square feet in an office building in Encino, California at approximately $1.85 per square feet or $3,053 per month through May 31, 2004.

    The future net minimum annual rental commitments at December 31, 2000 are summarized below.

(Dollars in thousands)
For the year ended December 31,
2001	$881
2002	879
2003	878
2004	742
2005	44

$3,424

52

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Income Taxes

    A current federal and state income tax provision of $67,000 and $47,000 was recognized during 2000 and 1999, respectively, primarily due to alternative minimum tax ("AMT") that could not be offset by net operating loss carryforwards ("NOL").

    A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2000 and 1999 to the income and the effective tax rate are as follows:

	2000		1999
	(Dollars in thousands)
Tax provision at statutory rate	$1,024	34.0%	$360	34.0%
Increase (reduction) in taxes resulting from:
Valuation allowance on deferred tax asset	(977)	(32.4)	(327)	(30.8)
Other, net	20	0.6	13	1.2

	$67	2.2%	$47	4.4%

    The major components of the net deferred tax asset at December 31, 2000 are as follows:

(Dollars in thousands)
Deferred tax assets:
Net operating losses	$6,361
Accrued expenses	449
Alternative minimum tax credits	289
Nonaccrual interest	84
State taxes	3
Loan Fees	117
Other	19

Total deferred tax assets	7,322

Deferred tax liabilities:
Bad debt expense	283
Depreciation	20

Total deferred tax liabilities	303

Net deferred tax asset	7,019
Valuation allowance	(7,019)

Deferred tax asset, net of valuation allowance	$—

    A valuation allowance has been placed against 100% of the net deferred tax asset due to the uncertainty as to its ultimate realization.

    For tax purposes at December 31, 2000, the Company had (i) federal NOL's of $18.4 million, which begin to expire in 2009; (ii) California NOL's of $1.5 million, of which $1.2 million will expire in 2001 and $300,000 will expire in 2002; and (iii) an AMT credit at December 31, 2000 of $295,000 which may be carried forward indefinitely.

Note 6—Benefit Plans

    Stock Incentive Plans.  At December 31, 2000, the Company had in effect one stock incentive plan pursuant to which up to a total of 348,510 shares of common stock may be issued. Under this plan, the Company could grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights. Generally, awards under these plans may be granted by the Board of Directors or a committee of the Board of Directors on such terms and conditions as the Board of Directors or committee determines. However, the exercise price of options granted to nonemployee directors may not be less than the fair market value of the common stock on the date of grant. At December 31, 2000, the only outstanding awards under this plan were stock options, and at that date 40,220 shares were available for future awards. At December 31, 2000, there were also outstanding options and tandem stock appreciation rights granted under three prior stock incentive plans.

    The following summarizes option grants, cancellations and exercises under the stock incentive plans for the periods indicated.

		Option price range per share
Outstanding, January 1, 1999	277,148	$4.63	—	$8.52
Granted	91,350	4.44	—	4.88
Cancelled	(19,600)	4.50	—	7.07
Exercised	(147)	6.00	—	6.00

Outstanding, December 31, 1999	348,751	4.44	—	8.52
Granted	55,550	3.94	—	7.97
Cancelled	(16,560)	4.44	—	7.66
Exercised	(8,999)	4.59	—	6.06

Outstanding, December 31, 2000	378,742	$3.94	—	$8.52

    Of the outstanding options at December 31, 2000: (i) options to purchase 270,032 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 2001 — 77,592 and 2002 — 31,118.

    The estimated per share weighted average fair value of options granted was $4.36 and $2.48 during 2000 and 1999. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans. Accordingly, no compensation cost has been recognized for the plans. SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net income for 2000 and 1999 would have been decreased by $119,000 and $105,000, respectively. Basic and diluted earnings per share would have decreased by $.10 and $.04 for 2000, respectively, and $.15 and $.04 for 1999, respectively.

    The fair values of options granted during 2000 and 1999 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2000- no dividend yield, expected volatility of 88%, risk-free interest rate of 5.11%, and an expected life of 10 years; 1999 — no dividend yield, expected volatility of 74%, risk-free interest rate of 6.44%, and an expected life of 10 years.

    Defined Contribution Retirement Plan.  The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, employee contributions were partially matched by the Company through August 31, 1995 and subsequently reinstated May 1, 2000. Such matching contributions becomes fully vested when the employee reaches three years of service. The Company's matching contributions for 2000 was $46,000.

Note 7—Borrowed Funds

    The following summarizes borrowed funds and weighted average rates.

	2000
	Year-end		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$7,500	6.71%	$998	6.81%
Other borrowings	40,000	6.59%	32,424	6.42%

    The maximum amount of federal funds purchased and securities sold under agreements to repurchase at any month-end was $7.5 million during 2000. The average amount of federal funds purchased and securities sold under agreement to repurchase was $998,000 during 2000.

    Other borrowings are primarily comprised of Federal Home Loan Bank ("FHLB") advances. At December 31, 2000 FHLB advances included: (i) $24.0 million overnight variable rate borrowings, with a weighted average rate of 6.57% based on the federal funds rate; (ii) variable rate borrowings of $5.5 million maturing October 2001 and $8.0 million maturing July 2001 with a weighted average rate of 6.74% based on the London Inter Bank Offering Rate ("LIBOR") index; and (iii) a $2.5 million putable borrowing with a fixed rate of 5.93%, with puts commencing July 2002 and continues every three months thereafter, through July 2004. The maximum amount of other borrowings outstanding at any month-end was $40.0 million during 2000.

    The Bank had $7.2 million of unused borrowing capacity from the FHLB at December 31, 2000.

Note 8—Availability of Funds from Bank; Restrictions on Cash Balances; Capital

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

    In addition, federal law restricts the Bank's extension of credit to, the issuance of a guarantee or letter of credit on behalf of investments in or taking as collateral stock or other securities of the Company. Restrictions prevent the Company from borrowing from the Bank unless the loans are secured by designated amounts of marketable obligations. Further, secured loans to and investments in the Company or its affiliates by the Bank are limited to 10% of the Bank's capital stock and surplus (as defined by federal regulations) and are limited, in the aggregate, to 20% of the Bank's contributed capital (as defined by federal regulations).

    Federal Reserve Board regulations require the Bank to maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Bank or the Company. During 2000 and 1999 the average reserve balances for the Bank were approximately $2.4 million and $1.3 million, respectively. Neither the Company nor the Bank is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

    The Company and the Bank are subject to various capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2000, the Company and Bank meet all capital adequacy requirements to which they are subject.

    At December 31, 2000, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the prompt corrective action rules, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification which management believes have changed the Bank's category.

    The following table presents, at the dates indicated, certain information regarding the regulatory capital of the Company and the Bank and the required amounts of regulatory capital for the Company and the Bank to meet applicable regulatory capital requirements and, in the case of the Bank, to be well capitalized under the prompt corrective action rules.

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2000:
Total Capital to Risk Weighted Assets
Company	$22,814	18.26%	$9,997	>=8.0%	n/a
Bank	19,703	16.00%	9,854	>=8.0%	$12,318	>=10.0%
Tier 1 Capital to Risk Weighted Assets
Company	21,239	17.00%	4,998	>=4.0%	n/a
Bank	18,150	14.74%	4,927	>=4.0%	7,391	>=6.0%
Tier 1 Capital to Average Assets
Company	21,239	10.73%	7,919	>=4.0%	n/a
Bank	18,150	9.31%	7,802	>=4.0%	9,752	>=5.0%

Note 9—Commitments and Contingencies

    In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheet.

    Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written, is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as is does for on-balance sheet instruments.

    The Company had outstanding loan commitments aggregating $26.1 million at December 31, 2000, substantially all of which were commercial loans with variable rates. In addition, the Company had $731,000 outstanding letters of credit at December 31, 2000.

    Loan commitments are agreements to lend to a customer subject to certain conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total amount of commitments do not necessarily represent future cash requirements.

    The Company is from time to time is party to lawsuits, which arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 2000 will have a material adverse effect on the financial position or results of operations of the Company.

Note 10—Supplemental Cash Flow Information

    The following information supplements the statements of cash flows for the years ended December 31, 2000 and 1999:

	2000	1999
	(Dollars in thousands)
Interest paid	$5,004	$3,491
Income tax paid	22	34
Non-Cash Investing and Financing Transactions:
Unrealized gain (loss) on securities available-for-sale	1,939	(2,686)
Transfers to OREO from loans receivable, net	35	—

Note 11—Disclosures about the Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

    Cash, cash equivalents and interest bearing deposits:  For these short-term investments, the carrying amount is a reasonable estimation of fair value.

    Securities:  For securities classified as available-for-sale, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

    Loans:  Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded the allowance for credit losses represented a reasonable estimate of credit risk component of the fair value at December 31, 2000.

    Deposits:  The fair value of demand and interest checking deposits, money market accounts and savings deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

    Borrowed funds:  The carrying value for this relatively short-term debt is a reasonable approximation of its fair value. Borrowings with maturities greater than one year bear interest at variable rates and approximate fair value.

    The estimated fair values of financial instruments are presented below.

	December 31, 2000
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash, cash equivalents and deposits with other financial institutions	$27,597	$27,597
Securities available-for-sale	67,150	67,150
Loans, net of allowance for credit losses	107,651	107,080
Financial Liabilities:
Demand deposits, money market and savings	102,434	102,434
Time certificates of deposit	32,113	32,162
Federal funds purchased and securities sold under agreements to repurchase	7,500	7,500
Other borrowings	40,000	39,997

Note 12—Parent Company Information

    The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2000, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2000.

Balance Sheet	December 31, 2000
(Dollars in thousands)
Cash with Bank	$76
Federal Funds	1,700
Loan receivable	1,300
Investment in the Bank	17,614
Other assets	13

Total assets	$20,703

Liabilities	$—
Shareholders' equity:
Preferred stock	6,292
Common stock	29,905
Accumulated deficit	(14,958)
Accumulated other comprehensive loss	(536)

Total shareholders' equity	20,703

Total liabilities and shareholder's equity	$20,703

	Year ended December 31,
Statements of Operations	2000	1999
	(Dollars in thousands)
Interest income	$142	$195
Other income	—	—

Total operating income	142	195
Other operating expense	—	1

Income before equity in undistributed net income of the Bank	142	194
Equity in undistributed net income of the Bank	2,802	820

Net income	$2,944	$1,014

	Year ended December 31,
Statements of Cash Flows	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,944	$1,014
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of the Bank, net	(2,802)	(820)
Other, net	(10)	12

Net cash provided by operating activities	132	206
Cash flows from investing activities:
Investment in Bank	(2,400)	(2,400)
Purchase of loans participated and principal collections, net	(804)	2,410

Net cash (used in) provided by investing activities	(3,204)	10
Cash flows from financing activities:
Proceeds from issuance of common stock	4,190	—
Proceeds from stock options exercised	43	1

Net cash provided by financing activities	4,233	1

Net increase in cash and cash equivalents	1,161	217
Cash and cash equivalents, beginning of the year	615	398

Cash and cash equivalents, end of the year	$1,776	$615

INDEX TO EXHIBITS

Exhibit No.
3.1	Amended and Restated Articles of Incorporation, dated June 20, 1997 (1); Certificate of Amendment of the Articles of Incorporation, filed May 4, 2000 *
3.2	Bylaws of the Company, as amended, restated as of December 18, 1992 (2)
10.1	Employment Agreement dated January 1, 2000 between Mercantile National Bank and Scott A. Montgomery (3)
10.2	Form of Indemnity Agreement between the Company and its directors (4)
10.3	First Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank (2)
10.4
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
10.5	Lease Restructure Agreement dated December 31, 1995 by and between California State Teachers' Retirement System and Mercantile National Bank (5)
10.6	Warrant Agreement dated December 31, 1995 by and between the Company and California State Teachers' Retirement System (5)
10.7	Registration Rights Agreement dated December 31, 1995 by and between the Company and California State Teachers' Retirement System (5)
10.8	National Mercantile Bancorp Amended 1996 Stock Incentive Plan (6)
10.9	Registration Rights Agreement between the Company and Conrad Company (7)
10.10	Registration Rights Agreement between the Company and Wildwood Enterprises Inc. Profit Sharing Plan and Trust (7)
11.
Statement regarding computation of per share earnings (see "Note 1 — Summary of Significant Accounting Policies — Earnings (Loss) Per Share" — of the "Notes to the Consolidated Financial Statements" in "Item 8. Financial Statements" in this Annual Report on Form 10-KSB)
21.	Subsidiaries of the Registrant*

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

QuickLinks

Form 10-KSB
NATIONAL MERCANTILE BANCORP Table of Contents Form 10-KSB For the Fiscal Year Ended December 31, 2000
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Other Operating Expenses
  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
NATIONAL MERCANTILE BANCORP AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
NATIONAL MERCANTILE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
NATIONAL MERCANTILE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NATIONAL MERCANTILE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
NATIONAL MERCANTILE BANCORP AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO EXHIBITS