Form 10QSB
period 2001-03-31
NATIONAL MERCANTILE BANCORP
filed 2001-05-14
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001 Commission File Number: 0-15982

NATIONAL MERCANTILE BANCORP
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
YES	☒	NO	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of May 1, 2001was 1,605,882.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2001 (Unaudited)	December 31, 2000
	(Dollars in thousands)

ASSETS
Cash and due from banks-demand	$9,316	$7,897
Federal funds sold and securities purchased under agreements to resell	28,900	19,700
Cash and cash equivalents	38,216	27,597
Securities available-for-sale, at fair value; aggregate amortized cost of $60,368 and $64,953 at March 31, 2001 and December 31, 2000, respectively	60,348	64,417

FRB and other stock, at cost	2,769	2,733

Loans receivable	107,109	110,248
Allowance for credit losses	(2,452)	(2,597)
Net loans receivable	104,657	107,651

Premises and equipment, net	611	526
Accrued interest receivable and other assets	1,826	1,919
Total assets	$208,427	$204,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$61,545	$59,935
Interest-bearing demand	7,644	9,004
Money market	34,038	32,351
Savings	1,344	1,144
Time certificates of deposit:
$100,000 or more	33,144	25,865
Under $100,000	6,266	6,248
Total deposits	143,981	134,547

Federal funds purchased and securities sold under agreements to repurchase	5,000	7,500
Other borrowings	36,000	40,000
Accrued interest payable and other liabilities	1,561	2,093
Total liabilities	186,542	184,140

Shareholders' equity:
Preferred stock, no par value: (10,000 shares undesignated) Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; issued and outstanding 750,680 shares and 770,423 shares at March 31, 2001 and December 31, 2000, respectively	6,131	6,292

Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 1,600,082 shares and 1,547,429 shares at March 31, 2001 and December 31, 2000, respectively	30,129	29,905
Accumulated deficit	(14,355)	(14,958)
Accumulated other comprehensive loss	(20)	(536)
Total shareholders' equity	21,885	20,703
Total liabilities and shareholders' equity	$208,427	$204,843
See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2001	2000
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$2,590	$1,800
Securities available-for-sale	1,090	1,209
Federal funds sold and securities purchased under agreements to resell	152	82
Total interest income	3,832	3,091
Interest expense:
Interest-bearing demand	22	27
Money market and savings	290	231
Time certificate of deposits:
$100,000 or more	406	245
Under $100,000	118	88
Total interest expense on deposits	836	591
Federal funds purchased and securities sold under agreements to repurchase	6	1
Other borrowings	461	455
Total interest expense	1,303	1,047
Net interest income before provision for credit losses	2,529	2,044
Provision for credit losses	-	-
Net interest income after provision for credit losses	2,529	2,044
Other operating income:
Net gain on sale of securities available-for-sale	50	-
International services	6	28
Investment division	23	20
Deposit-related and other customer services	130	136
Gain on sale of OREO and fixed assets	-	10
Total other operating income	209	194
Other operating expenses:
Salaries and related benefits	1,097	910
Net occupancy	243	249
Furniture and equipment	73	54
Printing and communications	71	70
Insurance and regulatory assessments	81	70
Customer services	203	197
Computer data processing	114	76
Legal services	30	49
Other professional services	137	114
Other real estate owned expenses	-	3
Promotion and other expenses	73	64
Total other operating expenses	2,122	1,856
Net income before provision for income taxes	616	382
Provision for income taxes	13	7
Net income	$603	$375
Earnings per share:
Basic	$0.38	$0.47
Diluted	$0.19	$0.15
See accompanying notes to consolidated financial statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the three-months ended March 31,
	2001	2000
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$603	$375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58	48
Gain on sale of other real estate owned	-	(10)
Gain on sale securities avaiable-for-sale	(50)
Net accretion of discount on securities available-for-sale	(8)	(8)
Net accretion of discounts on loans purchased	(9)	(9)
Decrease in accrued interest receivable and other assets	93	103
(Decrease) increase in accrued interest payable and other liabilities	(532)	8
Net cash provided by operating activities	155	507
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,033)	(464)
Proceeds from sale of securities available-for-sale	3,951
Proceeds from repayments and maturities of securities available-for-sale	2,689	995
Loan originations and principal collections, net	3,003	(5,496)
Proceeds from sale of other real estate owned	-	186
Purchases of premises and equipment	(143)	(12)
Net cash provided by (used in) investing activities	7,467	(4,791)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	2,137	17,827
Net increase (decrease) in time certificates of deposit	7,297	(865)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(2,500)	-
Net decrease in other borrowings	(4,000)	(3,700)
Net proceeds from exercise of stock options	63	-
Net cash provided by financing activities	2,997	13,262
Net increase in cash and cash equivalents	10,619	8,978
Cash and cash equivalents, January 1	27,597	10,239
Cash and cash equivalents, March 31	$38,216	$19,217

Supplemental cash flow information:

Cash paid for interest	$1,355	$1,071
Non-cash investing and financing transactions:
Transfer to OREO and other assets-SBA guaranteed loans from loans receivable, net	-	235

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(Dollars in thousands except share data)

Balance at January 1, 2001	770,423	$6,292	1,547,429	$29,905	$(14,958)	$(536)	$20,703
Preferred stock converted into common stock on a 2:1 basis	(19,743)	(161)	39,486	161			-
Stock options exercised			13,167	63			63
Comprehensive income:
Other comprehensive income:
Unrealized holding gain during the period						566	566
Less: Reclassification adjustment for gain included in net income						(50)	(50)
Net income					603		603
Comprehensive income							1,119
Balance at March 31, 2001	750,680	$6,131	1,600,082	$30,129	$(14,355)	$(20)	$21,885

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

             The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ''Company'') and its wholly owned subsidiary, Mercantile National Bank.  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and results of operations and cash flows for such interim periods. The results for the quarter ended March 31, 2001 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2—EARNINGS PER SHARE

             Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share for the three months ended March 31, 2001 and 2000 was 1,574,440 and 798,318, respectively.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended March 31, 2001 and 2000 was 3,195,073 and 2,482,406, respectively.

                          The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

	Net Income	Shares	Per share amount
	(in thousands)
For the three months ended March 31, 2001:
Basic EPS	$603	1,574,440	$0.38

Effect of dilutive securities:
Options and warrants		119,273
Convertible preferred stock		1,501,360
Diluted EPS	$603	3,195,073	$0.19

For the three months ended March 31, 2000:
Basic EPS	$375	798,318	$0.47

Effect of dilutive securities:
Options and warrants		113,238
Convertible preferred stock		1,570,850
Diluted EPS	$375	2,482,406	$0.15

NOTE 3—CASH AND CASH EQUIVALENTS

             For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, federal funds sold and securities sold under agreements to resell.

NOTE 4—INCOME TAXES

             No income tax provision was recorded during the first quarters of 2001 and 2000 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

             For tax purposes at December 31, 2000, the Company had: (i) federal net operating loss carry forwards of $18.4 million, which begin to expire in the year 2009; (ii) California net operating loss carry forwards of $1.5 million, of which $300,000 will expire in 2002; and (iii) an alternative minimum tax credit of $295,000 which may be carried forward indefinitely.

NOTE 5—RECLASSIFICATIONS

             Certain prior year data have been reclassified to conform with current year presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             National Mercantile Bancorp (the ''Company'') is the holding company for Mercantile National Bank (the ''Bank''). In light of the fact that the Bank constitutes substantially all of the business of the Company, references to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank, unless the context expressly requires otherwise.

RESULTS OF OPERATIONS

             The Company recorded net income of $603,000, or $0.19 diluted earnings per share, for the first quarter of 2001, compared to net income of $375,000, or $0.15 diluted earnings per share, for the first quarter of 2000.   Net income per basic share was $0.38 and $0.47 for the first quarter of 2001 and 2000, respectively.  The increase in net income resulted primarily from a $485,000 increase in net interest income which was partially offset by $266,000 increase in other operating expense.

             Return on average assets during the first quarter of 2001 increased to 1.25% from 0.92% during the first quarter of 2000. Return on average equity declined from 13.15% during the first quarter of 2000 to 11.32% during the first quarter of 2001 as a result of an increase in shareholders’ equity primarily due to strong core earnings performance, sale of common stock and reduction in the unrealized loss on securities available for sale during the year 2000.

             The increase in net interest income during the first quarter of 2001 resulted primarily from an increase of 18.5% or $28.8 million in average interest earning assets to $185.1 million from $156.3 million during the first quarter of 2000.  This increase was due also, but to a much lesser extent, to an increase in the net interest margin of 28 basis points to 5.54% during the first quarter of 2001 compared to 5.26% during the first quarter of 2000.  The increase in average interest earning assets and net interest margin was driven by a 40.3% increase in average loans receivable, which comprised 58.3% of the total average interest earning assets. The increase in average loans receivable was funded by a 17.4% increase in average total deposits and an increase in stockholder’s equity of $4.2 million from the sale of common stock during 2000.  The growth in average loans receivable and average deposits was a result of the Company’s efforts toward expanding and building new customer relationships within its existing banking services provided by business, entertainment, healthcare and community based non-profit organizations divisions.

             Average loans receivable increased $31.0 million or 40.3% to $107.9 million during the quarter ended March 31, 2001 compared to $76.9 million during the quarter ended March 31, 2000. The weighted average yield on loans receivable increased to 9.73% during the quarter ended March 31, 2001 compared to 9.41% during the quarter ended March 31, 2000 due to increased market rates.

                          Total average securities available-for-sale decreased by $7.4 million to $66.2 million at March 31, 2001 compared to $73.6 million at March 31, 2000 resulting from repayments or paydowns and sale of securities during 2000 and the first quarter of 2001.  The weighted average yield on securities available-for-sale slightly increased to 6.67% during the first quarter of 2001 from 6.60% during the first quarter of 2000, primarily due to an increased market interest rates which had an impact on securities yielding variable rates.

              Total average deposits increased $20.7 million or 17.4% to $140.0 million during the first quarter of 2001 compared to $119.2 million during the first quarter of 2000.  Total average other borrowings (including federal funds purchased and securities sold under agreements to repurchase) increased $1.3 million or 4.2% to $32.4 million during the quarter ended March 31, 2001 compared to $31.1 million during the quarter ended March 31, 2000.

             The weighted average cost of interest bearing liabilities increased to 4.61% during the first quarter of 2001 from 4.35% the during the first quarter of 2000.  This change was a result of an increase in weighted average cost of interest bearing deposits to 4.12% during the first quarter of 2001 compared to 3.62% during the first quarter of 2000 due primarily to an increase in average time certificates of deposit of $100,000 or more which bear a higher cost than other deposit accounts.  This increase was partially offset by a decrease in cost of other borrowings to 5.84% during the first quarter of 2001 from 5.94% during the first quarter of 2000 as a result of interest cuts by the Federal Reserve Bank during the first quarter of 2001 affecting other borrowings with variable rates.

             There was no provision for credit losses for the quarters ended March 31, 2001 and 2000.  Loan charge-offs during the first quarter of 2001 were $179,000, compared to $30,000 during the first quarter of 2000.  Recoveries were $34,000 during the first quarter of 2001, compared to $51,000 during the first quarter of 2000.

             Other operating income excluding gains and losses on the sale of securities and assets decreased to $159,000 during the first quarter of 2001 from $184,000 during the first quarter of 2000.

             The Company realized a $50,000 net gain on sale of securities during the first quarter of 2001 and no such sale of securities during the first quarter of 2000.  The Company did not have any OREO activity during the first quarter of 2001 compared to a $10,000 gain on sale of OREO during the first quarter of 2000.

                          Other operating expense increased by $266,000 to $2.1 million during the first quarter of 2001 compared to $1.9 million during first quarter of 2000.  This increase was brought about by the following; (i) salaries and related benefits increased $187,000, or 20.5%; (ii) computer data processing expense increased $38,000, or 50.0%; (iii) other professional services expense increased $23,000, or 20.2%; (iv) furniture and equipment expense increased $19,000, or 35.2% and (v) promotion and other expense increased $9,000, or 14.1%.  This increase in salaries and related benefits, furniture and equipment and promotion and other expense was due primarily to the cost associated with the Company’s continued expansion of the business banking and entertainment loan production staff including additional staffing for new market niches of healthcare and community based nonprofit organizations and a new branch office.  The increase in computer data processing and other professional expense was caused by increased costs associated with conversion to a new data service provider and costs provided for future acquisitions.

                          The following table presents the components of net interest income for the quarters ended March 31, 2001 and 2000.

Average Balance Sheet and
Analysis of Net Interest Income

	Three months ended
	March 31, 2001			March 31, 2000
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate

	(Dollars in thousands)

Assets:
Federal funds sold and securities purchased under agreements to resell	$10,939	$152	5.64%	$5,709	$82	5.78%
Securities available-for-sale	66,229	1,090	6.67%	73,625	1,209	6.60%
Loans receivable (1) (2)	107,925	2,590	9.73%	76,922	1,800	9.41%
Total interest earning assets	185,093	$3,832	8.40%	156,256	$3,091	7.96%
Noninterest earning assets:
Cash and due from banks - demand	10,856			8,879
Other assets	2,452			2,761
Allowance for credit losses and net unrealized (loss) gain on securities available-for-sale	(2,735)			(4,801)
Total assets	$195,666			$163,095
Liabilities and shareholders' equity:
Interest-bearing deposits:
Demand	$8,022	$22	1.11%	$8,600	$27	1.26%
Money market and savings	36,513	290	3.22%	31,171	231	2.98%
Time certificates of deposit:
$100,000 or more	29,141	406	5.65%	18,968	245	5.19%
Under $100,000	8,644	118	5.54%	6,987	88	5.07%
Total time certificates of deposit	37,785	524	5.62%	25,955	333	5.16%
Total interest-bearing deposits	82,320	836	4.12%	65,726	591	3.62%
Federal funds purchased and securities sold under agreements to repurchase	361	6	6.74%	33	1	6.09%
Other borrowings	32,044	461	5.83%	31,075	455	5.89%
Total interest-bearing liabilities	114,725	$1,303	4.61%	96,834	$1,047	4.35%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	57,636			53,490
Other liabilities	1,704			1,302
Shareholders' equity	21,601			11,469
Total liabilities and shareholders' equity	$195,666			$163,095
Net interest income (spread)		$2,529	3.79%		$2,044	3.61%
Net yield on earning assets (2)			5.54%			5.26%

(1) Includes average balance of nonperforming loans of $750,000 and $800,000 for 2001 and 2000, respectively.
(2) Yields and amounts earned on loans receivable include loan fees of $91,000 and $24,000 for the three months ended March 31, 2001 and 2000, respectively.

                          The following table sets forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates.  Average balances in all categories in each reported period were used in the volume computations.  Average yields and rates in each reported period were used in rate computations.

Increase (Decrease) in Interest Income/Expense Due to Change in
Average Volume and Average Rate

	Quarter ended March 31, 2001 vs 2000

	Increase (decreased) due to(1)		Net Increase (Decrease)
	Volume	Rate

Interest Income:
Federal funds sold and securities purchased under agreements to resell	$73	$(3)	$70
Securities available-for-sale	(134)	15	(119)
Loans receivable (2)	729	61	790
Total interest-earning assets	$668	$73	$741

Interest Expense:
Interest-bearing deposits:
Demand	$(1)	$(4)	$(5)
Money market and savings	42	17	59
Time certificates of deposit:
$100,000 or more	141	20	161
Under $100,000	22	8	30
Total time certificates of deposit	163	28	191
Total interest-bearing deposits	204	41	245
Federal funds purchased and securities sold under agreements to repurchase	5	-	5
Other borrowings	10	(4)	6
Total interest-bearing liabilities	$219	$37	$256

Net interest income	$449	$36	$485

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

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

             The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:

Estimated Fair Values of and Unrealized
Gains and Losses on Investment Securities

	March 31, 2001				December 31, 2000
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury securities	$2,006	$27	$-	$2,033	$2,008	$9	$-	$2,017
GNMA-issued/guaranteed mortgage pass through certificates	5,150	161	-	5,311	5,288	118	-	5,406
Other U.S. government and federal agency securities	-	-	-	-	1,952	42	-	1,994
FHLMC/FNMA-issued mortgage pass through certificates	12,692	180	-	12,872	15,172	86	36	15,222
CMO's and REMIC's issued by U.S. government-sponsored agencies	36,416	83	355	36,144	36,532	1	669	35,864
Privately issued Corporate bonds, CMO's and REMIC's securities	4,104	2	118	3,988	4,001	-	87	3,914
FRB and other equity stocks	2,769	-	-	2,769	2,733	-	-	2,733
	$63,137	$453	$473	$63,117	$67,686	$256	$792	$67,150

             As indicated in the table above, total amortized cost of investment securities decreased $4.5 million to $63.1 million at March 31, 2001 from $67.7 million at December 31, 2000.  This change was due to the sale of securities and repayments or  paydowns on principal amortizing securities during the first quarter of 2001. The Company had a net unrealized loss of $20,000 at March 31, 2001 on its investment securities portfolio compared to a net unrealized loss of $536,000 at December 31, 2000.

             As of March 31, 2001 the Company did not hold securities of any issuer, other than the U.S. government and U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company's shareholders' equity.

LOAN PORTFOLIO

             The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition
	March 31, 2001		December 31, 2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial loans:
Secured by one-to-four family residential properties	$5,809	5%	$6,578	6%
Secured by multifamily residential properties	3,566	3	3,765	3
Secured by commercial real properties	39,345	37	40,540	37
Other - secured and unsecured	51,956	49	53,433	48
Real estate construction and land development	2,344	2	1,890	2
Home equity lines of credit	685	1	644	1
Consumer installment and unsecured loans to individuals	3,636	3	3,729	3
Total loans outstanding	107,341	100%	110,579	100%

Deferred net loan origination fees and purchased loan discount	(232)		(331)

Loans receivable, net	$107,109		$110,248

             Total loans outstanding decreased by $3.2 million to $107.3 million at March 31, 2001 compared to $110.6 million at December 31, 2000.  The Company experienced a higher volume of loan payoffs than loan originations in its total commercial loans during the first quarter of 2001 from the level of its total commercial loans outstanding at December 31, 2000.

                          The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	March 31, 2001	December 31, 2000
	(Dollars in thousands)

Nonaccrual loans	$477	$683
Troubled debt restructurings	-	-
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	-	-
Nonperforming loans	477	683
Other real estate owned	-	-
Other assets-SBA guaranteed loan	-	-
Total nonperforming assets	$477	$683

Allowance for credit losses as a percent of nonaccrual loans	514.0%	380.2%
Allowance for credit losses as a percent of nonperforming loans	514.0%	380.2%
Total nonperforming assets as a percent of loans receivabl	0.4%	0.6%
Total nonperforming assets as a percent of total shareholders' equity	2.2%	3.3%

Nonaccrual loans decreased by $206,000 at March 31, 2001 to $477,000 from $683,000 at December 31, 2000 due primarily to a loan charge-off of $164,000.  As a result, the amount of nonperforming assets at March 31, 2001 decreased 30.2% from the level at December 31, 2000.

             Loan delinquencies greater than 30 days past due increased to $2.0 million or 1.8% of loans outstanding at March 31, 2001 from $1.3 million or 1.2% of loans outstanding at December 31, 2000.

Allowance For Credit Losses

             The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.

                           Analysis of Changes in Allowance for Credit Losses

	Three months ended
	March 31, 2001	March 31, 2000

	(Dollars in thousands)

Balance, beginning of period	$2,597	$1,896
Loan charged off:
Commercial loans
Other - secured and unsecured	179	-
Consumer installment and unsecured loans to individuals	-	30
Total loan charge-offs	179	30

Recoveries of loans previously charged off:
Commercial loans:
Other - secured and unsecured	29	45
Consumer installment and unsecured loans to individuals	5	6
Total recoveries of loans previously charged off	34	51
Net charge-offs	145	(21)
Provision for credit losses	-	-
Balance, end of period	$2,452	$1,917

Recent Accounting Pronouncements

             The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”.   SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statements of operations.  The Company adopted SFAS Nos. 133, 137 and 138 on January 1, 2001.  The impact of the adoption did not have a material effect on the Company’s financial position or result of operations at March 31, 2001 or for the quarter then ended.

                          In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”.  As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively.  All other provisions of the statement were adopted as of March 31, 2001.  The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company.

CAPITAL ADEQUACY REQUIREMENTS

             At March 31, 2001 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was “well capitalized” under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency.  The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Bank as of  March 31, 2001 and  December 31, 2000.

Regulatory Capital Information of the Company and Bank
	Well Capitalized Standards	March 31, 2001	December 31, 2000
Company:
Tier 1 leverage	N/A	11.19%	10.73%
Tier 1 risk-based capital	N/A	17.67%	17.00%
Total risk-based capital	N/A	18.93%	18.26%

Bank:
Tier 1 leverage	5.00%	9.70%	9.31%
Tier 1 risk-based capital	6.00%	15.26%	14.74%
Total risk-based capital	10.00%	16.52%	16.00%

LIQUIDITY

             The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

             Average core deposits (excludes money desk and escrow deposits) and shareholders’ equity comprised 80.9% of total funding in the first quarter of 2001, compared to 79.5% in the fourth quarter of 2000.

ASSET LIABILITY MANAGEMENT

             The following table shows that the Company’s cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $51.4 million at March 31, 2001, a change from an asset sensitive position of $40.2 million at December 31, 2000.  This improvement resulted from the Company’s continuing effort to minimize its exposure to changes in net interest income due to rapid movements in interest rates.  During the first quarter of 2001, the Company has increased its available-for-sale investment securities portfolio that reprice within one year to $30.7 million at March 31, 2001 from $28.2 million at December 31, 2000, increased its portfolio of loans that reprice within one year to $84.1 million at March 31, 2001 from $82.8 million at December 31, 2000, and decreased its other borrowed funds that reprice within one year to $38.5 million at March 31, 2001 from $45.0 million at December 31, 2000.  This change was offset by an increase in interest bearing transaction deposit accounts that reprice within one year to $53.8 million at March 31, 2001 from $45.6 million at December 31, 2000.  The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company’s large base of interest bearing demand, savings and money market deposit accounts historically have not changed proportionately with changes in interest rates.  However, since the Company is asset sensitive, in a period of rapidly declining rates such as 150 basis point reductions by the Federal Reserve during the first quarter of 2001, the rapid decline will have a negative effect on the Company’s net interest income in the future quarters as deposit rates are adjusted.

Rate-Sensitive Assets and Liabilities
	March 31, 2001
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)

Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$28,900	$-	$-	$-	$28,900
Securities available-for-sale, at amortized cost	18,827	11,841	20,267	9,433	60,368
FRB and other stock, at cost	-	-	-	2,769	2,769
Loans receivable	68,574	15,513	21,383	1,639	107,109
Total rate-sensitive assets	116,301	27,354	41,650	13,841	199,146

Rate-Sensitive Liabilities:(1)
Interest bearing deposits:
Demand, money market and savings	4,741	10,668	15,074	12,543	43,026
Time certificates of deposit	29,231	9,148	678	353	39,410
Other borrowings	38,500	-	2,500	-	41,000
Total rate-sensitive liabilities	72,472	19,816	18,252	12,896	123,436
Interest rate-sensitivity gap	43,829	7,538	23,398	945	75,710
Cumulative interest rate-sensitivity gap	$43,829	$51,367	$74,765	$75,710
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	160%	156%	168%	161%

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
The distribution of other time deposits is based on scheduled maturities.

Rate-Sensitive Assets and Liabilities
	December 31, 2000
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)

Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$19,700	$-	$-	$-	$19,700
Securities available-for-sale, at amortized cost	18,014	10,227	24,728	11,984	64,953
FRB and other stock, at cost	-	-	-	2,733	2,733
Loans receivable	68,667	14,149	23,871	3,561	110,248
Total rate-sensitive assets	106,381	24,376	48,599	18,278	197,634

Rate-Sensitive Liabilities:(1)
Interest bearing deposits:
Demand, money market and savings	4,512	10,152	15,457	12,378	42,499
Time certificates of deposit	21,150	9,782	753	428	32,113
Other borrowings	45,000	-	2,500	-	47,500
Total rate-sensitive liabilities	70,662	19,934	18,710	12,806	122,112
Interest rate-sensitivity gap	35,719	4,441	29,889	5,472	75,522
Cumulative interest rate-sensitivity gap	$35,719	$40,160	$70,049	$75,522
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	151%	144%	164%	162%

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
The distribution of other time deposits is based on scheduled maturities.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

             Our results of operations and financial condition are affected by many factors, including the following.

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

             Our financial condition depends significantly on the quality of our assets.  While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans.  If the level of our non-performing assets rises, our results of operations and financial condition will be affected.  A borrower’s ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower’s revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower’s products and/or services.

Our allowances for credit losses may be inadequate.

             We establish allowances for credit losses against each segment of our loan portfolio.  At March 31, 2001, our allowance for credit losses equaled 2.3% of loans receivable and 514.0% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of March 31, 2001, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

             At March 31, 2001, approximately 46% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

             During the past three years, although we have had taxable income, we have not paid any income taxes other than alternative minimum taxes because of our net operating loss carryforwards.  As of December 31, 2000, we had net operating loss carryforwards of $18.4 million and $1.5 million for federal and state tax purposes, respectively.  Our federal net operating loss carryforward begins to expire in 2009.  Our state net operating loss carryforwards continue to expire but remain available in reducing amounts through 2002.  Our ability to use these carryforwards in the future would be significantly limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code.  If our use of these carryforwards is limited, we would be required to pay taxes on our taxable income to the extent our taxable income exceeded the limited amounts which could be offset, and our net income would be lower.

PART II—OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) On April 26, 2001, the Company held its annual meeting of shareholders.

             (b) At the annual meeting, the following directors were elected: Donald E. Benson, Joseph N. Cohen, Robert E. Gipson, Antoinette Hubenette, M.D, Scott A. Montgomery , Dion G. Morrow, Carl R. Terzian and Robert E. Thomson.

             (c) The following proposals were considered at the annual meeting and the number of shares voting for or against such proposals are listed below.

Election of Directors
Name	Votes For	VotesWithheld
Donald E. Benson	2,805,761	138,289

Joseph N. Cohen	2,805,761	138,289

Robert E. Gipson	2,805,761	138,289

Antoinette Hubenette, M.D.	2,805,761	138,289

Scott A. Montgomery	2,805,761	138,289

Dion G. Morrow	2,805,761	138,289

Carl R. Terzian	2,805,761	138,289

Robert E. Thomson	2,805,761	138,289

                          Approval of Amendment of Section 4 of the 1996 Stock Incentive Plan to increase the number of common shares available for grant under the Plan from 348,510 shares to 448,510 shares.

Votes For	Votes Against	Abstentions	Broker Non-votes
2,077,143	274,385	11,212	581,310

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

             10.1      1996 Stock Incentive Plan, amended as of April 26, 2001

(b) Reports on Form 8-K.

    Form 8-K April 18, 2001 (Item 5).

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	May 11, 2001	/s/ SCOTT A. MONTGOMERY
SCOTT A. MONTGOMERY
Chief Executive Officer and
Interim Principal Financial and
Principal Accounting Officer