Form 10QSB
period 2001-06-30
NATIONAL MERCANTILE BANCORP
filed 2001-08-13
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Commission File Number: 0-15982

NATIONAL MERCANTILE BANCORP

(Exact name of small business issuer as specified in its charter)

California	95-3819685

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1840 Century Park East, Los Angeles, California	90067

(Address of principal executive offices)	(Zip Code)

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

YES   ☒                          NO   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of July 31, 2001 was 1,621,055.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001
	(Unaudited)	2000

	(Dollars in thousands)

ASSETS
Cash and due from banks-demand	$11,959	$7,897
Federal funds sold and securities purchased under agreements to resell	34,000	19,700

Cash and cash equivalents	45,959	27,597
Securities available-for-sale, at fair value; aggregate amortized cost of $49,536 and $64,953 at June 30, 2001 and December 31, 2000, respectively	49,231	64,417
FRB and other stock, at cost	2,740	2,733
Loans receivable	106,670	110,248
Allowance for credit losses	(2,363)	(2,597)

Net loans receivable	104,307	107,651
Premises and equipment, net	633	526
Accrued interest receivable and other assets	1,601	1,919

Total assets	$204,471	$204,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$60,092	$59,935
Interest-bearing demand	9,280	9,004
Money market	39,400	32,351
Savings	1,263	1,144
Time certificates of deposit:
$100,000 or more	33,092	25,865
Under $100,000	3,387	6,248

Total deposits	146,514	134,547
Federal funds purchased and securities sold under agreements to repurchase	5,000	7,500
Other borrowings	29,000	40,000
Accrued interest payable and other liabilities	1,628	2,093

Total liabilities	182,142	184,140

Shareholders' equity:
Preferred stock: (10,000 shares undesignated) Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; issued and outstanding 750,680 shares and 770,423 shares at June 30, 2001 and December 31, 2000, respectively	6,131	6,292

Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 1,620,455 shares and 1,547,429 shares at June 30, 2001 and December 31, 2000, respectively	30,252	29,905
Accumulated deficit	(13,749)	(14,958)
Accumulated other comprehensive income	(305)	(536)

Total shareholders' equity	22,329	20,703

Total liabilities and shareholders' equity	$204,471	$204,843

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

	(Dollars in thousands except per share amounts)

Interest income:
Loans, including fees	$2,332	$2,049	$4,922	$3,849
Securities available-for-sale	902	1,224	1,992	2,433
Federal funds sold and securities purchased under agreements to resell	170	92	322	174

Total interest income	3,404	3,365	7,236	6,456
Interest expense:
Interest-bearing demand	20	29	42	56
Money market and savings	293	300	583	531
Time certificate of deposits:
$100,000 or more	393	244	828	489
Under $100,000	52	80	141	168

Total interest expense on deposits	758	653	1,594	1,244
Federal funds purchased and securities sold under agreements to repurchase	22	-	28	1
Other borrowings	251	410	712	865

Total interest expense	1,031	1,063	2,334	2,110

Net interest income before provision for credit losses	2,373	2,302	4,902	4,346
Provision for credit losses	-	(576)	-	(576)

Net interest income after provision for credit losses	2,373	2,878	4,902	4,922
Other operating income:
Net gain on sale of securities available-for-sale	96	18	146	18
International services	21	29	27	57
Investment division	30	22	53	42
Deposit-related and other customer services	179	164	309	300
Gain on sale of other real estate owned	-	59	-	69

Total other operating income	326	292	535	486
Other operating expenses:
Salaries and related benefits	1,121	948	2,218	1,858
Net occupancy	227	250	470	499
Furniture and equipment	65	115	138	169
Printing and communications	83	75	154	145
Insurance and regulatory assessments	81	71	162	141
Customer services	227	214	430	411
Computer data processing	124	116	238	192
Legal services	21	35	51	84
Other professional services	72	91	209	205
Other real estate owned expenses	(25)	-	(25)	3
Promotion and other expenses	63	74	136	138

Total other operating expenses	2,059	1,989	4,181	3,845

Net income before provision for income taxes	640	1,181	1,256	1,563
Provision for income taxes	34	19	47	26

Net income	$606	$1,162	$1,209	$1,537

Earnings per share:
Basic	$0.38	$1.28	$0.76	$1.80

Diluted	$0.19	$0.45	$0.38	$0.61

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six-months ended June 30,

	2001	2000

	(Dollars in thousands)

Cash flow from operating activities:
Net income	$1,209	$1,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	96
Gain on sale of other real estate owned	-	(69)
Provision for credit losses	-	(576)
Net gain on sale of securities available-for-sale	(146)	(18)
Net accretion of discount on securities	(3)	(14)
Net accretion of discounts on loans purchased	(18)	(18)
Decrease (increase) in accrued interest receivable and other assets	318	(59)
(Decrease) increase in accrued interest payable and other liabilities	(465)	159

Net cash provided by operating activities	1,009	1,038
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,086)	(2,675)
Proceeds from sales of securities available-for-sale	6,169	1,891
Proceeds from repayments and maturities of securities available-for-sale	11,476	2,507
Loan originations and principal collections, net	3,362	(19,104)
Proceeds from sale of other real estate owned	-	486
Proceeds from sale of other assets-SBA guaranteed loans	-	209
Purchases of premises and equipment	(221)	(33)

Net cash provided by (used in) investing activities	18,700	(16,719)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	7,601	6,053
Net increase (decrease) in time certificates of deposit	4,366	(1,725)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(2,500)	-
Net (decrease) increase in other borrowings	(11,000)	15,600
Net proceeds from exercise of stock options	186	1

Net cash (used in) provided by financing activities	(1,347)	19,929

Net increase in cash and cash equivalents	18,362	4,248
Cash and cash equivalents, January 1	27,597	10,239

Cash and cash equivalents, June 30	$45,959	$14,487

Supplemental cash flow information:

Cash paid for interest	$2,409	$2,163
Cash paid for income taxes	59	5
Non-cash investing and financing transactions:
Transfer to OREO from loans receivable, net	-	35

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

             The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ''Company'') and its wholly owned subsidiary, Mercantile National Bank (the ''Bank'').  The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows for such interim periods. The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 ("2000 Form 10-KSB").

NOTE 2—EARNINGS PER SHARE

             Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share was 1,613,383 and 906,576 for the three months ended June 30, 2001 and 2000, respectively, and 1,594,019 and 852,447, respectively, for the six months ended June 30, 2001 and 2000.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share was  3,231,429 and 2,588,451, respectively, for the three months ended June 30, 2001 and 2000 and 3,213,359 and 2,535,429, respectively, for the six months ended June 30, 2001 and 2000.

             The following table is a reconciliation of net income and shares used in the computation of earnings per basic and diluted common share:

			Per share
	Net Income	Shares	amount

	(in thousands)

For the three months ended June 30, 2001:
Basic EPS	$606	1,613,383	$0.38

Effect of dilutive securities:
Options and warrants		116,686
Convertible preferred stock		1,501,360

Diluted EPS	$606	3,231,429	$0.19

For the three months ended June 30, 2000:
Basic EPS	$1,162	906,576	$1.28

Effect of dilutive securities:
Options and warrants		111,025
Convertible preferred stock		1,570,850

Diluted EPS	$1,162	2,588,451	$0.45

For the six months ended June 30, 2001:
Basic EPS	$1,209	1,594,019	$0.76

Effect of dilutive securities:
Options and warrants		117,980
Convertible preferred stock		1,501,360

Diluted EPS	$1,209	3,213,359	$0.38

For the six months ended June 30, 2000:
Basic EPS	$1,537	852,447	$1.80

Effect of dilutive securities:
Options and warrants		112,132
Convertible preferred stock		1,570,850

Diluted EPS	$1,537	2,535,429	$0.61

NOTE 3—CASH AND CASH EQUIVALENTS

             For purposes of reporting cash flows, cash and cash equivalents include cash and  due from banks – demand, federal funds sold and securities sold under agreements to resell.

NOTE 4—INCOME TAXES

             No income tax provision was recorded during the three and six months ended June 30, 2001 and 2000 (other than alternative minimum tax) due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

             For tax purposes at December 31, 2000, the Company had: (i) federal net operating loss carry forwards of $18.4 million, which begin to expire in the year 2009; (ii) California net operating loss carry forwards of $1.5 million, of which $1.2 million will expire in 2001and $300,000 will expire in 2002; and (iii) an Alternative Minimum Tax credit at December 31, 2000 of $295,000 which may be carried forward indefinitely.

NOTE 5—SUBSEQUENT EVENT

             The Company entered into an Agreement and Plan of Reorganization dated July 18, 2001 (the “Agreement”) with South Bay Bank, National Association, pursuant to which the Company has agreed to acquire South Bay on the terms and conditions set forth in the Agreement.  The acquisition will be accomplished through the consolidation of South Bay and an interim national bank to be formed by the Company.  As a result of the consolidation, South Bay will become a wholly owned subsidiary of the Company and the shareholders of South Bay will receive cash in the aggregate amount of approximately $29.1 million, or approximately $10.33 per share (subject to adjustment in certain circumstances) which represents approximately 1.93 times the book value of South Bay at December 31, 2000.  The Company intends to account for the consolidation as a “purchase” for financial reporting purposes.

NOTE 6—RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

             The Company recorded net income of $606,000, or $0.19 diluted earnings per share, during the second quarter of 2001, compared to net income of $1.2 million, or $0.45 diluted earnings per share, during the second quarter of 2000.   Net income per basic share was $0.38 and $1.28 during the second quarter of 2001 and 2000, respectively. The decrease in earnings during the second quarter of 2001 compared to 2000 resulted primarily from a $576,000 reverse provision for credit losses  recognized during the second quarter of 2000 related to the recovery of a loan previously charged off.  The core earnings of the Company, however, increased slightly to $606,000 during the second quarter of 2001 compared to $586,000 during the second quarter of 2000 as a result of  $71,000 or 3.1% increase in net interest income and $34,000 or 11.6% increase in other operating income, partially offset by $70,000 increase in other operating expense.

             Net income during the first six months of 2001 was $1.2 million, or $0.38 diluted earnings per share, compared to net income of  $1.5 million, or $0.61 diluted earnings per share, during the first six months of 2000.  Net income per basic share was $0.76 and $1.80 during the first six months of 2001 and 2000, respectively. The decrease in net income during the first half of 2001 compared to the first half of 2000 resulted primarily from the $576,000 reverse provision for credit losses discussed above.  The Company increased its core earnings during the first half of 2001 to $1.2 million compared to $961,000 during the same period in 2000 resulting primarily from $556,000 or 12.8% increase in net interest income and $49,000 or 10.1% increase in other operating income, partially offset by $336,000 or 8.7% increase in other operating expense.

             Return on average assets during the second quarter and first half of 2001 was 1.28% and 1.26%, respectively, compared to 2.77% and 1.86% during the second quarter and first half of 2000, respectively.  Return on average equity during the second quarter and first half of 2001 was 10.94% and 11.13%, respectively, compared to 38.74% and 26.27% during the second quarter and first half of 2000, respectively.

NET INTEREST INCOME

             The increase in net interest income during the three and six months ended June 30, 2001 compared to the corresponding periods during 2000 resulted primarily from an increase in net average interest earning assets (the difference between average interest earning assets and average interest bearing liabilities) of $6.3 million and $8.6 million, respectively.  This increase in net average interest earning assets during the three and six months ended June 30, 2001 compared to corresponding periods during 2000 was attributable primarily to an increase in average loans receivable of 24.4% and 32.0%, respectively.  This growth in average loans receivable during the three and six months ended June 30, 2001 was funded by an increase in average deposits of 17.9% and 21.4%, respectively, and an increase in average stockholders’ equity of 84.2% and 86.2%, respectively.   The growth in both average loans receivable and average deposits was a result of the Company’s effort toward expanding and building new customer relationships within existing market niches of business, entertainment, healthcare and community based nonprofit organizations.

             During the quarter ended June 30, 2001 average loans receivable increased 24.4% to $104.3 million compared to $83.8 million during the quarter ended June 30, 2000.  The weighted average yield on loans receivable during the quarter ended June 30, 2001 decreased to 8.97% compared to 9.83% during the quarter ended June 30, 2000, reflecting declining market interest rates and to a lesser extent, competitive pressures from other commercial banks.

             Average securities decreased 18.4% to $59.1 million during the quarter ended June 30, 2001 compared to $72.4 million during the quarter ended June 30, 2000 as a result of a planned sales of securities and increased principal paydowns on amortizing mortgaged-backed securities due to declining market interest rates.  The weighted average yield on securities decreased to 6.13% during the second quarter of 2001 compared to 6.80% during the second quarter 2000, primarily due to decreased market interest rates which impacted the Company’s variable-rate mortgaged-backed securities, which comprised 25% of the securities portfolio at June 30, 2001.

             Average interest-bearing liabilities increased 11.2% to $107.7 million during the quarter ended June 30, 2001 compared to $96.9 million during the quarter ended June 30, 2000 due primarily to increased average interest-bearing deposits.  Average interest-bearing deposits increased 17.9% to $84.6 million during the quarter ended June 30, 2001 from $71.7 million during the quarter ended June 30, 2000, due primarily to the growth of time certificates of deposit of $100,000 and over. Average borrowed funds during the second quarter of 2001 decreased 8.0% to $23.2 million from $25.2 million during the same period in 2000.

             The weighted average cost of interest-bearing liabilities decreased to 3.84% during the second quarter of 2001 from 4.41% during the same period of 2000, due primarily to decreased weighted average cost of other borrowings and weighted average cost of interest-bearing deposits as a result of declining market interest rates.  The weighted average cost of borrowed funds decreased to 4.73% during the second quarter of 2001 from 6.56% during the same period in 2000.  The weighted average cost of interest-bearing deposits decreased to 3.59% during the second quarter of 2001 from 3.66% during the same period of 2000.

              Average total deposits increased 10.1% to $143.2 million during the second quarter of 2001 compared to $130.1 million during the second quarter of 2000 due primarily to a $12.1 million or 48.3% increase in average total time certificates of deposit of $100,000 and more.

             During the six months ended June 30, 2001 average loans receivable increased 32.0 % to $106.1 million compared to $80.4 million during the same period in 2000.  Average securities decreased 14.2% to $62.6 million during the six months ended June 30, 2001 compared to $73.0 million during the same period in 2000.  Average total deposits during the six months ended June 30, 2001 increased 13.6% to $141.2 million compared to $124.6million during the same period in 2000.  The growth in both average loans receivable and average deposits was a result of the Company’s effort toward expanding and building new client relationships within existing market niches of business, entertainment, healthcare and community based nonprofit organizations.  Average borrowed funds decreased 1.3% to $27.8 million during the six months ended June 30, 2001 compared to $28.1 million during the same period in 2000.

             The Company had improved its cumulative one year interest rate sensitivity gap of an asset sensitive position to $61.7 million at June 30, 2001 compared to an asset sensitive position of $40.2 million at December 31, 2000 as a result of the Company’s continuing effort to minimize its exposure to changes in net interest income due to a rapid movements in interest rates.  The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since the Company has a large base of immediately adjustable interest bearing demand, savings and money market deposit accounts.  However, since the Company is asset sensitive, in a period of rapidly declining rates, such as 275 basis points reduction in the discount rate by the Federal Reserve during the first six months of 2001, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest-bearing deposits historically have not changed proportionately with changes in market interest rates.

PROVISION FOR CREDIT LOSSES

             The Company did not record a provision for credit losses during the six months ended June 30, 2001 and 2000.  During the second quarter of 2000 the Company recorded a reverse provision for credit losses of $576,000 as a result of approximately $1.3 million net recovery related to a previously charged off loan.  The Company did not record any reverse provision for credit losses during the second quarter and first half of 2001.

OTHER OPERATING INCOME

Other operating income, excluding gains and losses on the sale of securities and assets, totaled $230,000 during the second quarter of 2001, an increase of 7.0% from $215,000 during the second quarter of 2000. During the six months ended June 30, 2001, other operating income, excluding gains and losses on the sale of securities and assets, totaled $389,000, a decrease of 2.5% from $399,000 during the comparable period of 2000.  Service charges on deposit accounts increased  $15,000 or 9.1% and $9,000 or 3.0% during the three and six months ended June 30, 2001, respectively, compared to corresponding periods in 2000.  This increase reflects the growth of average “transaction type” deposit accounts (demand, money market and savings) during the first half of 2001 compared to the same period of 2000.

             The Company realized net gains on sale of securities of $96,000 and $146,000 during the second quarter and first half of 2001, respectively, compared to a net gain of $18,000 during the corresponding periods in 2000.  The Company had no outstanding other real estate owned and accordingly did not record any gain or loss on sale of other real estate owned during the second and first half of 2001 compared to a net gain of $59,000 and $69,000, respectively, during the second quarter and first half of 2000.

OTHER OPERATING EXPENSES

             Other operating expenses increased 3.5% to $2.1 million during the second quarter of 2001 compared to $2.0 million during the second quarter of 2000.  This increase was due primarily to increase in salaries and related benefits of $173,000, partially offset by decreases in furniture and equipment expense of $50,000, other real estate owned expense of $25,000 and net occupancy expense of $23,000.  The increase in salaries and related benefits was due to the Company’s continued expansion of business and entertainment loan production staff including additional staffing for new market niches of healthcare and community based nonprofit organizations and a new branch office opened in March 2001.

             Other operating expenses increased 8.7% to $4.2 million during the six months ended June 30, 2001 compared to $3.8 million during the same period of 2000, due primarily to $360,000 increase in salaries and related benefits expense resulting from costs associated with the Company’s expansion of banking services and staff mentioned above, and to $46,000 increase in computer data processing expense resulting from costs associated with conversion to a new data service provider.

             The following table presents the components of net interest income for the quarters ended June 30, 2001 and 2000.

Average Balance Sheet and
Analysis of Net Interest Income

	Three months ended

	June 30, 2001			June 30, 2000

			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate

	(Dollars in thousands)

Assets:
Federal funds sold and securities purchased under agreements to resell	$15,990	$170	4.26%	$5,975	$92	6.19%
Securities available-for-sale	59,066	902	6.13%	72,376	1,224	6.80%
Loans receivable (1) (2)	104,253	2,332	8.97%	83,833	2,049	9.83%

Total interest earning assets	179,309	$3,404	7.61%	162,184	$3,365	8.34%

Noninterest earning assets:
Cash and due from banks - demand	10,916			9,591
Other assets	2,758			2,527
Allowance for credit losses and net unrealized loss on securities available-for-sale	(2,611)			(5,497)

Total assets	$190,372			$168,805

Liabilities and shareholders' equity:
Interest bearing deposits:
Demand	$8,356	$20	0.96%	$8,270	$29	1.41%
Money market and savings	39,135	293	3.00%	38,452	300	3.14%
Time certificates of deposit:
$100,000 or more	33,114	393	4.76%	18,742	244	5.24%
Under $100,000	3,972	52	5.25%	6,269	80	5.13%

Total time certificates of deposit	37,086	445	4.81%	25,011	324	5.21%

Total interest bearing deposits	84,577	758	3.59%	71,733	653	3.66%
Federal funds purchased and securities sold under agreements to repurchase	1,758	22	5.02%	13	-	0.00%
Other borrowings	21,396	251	4.71%	25,155	410	6.56%

Total interest bearing liabilities	107,731	$1,031	3.84%	96,901	$1,063	4.41%

Noninterest bearing liabilities:
Noninterest bearing demand deposits	58,591			58,325
Other liabilities	1,826			1,514
Shareholders' equity	22,224			12,065

Total liabilities and shareholders' equity	$190,372			$168,805

Net interest income (spread)		$2,373	3.78%		$2,302	3.93%

Net yield on earning assets (2)			5.31%			5.71%

(1)	Includes average balance of nonperforming loans of $500,000 and $700,000 for 2001 and 2000, respectively.
(2)	Yields and amounts earned on loans receivable include loan fees of $119,000 and $35,000 for the three months ended June 30, 2001 and 2000, respectively.

             The following table presents the components of net interest income for the six months ended June 30, 2001 and 2000.
Average Balance Sheet and
Analysis of Net Interest Income

	Six months ended

	June 30, 2001			June 30, 2000

			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate

	(Dollars in thousands)

Assets:
Federal funds sold and securities purchased under agreements to resell	$13,464	$322	4.82%	$5,842	$174	5.99%
Securities available-for-sale	62,647	1,992	6.41%	73,001	2,433	6.70%
Loans receivable (1) (2)	106,089	4,922	9.36%	80,378	3,849	9.63%

Total interest earning assets	182,200	$7,236	8.01%	159,221	$6,456	8.15%

Noninterest earning assets:
Cash and due from banks - demand	10,886			9,235
Other assets	2,606			2,644
Allowance for credit losses and net unrealized loss on securities available-for-sale	(2,673)			(5,151)

Total assets	$193,019			$165,949

Liabilities and shareholders' equity:
Interest bearing deposits:
Demand	$8,189	$42	1.03%	$8,435	$56	1.34%
Money market and savings	37,824	583	3.11%	34,812	531	3.07%
Time certificates of deposit:
$100,000 or more	32,278	828	5.17%	18,855	489	5.22%
Under $100,000	5,158	141	5.51%	6,628	168	5.10%

Total time certificates of deposit	37,436	969	5.22%	25,483	657	5.18%

Total interest bearing deposits	83,449	1,594	3.85%	68,730	1,244	3.64%
Federal funds purchased and securities sold under agreements to repurchase	1,060	28	5.33%	23	1	7.17%
Other borrowings	26,720	712	5.37%	28,115	865	6.19%

Total interest bearing liabilities	111,229	$2,334	4.23%	96,868	$2,110	4.38%

Noninterest bearing liabilities:
Noninterest bearing demand deposits	58,114			55,907
Other liabilities	1,766			1,409
Shareholders' equity	21,910			11,765

Total liabilities and shareholders' equity	$193,019			$165,949

Net interest income (spread)		$4,902	3.78%		$4,346	3.77%

Net yield on earning assets (2)			5.43%			5.49%

(1)	Includes average balance of nonperforming loans of $550,000 and $700,000 for 2001 and 2000, respectively.
(2)	Yields and amounts earned on loans receivable include loan fees of $210,000 and $59,000 for the six months ended June 30, 2001 and 2000, respectively.

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

	Six months ended June 30, 2001 vs 2000

	Increase (decrease) due to(1)		Net Increase (Decrease)

	Volume	Rate

Interest Income:
Federal funds sold and securities purchased under agreements to resell	$184	$(36)	$148
Securities available-for-sale	(339)	(102)	(441)
Loans receivable (2)	1,182	(109)	1,073

Total interest earning assets	$1,027	$(247)	$780

Interest Expense:
Interest bearing deposits:
Demand	$(2)	$(12)	$(14)
Money market and savings	48	4	52
Time certificates of deposit:
$ 100,000 or more	343	(4)	339
Under $100,000	(40)	13	(27)

Total time certificates of deposit	303	9	312

Total interest bearing deposits	349	1	350
Federal funds purchased and securities sold under agreements to repurchase	28	(1)	27
Other borrowings	(53)	(100)	(153)

Total interest bearing liabilities	$324	$(100)	$224

Net interest income	$703	$(147)	$556

(1)	The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.
(2)	Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

             The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:

Estimated Fair Values of and Unrealized
Gains and Losses on Investment Securities

	June 30, 2001				December 31, 2000

	Total	Gross	Gross	Estimated	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair	amortized	unrealized	unrealized	fair
	cost	gains	loss	value	cost	gains	loss	value

	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury securities	$2,004	$26	$-	$2,030	$2,008	$9	$-	$2,017
GNMA-issued/guaranteed mortgage pass through certificates	3,267	69	-	3,336	5,288	118	-	5,406
Other U.S. government and federal agency securities	-	-	-	-	1,952	42	-	1,994
FHLMC/FNMA-issued mortgage pass through certificates	10,121	66	7	10,180	15,172	86	36	15,222
CMO's and REMIC's issued by U.S. government-sponsored agencies	31,002	66	407	30,661	36,532	1	669	35,864
Privately issued Corporate bonds, CMO's and REMIC's securities	3,142	4	122	3,024	4,001	-	87	3,914
FRB and other equity stocks	2,740	-	-	2,740	2,733	-	-	2,733

	$52,276	$231	$536	$51,971	$67,686	$256	$792	$67,150

             The total amortized cost of investment securities decreased $15.4 million to $52.3 million at June 30, 2001 from $67.7 million at December 31, 2000 due primarily to $6.2 million planned sales of securities and  $9.4 million principal paydowns on amortizing mortgaged-backed securities brought about by decreasing market interest rates.  The Company recorded a net unrealized loss of $305,000 at June 30, 2001 compared to $ 536,000 at December 31, 2000.

             At June 30, 2001 the Company did not hold securities of any issuer, other than the U.S. government and U.S. government agencies and corporations, in which the aggregate book value exceeded 10% of the Company's shareholders' equity.

LOAN PORTFOLIO

             The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

                           Loan Portfolio Composition

	June 30, 2001		December 31, 2000

	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial loans:
Secured by one to four family residential properties	$5,627	5%	$6,578	6%
Secured by multifamily residential properties	3,408	3	3,765	3
Secured by commercial real properties	37,091	35	40,540	37
Other - secured and unsecured	54,099	51	53,433	48
Real estate construction and land development	2,931	3	1,890	2
Home equity lines of credit	348	-	644	1
Consumer installment and unsecured loans to individuals	3,346	3	3,729	3

Total loans outstanding	106,850	100%	110,579	100%

Deferred net loan origination fees and purchased loan discount	(180)		(331)

Loans receivable, net	$106,670		$110,248

                           Total loans outstanding decreased by $3.7 million to $106.9 million at June 30, 2001 compared to $110.6 million at December 31, 2000.  This decrease resulted primarily from $3.4 million or 8.5% decrease in commercial loans secured by commercial real estate properties as the Company experienced a higher volume of payoffs than loan originations in this category during the first six months of 2001 from its level at December 31, 2000.

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	June 30,	December 31,
	2001	2000

	(Dollars in thousands)

Nonaccrual loans	$449	$683
Troubled debt restructurings	-	-
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	147	-

Nonperforming loans	596	683
Other real estate owned	-	-

Total nonperforming assets	$596	$683

Allowance for credit losses as a percent of nonaccrual loans	526.3%	380.2%
Allowance for credit losses as a percent of nonperforming loans	396.5%	380.2%
Total nonperforming assets as a percent of loans receivable	0.6%	0.6%
Total nonperforming assets as a percent of total shareholders' equity	2.7%	3.3%

             Nonaccrual loans decreased by $234,000 or 34.3% during the first half of 2001 to $449,000 compared to $683,000 at December 31, 2000 due primarily to a loan charge-off of $164,000.

             Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest increased to $147,000 during the first half of 2001 compared to zero at December 31, 2000.  This increase is represented mostly by credit cards and related plan accounts.

             As a result of these changes, the amount of nonperforming assets at June 30, 2001 decreased 12.7% from the level at December 31, 2000.

             Loan delinquencies greater than 30 days past due decreased to $700,000 or 0.7% of loans outstanding at June 30, 2001 compared to $1.3 million or 1.2% of loans outstanding at December 31, 2000.

ALLOWANCE FOR CREDIT LOSSES

             Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in combination with an outside firm, performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

             Loans charged off during the second quarter and first half of 2001 were $171,000 and $350,000, respectively, compared to $77,000 and $107,000 during the second quarter and first half of 2000, respectively.  Recoveries of loans previously charged off were $82,000 and $116,000 during the second quarter and first half of 2001 compared to $1.3 million during the second quarter and first half of 2000.  The decrease in recoveries during the second quarter and first half of 2001 was due primarily to one large loan recovery of approximately $1.3 million during the second quarter 2000.

             The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.

                           Analysis of Changes in Allowance for Credit Losses

	Three months ended		Six months ended

	June 30,		June 30,

	2001	2000	2001	2000

	(Dollars in thousands)

Balance, beginning of period	$2,452	$1,917	$2,597	$1,896
Loan charged off:
Commercial loans:
Other - secured and unsecured	89	-	268	-
Consumer installment and unsecured loans to individuals	82	77	82	107

Total loan charge-offs	171	77	350	107

Recoveries of loans previously charged off:
Commercial loans:
Secured by one to four family residential properties	6	-	6	-
Other - secured and unsecured	74	1,279	103	1,324
Consumer installment and unsecured loans to individuals	2	3	7	9

Total recoveries of loans previously charged off	82	1,282	116	1,333

Net charge-offs (recoveries)	89	(1,205)	234	(1,226)
Provision for credit losses	-	(576)	-	(576)

Balance, end of period	$2,363	$2,546	$2,363	$2,546

             Credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the Office of the Comptroller of the Currency (“OCC”), as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

             Based on continued loan growth, the level of nonperforming loans and a relatively constant level of charge-offs, it is anticipated that the level of the allowance for credit losses will remain adequate through the remainder of 2001.

Recent Accounting Pronouncements

             The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”.   SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statements of operations.  The Company adopted SFAS Nos. 133, 137 and 138 on January 1, 2001.  The impact of the adoption did not have a material effect on the Company’s financial position or result of operations at June 30, 2001 or for the period then ended.

             In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”.  As of December 31, 2000, the Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement, respectively.  All other provisions of the statement were adopted as of June 30, 2001.  The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company.

             In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations” and requires that all business combinations within the scope of the Statement are to be accounted for using only the purchase method, provides a change in criteria for the separate recognition of intangible assets and requires more detailed disclosures.  The provisions of SFAS No.141 apply to business combinations initiated after June 30, 2001, therefore, the Company intends to account for its announced acquisition of South Bay Bank, N.A. under the provisions of SFAS No. 141 upon consummation.

             Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangibles“, and stipulates, among other provisions, that goodwill shall not be amortized.  SFAS No. 142 requires that goodwill be regularly tested for impairment and recognize a goodwill impairment loss when the carrying amount of goodwill exceeds it implied fair value.  The Company intends to account for any goodwill recognized in its proposed acquisition of South Bay Bank, N.A. under the provisions of SFAS No. 142 upon consummation.  The Company carries no existing goodwill on its books.

CAPITAL ADEQUACY REQUIREMENTS

             At June 30, 2001 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well capitalized institutions and the capital ratios for the Company and the Bank as of June 30, 2001 and December 31, 2000.

Regulatory Capital Information
of the Company and Bank

	Well Capitalized	June 30,	December 31,
	Standards	2001	2000

Company:
Tier 1 leverage	N/A	11.88%	10.73%
Tier 1 risk-based capital	N/A	17.97%	17.00%
Total risk-based capital	N/A	19.23%	18.26%

Bank:
Tier 1 leverage	5.00%	10.28%	9.31%
Tier 1 risk-based capital	6.00%	15.48%	14.74%
Total risk-based capital	10.00%	16.74%	16.00%

LIQUIDITY

             The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the FHLB, and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing investment securities and loans.  Average core deposits (excludes money desk and escrow deposits) and shareholders’ equity comprised 84.2% of total funding in the second quarter of 2001, compared to 79.5% in the fourth quarter of 2000.

ASSET LIABILITY MANAGEMENT

             The following table shows that the Company’s cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $61.7 million at June 30, 2001, an increase from an asset sensitive position of $40.2 million at December 31, 2000.  This improvement resulted from the Company’s continuing effort to minimize its exposure to changes in net interest income due to rapid movements in interest rates.  During the last six months, the Company has increased its portfolio of loans that reprice within one year to $85.9 million at June 30, 2001 from $82.8 million at December 31, 2000 and decreased its other borrowings that reprice within one year to $31.5 million at June 30, 2001 from $45.0 million at December 31, 2000.  These changes were offset by a decrease in investment securities portfolio that reprice within one year to $26.4 million at June 30, 2001 from $28.2 million at December 31, 2000 and an increase in interest bearing transaction deposit accounts that reprice within one year to $53.1 million at June 30, 2001 from $45.6 million at December 31, 2000.  The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since the Company has a large base of immediately adjustable interest bearing demand, savings and money market deposit accounts.  However, since the Company is asset sensitive, in a period of rapidly declining rates, such as 275 basis points reduction in the discount rate by the Federal Reserve during the first six months of 2001, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest-bearing deposits historically have not changed proportionately with changes in market interest rates.

Rate-Sensitive Assets and Liabilities

	June 30, 2001

	Maturing or repricing in

	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total

	(Dollars in thousands)

Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$34,000	$-	$-	$-	$34,000
Securities available-for-sale, at amortized cost	16,016	10,347	15,953	7,220	49,536
FRB and other stock, at cost	-	-	-	2,740	2,740
Loans receivable	71,153	14,789	19,185	1,543	106,670

Total rate-sensitive assets	121,169	25,136	35,138	11,503	192,946

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	5,426	12,208	17,701	14,608	49,943
Time certificates of deposit	27,867	7,627	590	395	36,479
Other borrowings	31,500	-	2,500	-	34,000

Total rate-sensitive liabilities	64,793	19,835	20,791	15,003	120,422
Interest rate-sensitivity gap	56,376	5,301	14,347	(3,500)	72,524

Cumulative interest rate-sensitivity gap	$56,376	$61,677	$76,024	$72,524

Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	187%	173%	172%	160%

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

•            The value of our interest earning assets and our ability to realize gains from the sale of these assets;

•            The average life of our interest earning assets;

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

             We establish allowances for credit losses against each segment of our loan portfolio.  At June 30, 2001, our allowance for credit losses equaled 2.2% of loans receivable and 396.5% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of June 30, 2001, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

             At June 30, 2001, approximately 46% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

             In addition, California is undergoing an energy crisis and expected to worsen during the summer months, including the threat of rolling power outages or "blackouts" which have occurred during the past few months. The Company’s main office and its branch office are serviced by Los Angeles Department of Water and Power (“DWP”).  The DWP has reported that it has adequate power supplies and the power outages have not occurred in its service areas.  The Company, however, utilizes third party vendors that are not in DWP service areas and are exposed to power outages.  Such outages could disrupt our operations, increase our operating costs and reduce the productivity of staff and operations. Power outages could also cause delays in processing banking transactions. Unscheduled power outages could result in the shut down of information systems that could cause financial data to be lost. The Company has developed contingency plans to deal with such power outages, including the review of plans and procedures of major vendors who provide processing services.

             The Company has extensions of credit to borrowers that are exposed to the power outages.  Likewise, such outages could disrupt their operations, increase their operating costs, and reduce the productivity of staff and operations impacting their ability to meet their debt obligations to the Company.  The Company cannot predict the frequency or duration of the power outages that may occur.

Our business is very competitive.

             There is intense competition in Southern California and elsewhere in the United States for banking customers.  We experience competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions.  We compete for loans and deposits primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions.  In recent years certain out-of-state financial institutions have entered the California market, which has also increased competition.  Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis.  In addition, recent developments in technology and mass marketing have permitted larger companies to market loans and deposits more aggressively to our small business customers.  Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can.  We can provide no assurance that we will be able to compete effectively against our competition.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None.

Item 5. OTHER INFORMATION

             The Company formed National Mercantile Capital Trust I (the “Trust”), a statutory business trust under the Delaware Business Trust Act pursuant to a Declaration of Trust dated as of June 27, 2001, and a Certificate of Trust filed with the Secretary of State of the State of Delaware on June 27, 2001, for the sole purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain debentures of the Company.

             On July 16, 2001 the Trust issued and sold to the Company 464 common securities (liquidation amount of $1,000 per common security) of the Trust (the “Common Securities”), representing common beneficial interests in the assets of the Trust.

             Also, on July 16, 2001 the Trust issued 15,000 of 10.25 percent fixed rate securities (the “Capital Securities”), with a liquidation amount of $1,000 per Capital Security and an aggregate liquidation amount of $15,000,000 due July 25, 2031.  The Capital Securities are guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in and pursuant to the terms of a Guarantee Agreement.

             The Trust used the proceeds from the issuance and the sale of the Capital Securities and the Common Securities to purchase $15,464,000 aggregate principal amount of the Company’s 10.25 percent fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (the Subordinated Debt Securities”).

             The Company intends to utilize the proceeds from the issuance and sale of the Subordinated Debt Securities for possible business combination activities.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

                   None.

(b) Reports on Form 8-K.

             On July 24, 2001, the Company filed a report on Form 8-K reporting under Item 5 the Agreement and Plan of Reorganization dated July 18, 2001 with South Bay Bank, N.A.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Mercantile Bancorp
(Registrant)

DATE:	August 10, 2001	/s/ SCOTT A. MONTGOMERY

SCOTT A. MONTGOMERY
Chief Executive Officer

DATE:	August 10, 2001	/s/ DAVID R. BROWN

DAVID R. BROWN
Chief Financial Officer