Form 10QSB
period 2001-09-30
NATIONAL MERCANTILE BANCORP
filed 2001-11-14
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 Commission File Number: 0-15982

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of November 14, 2001 was
1,623,267.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	December 31,
	(Unaudited)	2000
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$10,525	$7,897
Federal funds sold and securities purchased under agreements to resell	43,950	19,700
Cash and cash equivalents	54,475	27,597
Securities available-for-sale, at fair value;
aggregate amortized cost of $42,228 and $64,953 at September 30, 2001 and December 31, 2000, respectively	42,615	64,417
FRB and other stock, at cost	2,369	2,733

Loans receivable	104,511	110,248
Allowance for credit losses	(2,901)	(2,597)
Net loans receivable	101,610	107,651
Premises and equipment, net	612	526
Accrued interest receivable and other assets	2,356	1,919
Total assets	$204,037	$204,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$63,794	$59,935
Interest-bearing demand	11,241	9,004
Money market	39,736	32,351
Savings	1,483	1,144
Time certificates of deposit:
$100,000 or more	27,824	25,865
Under $100,000	4,177	6,248
Total deposits	148,255	134,547
Federal funds purchased and securities sold under agreements to repurchase	-	7,500
Other borrowings	16,000	40,000
Accrued interest payable and other liabilities	1,947	2,093
Total liabilities	166,202	184,140

Guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures, net	15,000	-

Shareholders' equity:
Preferred stock: (10,000 shares undesignated) Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; issued and outstanding 750,680 shares and 770,423 shares at September 30, 2001 and December 31, 2000, respectively	6,131	6,292

Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 1,622,305 shares and 1,547,429 shares at September 30, 2001 and December 31, 2000, respectively	30,263	29,905
Accumulated deficit	(13,946)	(14,958)
Accumulated other comprehensive income (loss)	387	(536)
Total shareholders' equity	22,835	20,703
Total liabilities and shareholders' equity	$204,037	$204,843

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$2,267	$2,468	$7,189	$6,317
Securities available-for-sale	679	1,195	2,671	3,628
Federal funds sold and securities purchased under agreements to resell	310	225	632	399
Total interest income	3,256	3,888	10,492	10,344
Interest expense:
Interest-bearing demand.	26	29	68	85
Money market and savings	254	321	837	852
Time certificate of deposits:
$100,000 or more	313	289	1,141	778
Under $100,000	39	107	180	275
Total interest expense on deposits	632	746	2,226	1,990
Federal funds purchased and securities sold underagreements to repurchase	2	61	30	62
Other borrowings	177	655	889	1,520
Total interest expense	811	1,462	3,145	3,572
Net interest income before provision for credit losses	2,445	2,426	7,347	6,772
Provision for credit losses	450	-	450	(576)
Net interest income after provision for credit losses	1,995	2,426	6,897	7,348
Other operating income:
Net gain on sale of securities available-for-sale	92	-	238	18
International services	11	29	38	86
Investment division	28	23	81	65
Deposit-related and other customer services	148	147	457	447
Gain on sale of other real estate owned	-	-	-	69
Total other operating income	279	199	814	685
Other operating expenses:
Salaries and related benefits	1,037	974	3,255	2,832
Net occupancy	268	239	738	738
Furniture and equipment	68	86	206	255
Printing and communications	83	66	237	211
Insurance and regulatory assessments	79	76	241	217
Customer services	220	210	650	621
Computer data processing	100	112	338	304
Legal services	56	53	107	137
Other professional services	114	90	323	295
Other real estate owned expenses	(1)	-	(26)	3
Promotion and other expenses	76	68	212	206
Total other operating expenses	2,100	1,974	6,281	5,819
Net income before provision for income taxes andminority interest in the Company's juniorsubordinated deferrable interest debentures	174	651	1,430	2,214
Minority interest in the Company's juniorsubordinated deferrable interest debentures	329	-	329	-
Net income before provision for income taxes	(155)	651	1,101	2,214
Provision for income taxes	42	19	89	45
Net income (loss)	$(197)	$632	$1,012	$2,169
Earnings (loss) per share:
Basic	$(0.12)	$0.64	$0.63	$2.41
Diluted	$(0.12)	$0.24	$0.31	$0.85

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine-months ended September 30,

	2001	2000
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$1,012	$2,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	146
Gain on sale of other real estate owned	-	(69)
Provision for credit losses	450	(576)
Net gain on sale of securities available-for-sale	(238)	(18)
Net accretion of discount on securities	(21)	(22)
Net accretion of discounts on loans purchased.	(27)	(27)
Increase in accrued interest receivable and other assets	(437)	(85)
(Decrease) increase in accrued interest payable and other liabilities	(146)	522
Net cash provided by operating activities	766	2,040
Cash flows from investing activities:
Purchase of securities available-for-sale	(7,049)	(2,703)
Proceeds from sales of securities available-for-sale	11,206	1,891
Proceeds from repayments and maturities of securities available-for-sale	19,191	4,352
Loan originations and principal collections, net	5,618	(26,288)
Proceeds from sale of other real estate owned	-	486
Proceeds from sale of other assets-SBA guaranteed loans	-	209
Purchases of premises and equipment	(259)	(62)
Net cash provided by (used in) investing activities	28,707	(22,115)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	13,820	14,669
Net increase (decrease) in time certificates of deposit	(112)	5,424
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(7,500)	-
Net (decrease) increase in other borrowings	(24,000)	7,800
Net proceeds from issuance ofjunior subordinated deferrable interest debentures	15,000	-
Net proceeds from issuance of common stock	-	4,190
Net proceeds from exercise of stock options	197	14
Net cash (used in) provided by financing activities	(2,595)	32,097
Net increase in cash and cash equivalents	26,878	12,022
Cash and cash equivalents, January 1	27,597	10,239
Cash and cash equivalents, September 30	$54,475	$22,261

Supplemental cash flow information:

Cash paid for interest	$3,204	$3,578
Increase in market value of securities available for sale	923	864
Cash paid for income taxes	131	10
Non-cash investing and financing transactions:
Transfer to OREO from loans receivable, net	-	35

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

         The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ''Company'') and its wholly owned subsidiary, Mercantile National Bank (the ''Bank'').  The unaudited consolidated financial statements reflect the interim adjustments, all of which are of a normal recurring nature and which, in management's opinion, are necessary for the fair presentation of the Company's consolidated financial position and the consolidated results of its operations and cash flows for such interim periods. The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000 (''2000 Form 10-KSB'').

NOTE 2—EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share was 1,621,751 and 989,823 for the three months ended September 30, 2001 and 2000, respectively, and 1,603,365 and 898,573, respectively, for the nine months ended September 30, 2001 and 2000.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings (loss) per share was 1,621,751 and 2,656,737, respectively, for the three months ended September 30, 2001 and 2000 and 3,232,544 and 2,556,196, respectively, for the nine months ended September 30, 2001 and 2000.  Diluted loss per share for the three months ended September 30, 2001 does not include common share equivalents as they are anti-dilutive.

         The following table is a reconciliation of net income and shares used in the computation of earnings (loss) per basic and diluted common share:

	Net Income (loss)	Shares	Per share amount
	(in thousands)

For the three months ended September 30, 2001:
Basic and diluted loss per share	$(197)	1,621,751	$(0.12)

For the three months ended September 30, 2000:
Basic EPS	$632	989,823	$0.64

Effect of dilutive securities:
Options and warrants		126,068
Convertible preferred stock		1,540,846
Diluted EPS	$632	2,656,737	$0.24

For the nine months ended September 30, 2001:
Basic EPS	$1,012	1,603,365	$0.63

Effect of dilutive securities:
Options and warrants		127,819
Convertible preferred stock		1,501,360
Diluted EPS	$1,012	3,232,544	$0.31

For the nine months ended September 30, 2000:
Basic EPS	$2,169	898,573	$2.41

Effect of dilutive securities:
Options and warrants		116,777
Convertible preferred stock		1,540,846
Diluted EPS	$2,169	2,556,196	$0.85

NOTE 3—CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks–demand, federal funds sold and securities sold under agreements to resell.

NOTE 4—INCOME TAXES

         Income tax provision during the three and nine months ended September 30, 2001 was $42,000 and $89,000, respectively, for state income tax and federal alternative minimum tax due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.   No income tax provisions were recorded for the three and nine month periods ended September 30, 2000 except alternative minimum tax.

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

NOTE 5—SOUTH BAY BANK ACQUISITION

         The Company entered into an Agreement and Plan of Reorganization dated July 18, 2001 (the “Agreement”) with South Bay Bank, National Association, pursuant to which the Company has agreed to acquire South Bay on the terms and conditions set forth in the Agreement.  The acquisition will be accomplished through the consolidation of South Bay and an interim national bank to be formed by the Company.  As a result of the consolidation, South Bay will become a wholly owned subsidiary of the Company and the shareholders of South Bay will receive cash in the aggregate amount of approximately $29.1 million, or approximately $10.33 per share (subject to adjustment in certain circumstances) which represents approximately 1.93 times the book value of South Bay at December 31, 2000.  The Company intends to account for the consolidation as a “purchase” for financial reporting purposes.  The transaction requires the approval of both the Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve System (“FRB”).  Final approval for the transaction is pending.

NOTE 6—RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7—TRUST PREFERRED SECURITIES ISSUANCE

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

         The Trust used the proceeds from the issuance and the sale of the Capital Securities and the Common Securities to purchase $15,464,000 aggregate principal amount of the Company’s 10.25 percent fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (the “Debentures”).  The Company may redeem the Debentures prior to such date within 90 days after: the occurrence of certain tax events; the Trust being deemed an investment company; or there is an adverse change in the treatment of the Capital Securities as Tier 1 capital for bank regulatory purposes.  The Company has the right to defer payments of interest on the Debentures for up to 10 consecutive semi-annual payment periods, but not beyond their stated maturity date.  During any period of interest deferral, the Company may not declare or pay cash dividends on, or redeem its capital stock or repay any debt securities that rank junior to the Debentures.

         The Company intends to utilize the proceeds from the issuance and sale of the Debentures for possible business combination activities.

NOTE 8—RECLASSIFICATIONS

         Certain prior year data have been reclassified to conform to current year presentation.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

         National Mercantile Bancorp (the ''Company'') is the holding company for Mercantile National Bank (the ''Bank'').  The Bank constitutes substantially all of the business of the Company.  References to the Company in this Item 2 reflect the consolidated activities of the Company and the Bank.

RESULTS OF OPERATIONS

         The Company recorded a net loss of $197,000, or $0.12 diluted and basic loss per share, during the third quarter of 2001, compared to net income of $632,000, or $0.24 diluted earnings per share, during the third quarter of 2000.  Net earnings per basic share for the third quarter of 2000 was $0.64.  The net loss for the 2001 period resulted primarily from a $450,000 provision for credit losses due to the downgrading of two loans and secondarily due to $329,000 minority interest in income of the guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Debentures”).  Additionally, earnings were impacted by narrowing net interest margins and the maintenance of relatively large federal funds position in anticipation of the funding of the acquisition of South Bay Bank.   The Debentures were issued in July 2001 to fund the Company’s pending acquisition of South Bay Bank, N.A.  (See Note 7 to the financial statements).  The impact of narrower net interest margins was offset by a larger volume of earning assets.   Additionally, 2001 earnings benefited from $92,000 net gains on the sale of securities available for sale as the investment portfolio was repositioned.

         Net income during the first nine months of 2001 was $1.0 million, or $0.31 diluted earnings per share, compared to net income of  $2.2 million, or $0.85 diluted earnings per share, during the first nine months of 2000.  Net income per basic share was $0.63 and $2.41 during the first nine months of 2001 and 2000, respectively.  The decrease in net income during the first nine months of 2001 compared to the same period of 2000 resulted primarily from a $576,000 reverse provision for credit losses in 2000 related to the recovery of a loan previously charged off and the provision for credit losses in 2001 discussed above.  The Company increased its net interest income before provisions for credit losses during the first nine months of 2001 to $7.3 million compared to $6.8 million during the same period in 2000 despite narrower net interest margins as a result of a larger volume of earning assets.  Other operating income was $814,000 for the nine month period ended September 30, 2001 compared to $685,000 during the 2000 period.  The increase was primarily due to gains on sale of securities.  Total other operating expenses were $6.3 million for the first nine months of 2001 compared to $5.8 million for the same period in 2000.  The increase was primarily due to higher salaries and related employee benefits.

         Return on average assets during the first nine months of 2001 was 0.69% compared to 1.67% for the same period of 2000.  Return on average equity for the first three quarters of 2001 and 2000 was 6.05% and 22.92%, respectively.

NET INTEREST INCOME

         The increase in net interest income during the three and nine months ended September 30, 2001 compared to the corresponding periods during 2000 resulted primarily from an increase in net average interest earning assets (the difference between average interest earning assets and average interest bearing liabilities) of $4.5 million and $5.0 million, respectively.  The increase in net average interest earning assets was due primarily to: (i) the growth in the Company’s loan portfolio, primarily in the second half of 2000 and first quarter of 2001, resulting in increases in the average loans receivable of $8.0 million and $19.1 million in the three and nine month periods of 2001, respectively, compared to 2000; and (ii) the Company’s decision to increase its liquidity (principally federal funds) to facilitate the proposed acquisition of South Bay Bank, N.A. for cash.  These increases were funded by deposits and by payoffs and sales of securities, as during the three and nine months ended September 30, 2001, average deposits increased $30.7 million and $21.7 million, respectively, and average securities decreased by $23.2 million and $14.7 million, respectively.  The growth in both average loans receivable and average deposits was a result of the Company’s effort toward expanding and building new customer relationships within existing market niches of business, entertainment, healthcare and community based nonprofit organizations.  The decrease in the average investment securities portfolio was due to increased principal paydowns of mortgage backed securities resulting from decreasing market interest rates and to sales of these securities.

         The net interest income increased for the three months ended September 30, 2001 to 4.17% from 3.51% for the same period last year due to a greater decline in cost of interest-bearing liabilities than the yield on earning assets.  The net yield declined, however, to 5.20% for the third quarter ended September 30, 2001 from 5.31% for the third quarter ended September 30, 2000 due to noninterest bearing liabilities funding lower yielding earning assets.  For the nine months ended September 30, 2001 the net interest income was 4.01% compared to 3.67% for the same period in 2000 likewise due to a more rapid decline in the cost of funding liabilities.  The net yield on earnings assets for the nine months ended September 30, 2001 and 2000 was 5.41% and 5.42%, respectively, nearly flat due to a significantly greater volume of noninterest bearing liabilities funding earning assets.

         During the quarter ended September 30, 2001 average loans receivable increased 8.2% to $104.9 million compared to $97.0 million during the quarter ended September 30, 2000.  The weighted average yield on loans receivable during the quarter ended September 30, 2001 decreased to 8.57% compared to 10.13% during the quarter ended September 30, 2000, reflecting declining market interest rates.

         Average securities decreased 32.6% to $48.1 million during the quarter ended September 30, 2001 compared to $71.3 million during the quarter ended September 30, 2000 as a result of sales of securities and increased principal paydowns on amortizing mortgaged-backed securities due to declining market interest rates.  The weighted average yield on securities decreased to 5.60% during the third quarter of 2001 compared to 6.67% during the third quarter 2000, primarily due to decreased market interest rates which impacted the Company’s variable-rate mortgaged-backed securities, which comprised 24% of the securities portfolio at September 30, 2001 and repositioning of the investment portfolio to shorten the overall duration.

         Average interest-bearing liabilities were nearly flat at $116.6 million during the quarter ended September 30, 2001 compared to $116.5 million during the quarter ended September 30, 2000.  Average interest-bearing deposits increased 36.2% to $99.6 million during the quarter ended September 30, 2001 from $73.1 million during the quarter ended September 30, 2000, due to the growth of money market and savings deposits, time certificates of deposit of $100,000 and over and demand deposits.  $14.5 million of the increase in money market deposits was due to the Company’s placement of most of the proceeds of its July 2001 issuance of the Debentures in a deposit with the Bank.  Average borrowings during the third quarter of 2001 decreased 57.7% to $16.8 million from $39.7 million during the same period in 2000 as the Company replaced other borrowings used to fund its loan growth in 2000 with lower cost deposits.

         The weighted average cost of interest-bearing liabilities decreased to 2.76% during the third quarter of 2001 from 4.99% during the same period of 2000, due to the maturity of higher-cost funding and the repricing of funding liabilities in an environment of lower overall market interest rates.  Additionally, time certificates of deposit, which reprice more slowly than other deposit types, decreased to 35.4% of total deposits for the three months ended September 30, 2001 from 38.4% of total deposits during the same period in 2000.  The weighted average cost of borrowed funds decreased to 4.17% during the third quarter of 2001 from 6.56% during the same period in 2000.  The weighted average cost of interest-bearing deposits decreased to 2.52% during the third quarter of 2001 from 4.06% during the same period of 2000.

         Average total deposits increased 23.7% to $160.2 million during the third quarter of 2001 compared to $129.5 million during the third quarter of 2000 due to the growth in interest-bearing deposits discussed above and $4.3 million growth in noninterest-bearing demand deposits to $60.6 million.

         During the nine months ended September 30, 2001 average loans receivable increased 22.2 % to $105.0 million compared to $85.9 million during the same period in 2000 due to significant growth in the fourth quarter 2000 and first quarter 2001.  Average securities decreased 20.3% to $57.7 million during the nine months ended September 30, 2001 compared to $72.4 million during the same period in 2000 due to a reduction in other borrowings and to provide liquidity for growth in loans.  Average total deposits during the nine months ended September 30, 2001 increased 17.2% to $148.0 million compared to $126.3 million during the same period in 2000.  Average borrowed funds decreased 26.7% to $23.4 million during the nine months ended September 30, 2001 compared to $32.0 million during the same period in 2000.

PROVISION FOR CREDIT LOSSES

         The Company recorded a $450,000 provision for credit losses during the third quarter ended September 30, 2001 related to the downgrade of two loans.  No provision was made in 2000.  During the second quarter of 2000 the Company recorded a reverse provision for credit losses of $576,000 as a result of approximately $1.3 million net recovery related to a previously charged off loan.  The Company did not record any reverse provision for credit losses during 2001.

OTHER OPERATING INCOME

         Other operating income, excluding gains and losses on the sale of securities and assets, totaled $187,000 during the third quarter of 2001, slightly lower than the $199,000 recorded during the third quarter of 2000, due to lower fees from international services. During the nine months ended September 30, 2001, other operating income, excluding gains and losses on the sale of securities and assets, totaled $576,000 compared to $598,000 during the comparable period of 2000.  Similar to the quarterly results, the slight decline was due to a reduction in international service income nearly offset by increases in investment division income and service charges on deposit accounts.

         The Company realized net gains on sale of securities of $92,000 and $238,000 during the third quarter and first nine months of 2001, respectively, compared to a net gain of $18,000 for the first nine months in 2000.  These net gains were made possible by the declining interest rate environment which increased the market value of the Company’s fixed rate securities.  The ability to generate gains on securities is highly dependent on the interest rate environment, and thus there is no assurance the Company will generate any gains on sales of securities in future periods.  The Company had no outstanding other real estate owned in 2001 and accordingly did not record any gain or loss on sale of other real estate owned during that period compared to a net gain of $69,000 recorded during 2000.

OTHER OPERATING EXPENSES

         Other operating expenses increased 6.4% to $2.1 million during the second quarter of 2001 compared to $2.0 million during the second quarter of 2000.  This increase was due primarily to increase in salaries and related benefits of $63,000, with smaller variances among other expense categories.  The increase in salaries and related benefits was due to the Company’s continued expansion of business and entertainment loan production staff including additional staffing for new market niches of healthcare and community based nonprofit organizations and a new branch office opened in March 2001.

         Other operating expenses increased 7.9% to $6.3 million during the nine months ended September 30, 2001 compared to $5.8 million during the same period of 2000, due primarily to $423,000 increase in salaries and related benefits expense resulting from costs associated with the Company’s expansion of banking services and staff mentioned above.

         The Company reported $329,000 allocation of income for the minority interest in the Company’s junior subordinated deferrable interest debentures for the third quarter and nine months ended September 30, 2001 related to the trust preferred securities issued in July 2001 in order to partially fund the pending acquisition of South Bay Bank.

         The following table presents the components of net interest income for the quarters ended September 30, 2001 and 2000.

Average Balance Sheet and
Analysis of Net Interest Income

	Three months ended
	September 30, 2001			September 30, 2000
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)

Assets:
Federal funds sold and securities purchased under agreements to resell	$33,522	$310	3.67%	$13,605	$225	6.58%
Securities available-for-sale	48,069	679	5.60%	71,275	1,195	6.67%
Loans receivable (1) (2)	104,909	2,267	8.57%	96,950	2,468	10.13%
Total interest earning assets	186,500	$3,256	6.93%	181,830	$3,888	8.51%

Noninterest earning assets:
Cash and due from banks - demand	11,641			9,228
Other assets	2,590			2,582
Allowance for credit losses and net unrealized loss on securities available-for-sale	(2,401)			(4,776)
Total assets	$198,330			$188,864

Liabilities and shareholders' equity:
Interest bearing deposits:
Demand	$9,986	$26	1.03%	$7,556	$29	1.53%
Money market and savings	54,384	254	1.85%	37,521	321	3.40%
Time certificates of deposit:
$100,000 or more	31,853	313	3.90%	20,399	289	5.64%
Under $100,000	3,383	39	4.57%	7,665	107	5.55%
Total time certificates of deposit	35,236	352	3.96%	28,064	396	5.61%
Total interest bearing deposits	99,606	632	2.52%	73,141	746	4.06%
Federal funds purchased and securities sold under agreements to repurchase	217	2	3.66%	3,596	61	6.75%
Other borrowings	16,826	177	4.17%	39,732	655	6.56%
Total interest bearing liabilities	116,649	$811	2.76%	116,469	$1,462	4.99%

Noninterest bearing liabilities:
Noninterest bearing demand deposits	60,601			56,320
Other liabilities	1,599			1,699
Shareholders' equity	19,481			14,376
Total liabilities and shareholders' equity	$198,330			$188,864

Net interest income (spread)		$2,445	4.17%		$2,426	3.51%

Net yield on earning assets (2)			5.20%			5.31%

(1)  Includes average balance of nonperforming loans of $500,000 and $700,000 for 2001 and 2000, respectively.

(2)  Yields and amounts earned on loans receivable include loan fees of $88,000 and $56,000 for the three months ended
                September 30, 2001 and 2000, respectively.

The following table presents the components of net interest income for the six months ended June 30, 2001 and 2000.

Average Balance Sheet and
Analysis of Net Interest Income

	Nine months ended
	September 30, 2001			September 30, 2000
			Weighted			Weighted
		Interest	Average		Interest	Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$18,801	$632	4.49%	$8,449	$399	6.31%
Securities available-for-sale	57,695	2,671	6.19%	72,421	3,628	6.69%
Loans receivable (1) (2)	105,031	7,189	9.15%	85,942	6,317	9.82%
Total interest earning assets	181,527	$10,492	7.73%	166,812	$10,344	8.28%

Noninterest earning assets:
Cash and due from banks - demand	11,210			9,233
Other assets	2,595			2,624
Allowance for credit losses and net unrealized loss onsecurities available-for-sale	(2,497)			(5,026)
Total assets	$192,835			$173,643

Liabilities and shareholders' equity:
Interest bearing deposits:
Demand	$8,787	$68	1.03%	$8,140	$85	1.39%
Money market and savings	43,429	837	2.58%	35,721	852	3.19%
Time certificates of deposit:
$100,000 or more	32,328	1,141	4.72%	19,374	778	5.36%
Under $100,000	4,364	180	5.51%	6,976	275	5.27%
Total time certificates of deposit	36,692	1,321	4.81%	26,350	1,053	5.34%
Total interest bearing deposits	88,908	2,226	3.35%	70,211	1,990	3.79%
Federal funds purchased and securities sold under agreements to repurchase	781	30	5.14%	1,223	62	6.77%
Other borrowings	23,439	889	5.07%	32,015	1,520	6.34%
Total interest bearing liabilities	113,128	$3,145	3.72%	103,449	$3,572	4.61%

Noninterest bearing liabilities:
Noninterest bearing demand deposits	59,078	35,218		56,046
Other liabilities	1,666	1,026		1,506
Shareholders' equity	18,963			12,642
Total liabilities and shareholders' equity	$192,835			$173,643

Net interest income (spread)		$7,347	4.01%		$6,772

Net yield on earning assets (2)			5.41%			5.42%

(1) Includes average balance of nonperforming loans of $550,000 and $715,000 for 2001 and 2000, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $298,000 and $115,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

	Three Months Ended September 30,
	2001 vs 2000
			Net
	Increase (decreased) due to(1)		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold securities purchased under agreements to resell	$174	$(375)	$(201)
Securities available-for-sale	(326)	(190)	(516)
Loans receivable (2)	185	(100)	85
Total interest-earning assets	$33	$(665)	$(632)

Interest Expense:
Interest-bearing deposits:
Demand	$6	$(9)	$(3)
Money market and savings	79	(146)	(67)

Time certificates of deposit:
$100,000 or more	113	(89)	24
Under $100,000	(49)	(19)	(68)
Total time certificates of deposit	64	(108)	(44)
Total interest-bearing deposits	149	(263)	(114)
Federal funds purchased and securities sold under agreements to repurchase	(31)	(28)	(59)
Other borrowings	(240)	(238)	(478)
Total interest-bearing liabilities	$(122)	$(529)	$(651)

Net interest income	$155	$(136)	$19

(1)

The change in interest income or interest expense that is attributable to both changes in average volumeand average rate has been allocated to the changes due to (i) average volume and (ii) average rate inproportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate

	Nine months ended September 30, 2001 vs 2000
			Net
	Increase (decrease) due to(1)		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreements to resell	$348	$(115)	$233
Securities available-for-sale	(684)	(273)	(957)
Loans receivable (2)	1,302	(430)	872
Total interest earning assets	$966	$(818)	$148

Interest Expense:
Interest bearing deposits:
Demand	$5	$(22)	$(17)
Money market and savings	149	(164)	(15)
Time certificates of deposit:
$100,000 or more	456	(93)	363
Under $100,000	(108)	13	(95)
Total time certificates of deposit	348	(80)	268
Total interest bearing deposits	502	(266)	236
Federal funds purchased and securities sold under agreements to repurchase	(17)	(15)	(32)
Other borrowings	(326)	(305)	(631)
Total interest bearing liabilities	$159	$(586)	$(427)

Net interest income	$807	$(232)	$575

        (1)           The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate inproportion to the relationship of the absolute amounts of changes in each.

        (2)           Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

                The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:

Estimated Fair Values of and Unrealized

Gains and Losses on Investment Securities

	September 30, 2001				December 31, 2000
	Total amortized cost	Gross unrealized gainsns	Gross unrealized loss	Estimated fair value	Total amortized cost	Gross unrealized gainsns	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury securities	$2,003	$25	$-	$2,028	$2,008	$9	$-	$2,017
GNMA-issued/guaranteed mortgage pass through certificates	5,051	41	-	5,092	5,288	118	-	5,406
Other U.S. government and federal agency securities	-	-	-	-	1,952	42	-	1,994
FHLMC/FNMA-issued mortgage pass through certificates	9,431	311	-	9,742	15,172	86	36	15,222
CMO's and REMIC's issued by U.S.government-sponsored agencies	22,824	186	43	22,967	36,532	1	669	35,864
Privately issued corporate bonds, CMOs and REMICs	2,919	3	136	2,786	4,001	-	87	3,914
	$42,228	$566	$179	$42,615	$64,953	$256	$792	$64,417

                The total amortized cost of investment securities decreased $22.7 million  to $42.2 million at September 30, 2001 from $65.0 million at December 31, 2000 due primarily to $11.2 million sales of securities and  $19.1 million maturities and principal paydowns on amortizing mortgaged-backed securities brought about by decreasing market interest rates.  The Company had a net unrealized gain in securities of $387,000 at September 30, 2001 compared to a net unrealized loss of $536,000 at December 31, 2000.

                At September 30, 2001 the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, in which the aggregate book value exceeded 10% of the Company's shareholders' equity.

LOAN PORTFOLIO

         The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	September 30,		December 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$5,837	6%	$6,578	6%
Secured by multifamily residential properties	3,638	3	3,765	3
Secured by commercial realproperties	38,368	37	40,540	37
Other - secured and unsecured	49,417	47	53,433	48
Real estate construction and land development	3,500	4	1,890	2
Home equity lines of credit	352	-	644	1
Consumer installment and unsecured loans to individuals	3,587	3	3,729	3
Total loans outstanding	104,699	100%	110,579	100%

Deferred net loan origination fees and purchased loan discount	(188)		(331)
Loans receivable, net	$104,511		$110,248

         Total loans outstanding decreased by $5.9 million to $104.7 million at September 30, 2001 compared to $110.6 million at December 31, 2000.  This decrease resulted primarily from a higher volume of payoffs than loan originations during the first nine months of 2001 from its level at December 31, 2000 largely due to borrowers refinancing loans in a relatively competitive low-interest rate environment.

         The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	September 30,	December 31,
	2001	2000
	(Dollars in thousands)

Nonaccrual loans	$2,178	$683
Troubled debt restructurings	-	-
Loans contractually past due 90 or more days with respect to either principal or interest and still accruing interest	-	-
Nonperforming loans	2,178	683
Other real estate owned	-	-
Other assets-SBA guaranteed loan	-	-
Total nonperforming assets	$2,178	$683

Allowance for credit losses as a percent of nonaccrual loans	133.2%	380.2%
Allowance for credit losses as a percent of nonperforming loans	133.2%	380.2%
Total nonperforming assets as a percent of loans receivable	2.0%	0.6%
Total nonperforming assets as a percent of total shareholders' equity	9.5%	3.3%

         Nonaccrual loans increased by $1.5 million during the first nine months of 2001 to $2.2 million compared to $683,000 at December 31, 2000 due primarily to the downgrade of two loans during the third quarter.

         Loan delinquencies greater than 30 days past due decreased to $357,000 or 0.3% of loans outstanding at September 30, 2001 compared to $1.3 million or 1.2% of loans outstanding at December 31, 2000.

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

         Loans charged off during the third quarter and first nine months of 2001 were $22,000 and $372,000, respectively, compared to $7,000 and $114,000 during the third quarter and first nine months of 2000, respectively.  Recoveries of loans previously charged off were $110,000 and $226,000 during the third quarter and first nine months of 2001 compared to $46,000 and $1.4 million for the same periods in 2000.  The relatively large recovery in 2000 is due primarily to one large loan recovery of approximately $1.3 million.

The following table sets forth information concerning the Company's allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Dollars in thousands)

Balance, beginning of period	$2,363	$2,546	$2,597	$1,896
Loan charged off:
Commercial loans:
Secured by one to four family residential properties	-	-	-	-
Secured by commercial real properties	-	-	-	-
Other - secured and unsecured	-	7	268	7
Consumer installment and unsecured loans to individuals	22	-	104	107
Total loan charge-offs	22	7	372	114

Recoveries of loans previously charged off:
Commercial loans:
Secured by one to four family residential properties	-	6	-
Secured by commercial real properties	-	-	-
Other - secured and unsecured	94	12	197	1,336
Consumer installment and unsecured loans to individuals	16	34	23	43
Total recoveries of loans previously charged off	110	46	226	1,379
Net charge-offs (recoveries)	(88)	(39)	146	(1,265)
Provision for credit losses	450	-	450	(576)
Balance, end of period	$2,901	$2,585	$2,901	$2,585

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

Recent Accounting Pronouncements

                The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of SFAS No. 133”.   SFAS Nos. 133 and 138 establish accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value and that changes in the fair value be recognized currently in the statements of operations.  The Company adopted SFAS Nos. 133, 137 and 138 on January 1, 2001.  The impact of the adoption did not have a material effect on the Company’s financial position or result of operations at September 30, 2001 or for the nine months then ended.

                In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”.  Tthe Company has adopted accounting and disclosure requirements of SFAS No. 140 as set forth in paragraphs 15 and 17 of the Statement as of December 31, 2000, and other provisions of the statement as of June 30, 2001.  The adoption of SFAS No. 140 did not have an impact on the financial condition or the results of operations of the Company at September 30, 2001 or for the nine months then ended.

                In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, SFAS 141 supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations” and requires that all business combinations within the scope of the Statement are to be accounted for using only the purchase method, provides a change in criteria for the separate recognition of intangible assets and requires more detailed disclosures.  The provisions of SFAS No.141 apply to business combinations initiated after June 30, 2001.  If its acquisition of South Bay Bank, N.A. is consummated, the Company intends to account for the acquisition under the provisions of SFAS No. 141 upon consummation.

                In June 2001, the FASB issued SFAS No. 142, “Goodwill and other Intangible Assets”, which supersedes APB Opinion No. 17, “Intangibles“, and stipulates, among other provisions, that goodwill shall not be amortized.  SFAS No. 142 requires that goodwill be regularly tested for impairment and recognize a goodwill impairment loss when the carrying amount of goodwill exceeds it implied fair value.  If its acquisition of South Bay Bank, N.A. is consummated, the Company intends to account for any goodwill recognized in the acquisition under the provisions of SFAS No. 142.  At September 30,2001 the Company had no goodwill on its books.

DEBENTURES

         In July 2001 the Company issued $15,464,000 aggregate principal amount of 10.25% fixed-rate junior subordinated deferrable interest debentures due July 2031 (the “Debentures”) to National Mercantile Capital Trust I, a Delaware statutory business trust formed by the Company (the “Trust”) for the sole purpose of selling interests in the Trust and using the proceeds to purchase the Debentures.  The Trust obtained the funds to purchase the Debentures from the private placement of $15,000,000 of 10.25% fixed rate capital securities due July 2031, which securities are guaranteed by the Company with respect to distributions and payments upon liquidation, and from the sale of common interests to the Company.  The Company may call the Capital Securities commencing in July 2006.  The Company intends to utilize the proceeds from the issuance of the Debentures to pay a portion of the cash purchase price for South Bay Bank, N.A., or, if that acquisition is not consummated, for another business combination.  The Company may include a portion of the Debentures as Tier 1 capital for regulatory capital purposes.

CAPITAL ADEQUACY REQUIREMENTS

         At September 30, 2001 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well capitalized institutions and the capital ratios for the Company and the Bank as of September 30, 2001 and December 31, 2000.

Regulatory Capital Information

of the Company and Bank

	Well Capitalized	September 30,	December 31,
	Standards	2001	2000
Company:
Tier 1 leverage	N/A	14.79%	10.73%
Tier 1 risk-based capital	N/A	24.50%	17.00%
Total risk-based capital	N/A	31.92%	18.26%

Bank:
Tier 1 leverage	5.00%	9.70%	9.31%
Tier 1 risk-based capital	6.00%	15.99%	14.74%
Total risk-based capital	10.00%	17.25%	16.00%

LIQUIDITY

         The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the FHLB, and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing investment securities and loans.  Average core deposits (excludes money desk and escrow deposits) and shareholders’ equity comprised 82.2% of total funding at September 30, 2001, compared to 62.5% at December 31, 2000.

ASSET LIABILITY MANAGEMENT

         The following table shows that the Company’s cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $18.4 million at September 30, 2001, an increase from an asset sensitive position of $12.3 million at December 31, 2000.  This change resulted from the Company’s a relatively heavy position maintained in short-term liquid assets during the third quarter 2001 in anticipation of the closing of the South Bay Bank acquisitions and a reduction in the volume of short-repricing funding liabilities.

         The Company’s asset sensitive position during a period of rapidly declining rates, such as 450 basis points reduction in the discount rate by the Federal Reserve Board during the first nine months of 2001, has a negative effect on the Company’s net interest income as changes in the rates of interest-bearing deposits historically have not changed proportionately with changes in market interest rates.  Additionally, the significant decline in market rates of interest during 2001 has resulted in compression of deposit rates limiting the ability to preserve margins as earning asset rates decline.

	September 30, 2001
	Maturing or repricing in
	Less	After three	After one
	than	Months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$43,950	$-	$-	$-	$43,950
Securities available-for-sale, at amortized cost	1,864	2,028	10,848	27,875	42,615
FRB and other stock, at cost	-	-	-	2,369	2,369
Loans receivable	61,098	6,340	24,734	12,339	104,511
Total rate-sensitive assets	106,912	8,368	35,582	42,583	193,445

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	52,460	-	-	-	52,460
Time certificates of deposit	21,474	9,433	704	390	32,001
Other borrowings	9,500	4,000	2,500	-	16,000
Total rate-sensitive liabilities	83,434	13,433	3,204	390	100,461
Interest rate-sensitivity gap	23,478	(5,065)	32,378	42,193	92,984
Cumulative interest rate-sensitivity gap	$23,478	$18,413	$50,791	$92,984
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	128%	119%	151%	193%

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
      The distribution of other time deposits is based on scheduled maturities.

Rate-Sensitive Assets and Liabilities

	December 31, 2000
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$19,700	$-	$-	$-	$19,700
Securities available-for-sale, at amortized cost	18,014	10,227	24,728	11,984	64,953
FRB and other stock, at cost	-	-	-	2,733	2,733
Loans receivable	68,667	14,149	23,871	3,561	110,248
Total rate-sensitive assets	106,381	24,376	48,599	18,278	197,634

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	42,499	-	-	-	42,499
Time certificates of deposit	21,150	9,782	753	428	32,113
Other borrowings	45,000	-	2,500	-	47,500
Total rate-sensitive liabilities	108,649	9,782	3,253	428	122,112
Interest rate-sensitivity gap	(2,268)	14,594	45,346	17,850	75,522
Cumulative interest rate-sensitivity gap	$(2,268)	$12,326	$57,672	$75,522
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	98%	110%	147%	162%

(1) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.
      The distribution of other time deposits is based on scheduled maturities.

SOUTH BAY BANK

                The Company entered into an Agreement and Plan of Reorganization dated July 18, 2001 (the “Agreement”) with South Bay Bank, National Association, pursuant to which the Company has agreed to acquire South Bay on the terms and conditions set forth in the Agreement.  The acquisition will be accomplished through the consolidation of South Bay and an interim national bank to be formed by the Company.  As a result of the consolidation, South Bay will become a wholly owned subsidiary of the Company and the shareholders of South Bay will receive cash in the aggregate amount of approximately $29.1 million, or approximately $10.33 per share (subject to adjustment in certain circumstances) which represents approximately 1.93 times the book value of South Bay at December 31, 2000.  The Company intends to account for the consolidation as a “purchase” for financial reporting purposes.  The transaction is pending final regulatory approval and is expected to close during the fourth quarter 2001.  No assurances can be given that the Company will consummate the acquisition of South Bay Bank.

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

                We establish allowances for credit losses against each segment of our loan portfolio.  At September 30, 2001, our allowance for credit losses equaled 2.8% of loans receivable and 133.2% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of September 30, 2001, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

Economic conditions may worsen.

                Our business is strongly influenced by economic conditions in our market area (principally, the Greater Los Angeles metropolitan area) as well as regional and national economic conditions and in our niche markets, including the entertainment industry in Southern California.  During the past several months that national economy has been recessionary.  Should the economic condition deteriorate further, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans.  In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

Because a significant amount of the loans we make are to borrowers in California, our operations could suffer as a result of local recession or natural disasters in California.

                At September 30, 2001, approximately 50% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

(a)               None.

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

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	November 14, 2001	/s/ Scott A. Montgomery
SCOTT A. MONTGOMERY
Chief Executive Officer

DATE:	November 14, 2001	/s/ DAVID R. BROWN
DAVID R. BROWN
Chief Financial Officer