Form 10QSB/A
period 2001-09-30
NATIONAL MERCANTILE BANCORP
filed 2001-12-21
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer's Common Stock, no par value, as of November 8, 2001 was 1,623,267.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

10.1       Amended and Restated Declaration of Trust – National Mercantile Capital Trust I

10.2       Guarantee Agreement of National Mercantile Bancorp dated July 16, 2001

10.3       Indenture dated as of July 16, 2001 – Junior Subordinated Debt Securities

(b) Reports on Form 8-K.

     On July 24, 2001, the Company filed a report on Form 8-K reporting under Item 5 the Agreement and Plan of Reorganization dated July 18, 2001with South Bay Bank, N.A.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Mercantile Bancorp
(Registrant)

DATE:	December 18, 2001	/s/ Scott A. Montgomery
SCOTT A. MONTGOMERY
Chief Executive Officer

DATE:	December 18, 2001	/s/ DAVID R. BROWN
DAVID R. BROWN
Chief Financial Officer