Form 10KSB
period 2001-12-31
NATIONAL MERCANTILE BANCORP
filed 2002-04-16
CIK 714801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001	Commission File Number 0-15982

NATIONAL MERCANTILE BANCORP

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of

incorporation or organization)

1840 Century Park East

Los Angeles, California

(Address to principal executive offices)

95-3819685

(I.R.S. Employer

Identification No.)

90067

(Zip Code)

Registrant’s telephone number, including area code:  (310) 277-2265

No securities registered pursuant to Section 12(b) of the Act

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Series A Noncumulative Convertible Perpetual Preferred Stock

(Title of Class)

                Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes      ☐   No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

                The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on April 11, 2002, was approximately $9.5 million.

                The number of shares of Common Stock, no par value, of the registrant outstanding as of April 11, 2002 was 1,630,253.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Company’s Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company’s 2001 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-KSB.

This Report Includes a Total of  73 Pages

Index to Exhibits on Page 70

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB

For the Fiscal Year Ended December 31, 2001

ANNUAL REPORT ON FORM 10-K

                    Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and as such may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which National Mercantile Bancorp (referred to as “we” or “our” when such reference includes National Mercantile Bancorp and its subsidiaries, collectively, “National Mercantile” when referring only to the parent company and “the Banks” when referring only to National Mercantile’s banking subsidiaries, Mercantile National Bank and South Bay Bank, N.A.) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision.  Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.  For discussion of the factors that might cause such a difference, see “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Which May Affect Future Operating Results”.

PART I

ITEM 1.      BUSINESS

National Mercantile Bancorp

        National Mercantile Bancorp (“National Mercantile”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a bank holding company with two bank subsidiaries: Mercantile National Bank (“Mercantile National”) and South Bay Bank, N.A. (“South Bay”). National Mercantile’s principal assets are the capital stock of Mercantile National and South Bay.  National Mercantile has been authorized by the Federal Reserve Bank of San Francisco to engage in lending activities separate from the Banks but to date has not done so.

        National Mercantile Capital Trust I, which is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of National Mercantile.

        Our present business strategy is to attract individual and small- to mid-sized business borrowers in specific market niches located in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction lending and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates.  Additionally, we provide a wide array of deposit and investment products that are also designed to meet specific customer needs.  In order to provide the personalized service required by these customers, we use a team approach to customer service combining an experienced relationship management officer with operations support personnel.

        We operate throughout the west side of Los Angeles County including the South Bay, Century City and San Fernando Valley with banking offices in Century City, Torrance, Encino and El Segundo.  Our targeted market niches including the entertainment industry, the healthcare industry, professional services providers, the real estate escrow industry, property managers and community-based nonprofit organizations.  Additionally, we target developers of small commercial real estate properties and customer residential properties.  Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom we attract by establishing relationships with business management firms) and others affiliated with the entertainment industry.  Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.  Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.  In order to grow and expand our array of products and services, we may from time to time open de novo branch banking offices or acquire other financial service-related companies including “in-market” acquisitions with banks of similar size and market presence.  No assurance can be made that we will identify a company which can be acquired on terms and conditions acceptable to us or that we could obtain the necessary regulatory approvals for such an acquisition

        At December 31, 2001, we had total assets of $374.4 million, total loans, net, of $262.0 million and total deposits of $309.1 million.

History

        Mercantile National was organized in 1981 as a national banking association and commenced operations through an office in Century City in 1982.  In 1983 National Mercantile was organized under the laws of the State of California and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the ‘‘BHCA’’), to serve as a holding company for Mercantile National.

        In March 2001, Mercantile National opened a regional office in Encino, California which expanded our client-focused niche banking services to the San Fernando Valley area of Los Angeles.  The Encino regional office focuses on providing banking services to those affiliated with the healthcare industry as well as expanding the client base in the entertainment industry, professional service providers and community-based nonprofit organizations.

        In December 2001, we acquired South Bay, which had offices in Torrance and El Segundo.  The acquisition of South Bay was accounted for under the purchase accounting method.  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values and the results of operations reflect only the period since acquisition.

Competition

                The banking and financial services industry in California generally, and in the Banks’ market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Our primary service area is dominated by a relatively small number of major banks that have many offices operating over a wide geographical area.  The Banks compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Banks.  Nondepository institutions can be expected to increase the extent to which they act as financial intermediaries.  Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system.  Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode.  In addition, many of the major commercial banks operating in our primary service area offer services, such as trust services, which are not offered directly by us and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.

        To compete with other financial institutions in our primary service area, we rely principally upon personal contact by our officers, directors and employees and providing, through third parties, specialized services such as messenger, accounting and other related services.  For clients whose loan demands exceed our legal lending limit, we arrange for such loans on a participation basis with other banks. Our Banks also assist clients requiring other services not offered by us in obtaining such services from other providers.

Economic Conditions, Government Policies, Legislation, and Regulation

        Our profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Banks on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Banks on their interest-earning assets, such as loans extended to their clients and securities held in their investment portfolios, comprise the major portion of our earnings.  These rates are highly sensitive to many factors that are beyond our control , such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on National Mercantile and the Banks cannot be predicted.

        The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”) influence our business.  The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. We cannot fully predict the nature and impact on National Mercantile and the Banks of any future changes in monetary and fiscal policies.

        From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies.

Supervision and Regulation

  General

        Bank holding companies and banks are extensively regulated under both federal and state law.  This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of National Mercantile.  Set forth below is a summary description of certain of the material laws and regulations that relate to the operations of National Mercantile and the Banks. The description does not purport to be a complete description of these laws and regulations and is qualified in its entirety by reference to the applicable laws and regulations.

  National Mercantile

       As a registered bank holding company, National Mercantile and its subsidiaries are subject to the Federal Reserve’s supervision, regulation and examination under the BHCA.

        As a bank holding company, National Mercantile is required to seek the Federal Reserve’s prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company.  Further, National Mercantile is generally allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

        National Mercantile is required by the Federal Reserve to maintain certain levels of capital. See “—Capital Standards, below.”

        Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

        National Mercantile is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, National Mercantile and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

        National Mercantile’s Common Stock and Series A Noncumulative Convertible Perpetual Preferred Stock are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, National Mercantile is subject to the information, proxy solicitation, and other requirements and restrictions of the Exchange Act.

  The Banks

        Both Banks are national banks and members of the Federal Reserve System.  The Banks are subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “Comptroller”) and are also subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve.  The Banks are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and limitations on the types of investments that may be made and services that may be offered.  Various consumer laws and regulations also affect the Banks’ operations.  These laws primarily protect depositors and other customers of the Banks, rather than National Mercantile and its shareholders.

        The OCC or the Federal Reserve have various remedies if they should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation.  These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance.

  USA Patriot Act of 2001

        On October 26, 2001, President Bush signed the USA Patriot Act of 2001.  Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institution of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000 and; (v) filing of suspicious activities reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        We are not able to predict the impact of the Patriot Act on our financial condition or results of operations at this time.

    FDIC

The Banks are subject to examination and regulation by the Federal Deposit Insurance Corporation  (the “FDIC”) under the Federal Deposit Insurance Act (“FDIA”) because its deposit accounts are insured by the FDIC under the Bank Insurance Fund (“BIF”).

Under FDIC regulations, insured depository institution’s are assigned to one of three capital groups for insurance premium purposes — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under “Capital Adequacy Requirements” below.  These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices which, as with the OCC’s enforcement authority, are not limited to cases of capital inadequacy, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC.  In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC.  The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.  The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured depository institution (in addition to the powers of the institution’s primary federal regulatory authority) in cases, among others and upon compliance with certain procedures, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

    Dividends and Other Distributions

        Dividends and capital distributions from the Banks constitute the principal source of income to National Mercantile.  National Mercantile is a legal entity separate and distinct from the Banks, and as such has separate and distinct financial obligations including debt service and operating expenses. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends and capital distributions to National Mercantile.  These include specific restrictions on dividends and capital distributions, as well as requirements to maintain specified levels of regulatory capital and to operate in a safe and sound manner.

                In general, a national bank may not, without prior OCC approval, pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  With a vote of two-thirds or more of its shareholders, a national bank may make a capital distribution resulting in the reduction of its permanent capital.  No capital distribution or dividend can be made if the national bank were to be “under capitalized” following such capital distribution or dividend, and it could be expected that OCC approval would not be likely if such capital distribution or dividend would result in the bank’s being less than “well capitalized”.  A national bank may not declare a dividend in excess of its undivided profits.  The OCC and the Federal Reserve have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank’s current and expected earnings stream, the bank’s need to maintain an adequate capital base and other factors.  Further, the OCC would not permit a dividend or capital distribution if it believed that such dividend or capital distribution would constitute an unsafe or unsound practice.

            Mercantile National is presently unable to pay dividends to National Mercantile because it has no undivided profits and does not anticipate having undivided profits for the foreseeable future.  It could, from time to time and with the consent of the OCC, pay a capital distribution to National Mercantile, but it is not anticipated that such would be approved unless Mercantile National were to remain “well capitalized” following such distribution.

        South Bay has undivided profits of $74,000 as of December 31, 2001, which would be available for dividends.  South Bay has two classes of stock outstanding:  Common Stock, all of which is held by National Mercantile, and Series A Perpetual Preferred Stock, all of which is held by two directors of South Bay.  The South Bay Preferred Stock has priority as to dividends each quarter over the Common Stock in the amount of $53,125.

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

                The OCC has enforcement powers with respect to national banks for violations of federal laws or regulations that are similar to the powers of the Federal Reserve with respect to bank holding companies and nonbanking subsidiaries.  See “Bank Holding Companies,” above.

    Transactions with Affiliates

        The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, National Mercantile or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of National Mercantile or other affiliates. Such restrictions prevent National Mercantile and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of designated amounts.  Further, such secured loans and investments by the Banks to or in National Mercantile or to or in any other affiliate are limited, individually, to 10% of the respective Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the respective Bank’s capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving National Mercantile and other controlling persons of the Banks.  Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of federal law.  See “—Prompt Corrective Action and Other Enforcement Mechanisms.”

   Capital Adequacy Requirements

                Both the Federal Reserve Board and the OCC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and national banks, respectively.  Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for risk-free assets (e.g., cash) to 100% for relatively high-risk assets (e.g., commercial loans).  These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base.  Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base.  The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%.  At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, a limited amount of perpetual preferred stock and minority interests in the equity.  The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance

                The minimum Tier 1 leverage ratio, consisting of Tier 1 capital to average adjusted total assets, is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion.  All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum.  Our capital ratios are shown in the table below.

                The OCC has adopted regulations establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions.  The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The following table shows as of December 31, 2001 the minimum total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage ratios, all of which must be satisfied for a bank to be classified as well capitalized, adequately capitalized or undercapitalized, respectively, together with our ratios which in all cases exceed the well capitalized minimums:

	Total	Tier 1	Tier 1
	risk-based	risk-based	leverage
	capital ratio	capital ratio	ratio
Actual:
National Mercantile Bancorp	11.53%	6.85%	5.55%
Mercantile National Bank	11.76%	10.50%	6.85%
South Bay Bank, NA	10.90%	9.63%	8.72%

Minimum:
Well capitalized (1)	10.00%	6.00%	5.00%
Adequately capitalized	8.00%	4.00%	4.00%	(2)
Undercapitalized	6.00%	4.00%	3.00%

(1)   A bank may not be classified as well capitalized if it is subject to a specific agreement with OCC to meet and maintain a specific level of capital.

(2)   3% for institutions having a composite rating of “1” in the most recent OCC examination.

        If any one or more of a bank’s ratios are below the minimum ratios required to be classified as undercapitalized, it will be classified as significantly undercapitalized provided that if its ratio of tangible equity to total assets is 2% or less, it will be classified as critically undercapitalized.  A bank may be reclassified by the OCC to the next level below that determined by the criteria described above if the OCC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

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

                Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank.  In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan.  The amount of such a guarantee is limited to the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan.  A holding company guarantee of a capital restoration plan results in a priority claim to the holding company’s assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company’s bankruptcy or the subsidiary bank’s insolvency.

        As a condition to the approval of National Mercantile’s acquisition of South Bay, we agreed with the Federal Reserve that we would maintain National Mercantile’s and each of the Bank’s regulatory capital ratios in the well capitalized category for the three years following the closing.  At December 31, 2001, each of the Banks and National Mercantile exceeded the required ratios for classification as well capitalized.

     Safety and Soundness Standards

        The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.

        In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards.  These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.  Under these standards, an insured depository institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations;and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

        These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

  Premiums for Deposit Insurance

        Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Banks up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category.  An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized.  An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

        The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis.  An increase in the assessment rate could have a material adverse effect on National Mercantile’s earnings, depending on the amount of the increase.  The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.  The termination of deposit insurance for one or more of National Mercantile’s subsidiary depository institutions would have a material adverse effect on National Mercantile’s earnings.

        All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

  Interstate Banking and Branching

        The BHCA permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Banks have the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it.  Interstate branches are subject to certain laws of the states in which they are located.  Competition may increase further as banks branch across state lines and enter new markets.

  Community Reinvestment Act and Fair Lending Developments

        The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities.  A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.  The Community Reinvestment Act requires the Bank to ascertain and meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods.  The Bank’s compliance with Community Reinvestment Act is reviewed and evaluated by the OCC, which assigns the Banks a publicly available Community Reinvestment Act rating at the conclusion of the examination.

        The Community Reinvestment Act regulations emphasize measurements of performance in the area of lending (specifically, a bank’s home mortgage, small business, small farm and community development loans), investment (a bank’s community development investments) and service (a bank’s community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of a bank’s community and its capacity and constraints in meeting such needs.  The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

        Further, the federal banking agencies may take compliance with such laws and Community Reinvestment Act obligations into account when regulating and supervising other activities.  An assessment of Community Reinvestment Act compliance is required in connection with applications for OCC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution.  An unfavorable rating may be the basis for OCC denial of such an application, or approval may be conditioned upon improvement of the applicant’s Community Reinvestment Act record.  In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve Board will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.  The federal banking agencies have established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the Community Reinvestment Act

        In connection with its assessment of Community Reinvestment Act performance, the appropriate bank regulatory agency assigns a rating of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”. The results of the most recent exam for each of the Banks are as follows.

Date of most recent
Bank examination		CRA rating
3/02/1998	Mercantile National Bank	Satisfactory
11/15/1999	South Bay Bank	Satisfactory

Employees

        At December 31, 2001, we had 105 full-time employees.  None of the employees is covered by a collective bargaining agreement.  We consider our employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

        We lease approximately 24,000 square feet in an office building at 1840 Century Park East, Century City, California, the location of National Mercantile’s administrative headquarters and Mercantile National’s principal banking office.  The effective rent for the period November 1, 2000 to October 31, 2004 is $2.83 per square foot or $67,607 per month. The rent is subject to annual adjustments for changes in property taxes and operating costs.  The lease expires in October 2004.

        In connection with the lease, National Mercantile issued the landlord a warrant to purchase up to 9.9% of the outstanding shares of capital stock of the Company at December 31, 1997. The exercise price of the warrant is currently $5.00 per share of Common Stock and $10.00 per share of Series A Noncumulative Convertible Perpetual Preferred Stock.  The warrant expires on December 31, 2002. The Company also granted the landlord registration rights with respect to capital stock purchased by the landlord (or its assignee) pursuant to the warrant.

        Mercantile National also leases an approximately 1,650 square foot facility in Encino, California for the primary purpose of providing branch banking operations in the San Fernando Valley.

        South Bay owns a two-story stand alone office building at 2200 Sepulveda Boulevard, Torrance, California which serves as its principal banking office.  South Bay also leases an approximately 1500 square foot facility in El Segundo, California for the primary purpose of providing branch banking operations in the Los Angeles airport area.

        We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow.  We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3.  LEGAL PROCEEDINGS.

        From time to time, we are involved in certain legal proceedings arising in the normal course of our business.  We believe that the outcome of these matters will not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2001.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                The Common Stock and Series A Noncumulative Convertible Perpetual Preferred Stock (the “Series A Preferred”) of National Mercantile are traded on the Nasdaq SmallCap Market, under the symbols MBLA and MBLAP, respectively.  The following table shows the high and low trade prices of the Common Stock and Series A Preferred for each quarter of 2000 and 2001 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

			Series A
	Common Stock		Preferred
Quarter Ended:	High	Low	High	Low

March 31, 2000	8.88	4.38	16.00	8.50
June 30, 2000	8.00	5.50	16.25	12.50
September 30, 2000	8.31	6.00	15.88	13.00
December 31, 2000	7.61	6.25	14.75	13.00
March 31, 2001	8.00	6.38	14.50	13.75
June 30, 2001	7.65	6.60	14.00	14.00
September 30, 2001	8.30	6.60	17.00	14.06
December 31, 2001	7.35	5.65	13.50	11.90

         At March 29, 2002, Naitonal Mercantile had 179 shareholders of record for its Common Stock and 21 shareholders of record for its Series A Preferred.  The number of beneficial owners for the Common Stock and Series A Preferred is higher as many people hold their shares in “street” name.  At March 29, 2002, approximately 82% and 19% of the Common Stock and Series A Preferred, respectively, were held in street name.

        National Mercantile has not paid a cash dividend on the Common Stock since July 1990, and has never paid a cash dividend on the Series A Preferred.  The Series A Preferred is entitled to a noncumulative cash dividend at a rate of 6.5% of its liquidation preference quarterly on the first day of January, April, July, and October of each year, commencing October 1, 2000, before any dividend may be declared upon or paid upon the Common Stock.  As a California corporation, under the California General Corporation Law, generally we may not pay dividends in cash or property except (ii) out of positive retained earnings or (ii) if, after giving effect to the distribution, National Mercantile’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At December 31, 2001, National Mercantile had an accumulated deficit of $13.8 million.  Further, it is unlikely that our assets will ever be at least 1.25 times its liabilities.  Accordingly, the National Mercantile must generate net income of in excess of $13.8 million before it can pay a dividend in cash or property.

ITEM 6.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        National Mercantile Bancorp (“National Mercantile”, on a parent-only basis, and “we” or “our”, on a consolidated basis)  recorded net earnings of $1.2 million for 2001 compared to $2.9 million for 2000.  On a per share basis, 2001 recorded basic earnings of $0.72 and fully-diluted earnings of $0.28 compared to $2.77 and $1.08, respectively, for 2000.  The decrease in net earnings was due to a $791,000 increase in operating expenses and $722,000 allocated to the minority interest in our trust preferred debentures.  Additionally, in 2001 provisions for credit losses were $517,000 compared to a $576,000 recapture of allowances for credit losses, resulting in a reverse provision, in 2000.  Partially offsetting these factors, net interest income increased $478,000 in 2001, despite a lower net yield on earning assets, and other operating income increased $365,000 over 2000.

        Total assets at December 31, 2001 were $374.4 million compared to $204.8 million at year end 2000.  The increase is largely attributable to the acquisition of South Bay in December 2001.  Contributing to asset growth was the issuance of $15 million trust preferred securities in July 2001 and $29.3 million growth in demand, money market and savings accounts partially offset by a $29.6 million reduction in other borrowings.  This additional net funding was primarily deployed in greater levels of federal funds sold and loans partially offset by a lower volume of investment securities available for sale.

        The trust preferred securities are accounted for on the balance sheet as guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net of issuance costs.  The amount earned by the holders of the trust preferred securities is treated as an allocation of income to minority interests.

        The allowance for credit losses at December 31, 2001 was $6.5 million compared to $2.6 million at December 31, 2000.  The increase is primarily due to the addition of the South Bay allowance for credit losses of $3.6 million and secondarily due to provisions to the allowance during the year of $517,000 partially offset by net charge-offs of $218,000.

Table 1
Operations Summary
	Year Ended	Increase			Year Ended
	December 31,	(Decrease)			December 31,
	2001	Amount	%		2000
	(Dollars in thousands)
Interest income	$13,791	$(669)	(4.6%	)	$14,460
Interest expense	3,876	(1,147)	(22.8%	)	5,023
Net interest income	9,915	478	5.1%		9,437
Provision for credit losses	517	1,093	(189.8%	)	(576)
Other operating income	1,233	365	42.1%		868
Other operating expense	8,661	791	10.1%		7,870
Minority interest in the company’s junior
subordinated deferrable interest debenture-net	722	722	100.0%		0

Income before income taxes	1,248	(1,763)	(58.5%	)	3,011
Income taxes	92	25	37.3%		67
Net income	$1,156	$(1,788)	(60.7%	)	$2,944

OPERATIONS SUMMARY ANALYSIS

Net Interest Income

        Our earnings depend largely upon the difference between the income earned on our loans and other investments and the interest paid on our deposits and borrowed funds. This difference is net interest income. Our ability to generate net interest income is largely dependent on our ability to maintain sound asset quality and appropriate levels of capital and liquidity. Our inability to maintain strong asset quality, capital or liquidity may adversely affect (i) the ability to accommodate desirable borrowing customers, thereby inhibiting growth in quality higher-yielding earning assets; (ii) the ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

        Net interest income increased $478,000 to $9.9 million during 2001 compared to $9.4 million during 2000.  The increase was achieved despite a narrowing of the net yield on earning assets due to a significantly greater volume of earning assets funded by a greater volume of noninterest-bearing liabilities combined with a greater decrease in the overall cost of funds than the decrease in the yield on earning assets.

        Average earning assets increased $14.6 million to $186.7 million during 2001 compared to 2000 while the average yield on earning assets declined from 8.40 percent to 7.39 percent.  Total interest income decreased $669,000 due to an overall decline in interest rates during 2001 and a shift in the mix of earning assets to lower yielding assets.

        Interest income from loans increased $694,000 to $9.7 million during 2001 due to $22.7 million greater average volume offset by a 137 basis point (one basis point is equal to .01 percent) decline in yield.  The average amount of securities available-for-sale decreased $20.0 million while the average yield declined 44 basis points resulting in a $1.6 million decrease in interest income.  Interest income from federal funds sold increased $200,000 due to $11.9 million greater average volume largely offset, however, by a 2.61 percent decrease in average yield.  The greater volume of federal funds sold was due to the maintenance of readily liquid funds during the period required to consummate the acquisition of South Bay.

        Average interest-bearing liabilities increased $3.7 million to $110.3 million during 2001 compared to $106.6 million during 2000.  Interest expense decreased, however, due to a 120 basis point decline in the average cost of funds for 2001.  The decrease in the cost of funds was due to the overall lower interest rate environment during 2001 and a change in the composition of interest-bearing liabilities to lower cost funds.  Relatively high-cost other borrowings, consisting primarily of advances from the Federal Home Loan Bank, averaged $11.6 million lower in 2001 than 2000.  The average amount of moderate-cost time certificates of deposit increased $11.3 million while lower-cost money market and savings deposits and interest-bearing demand deposits increased $2.7 million and $1.5 million, respectively.

        The net interest margin increased to 3.87 percent from 3.69 percent due to a greater volume of earning assets funded by noninterest-bearing sources of funds.  Noninterest-bearing demand deposits averaged $58.9 million during 2001 compared to $56.8 million in 2000.  Guaranteed preferred beneficial interests in National Mercantile’s junior subordinated deferrable interest debentures that were issued in June 2001 averaged $7.6 million for the year.  Shareholders’ equity averaged $22.5 million during 2001 compared to $14.4 million during the prior year primarily due to our secondary offering of common shares in September 2000.

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

Table 2
Ratios to Average Assets
	2001	2000
Net interest income	4.94%	5.26%
Other Operating income	0.61%	0.48%
Provision for credit losses	(0.26% )	0.32%
Other operating expense	(4.32% )	(4.39% )
Minority interest in the company’s junior
subordinated deferrable interest debenture, net	(0.36% )	—
Income before income taxes	0.61%	1.68%

Net income	0.58%	1.64%

    Interest Rate Spread and Net interest Margin

        We analyze earnings performance using, among other measures, the interest rate spread and net interest margin.  The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities.  Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets.  Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes and changes relative to the amount of interest earning assets and interest bearing liabilities. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board.  Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate.  Table 4 presents the weighted average yield on each category of interest earning assets, the weighted average rate paid on each category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for 2001 and 2000.  Yields on tax-exempt investment securities presented in Table 4 have not been adjusted to a fully taxable equivalent because we do not realize a substantial tax benefit due to the utilization of net operating loss carryforwards.

        Our net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest bearing demand deposits relative to total funding sources.  Average noninterest bearing demand deposits totaled $58.9 million, representing 39.9% of average deposits, during 2001, compared to $56.8 million, representing 43.7% of average deposits, during 2000.  Of these noninterest bearing demand deposits during 2001, $19.7 million or 33.5% of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $14.8 million or 26.1% of average noninterest bearing deposits during 2000.  While these deposits are noninterest bearing, they are not cost free funds.  Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by us to the extent that such depositors maintain certain average noninterest bearing deposits.  Customer service expense is classified as other operating expense.  If customer service expenses related to escrow customers had been classified as interest expense, our reported net interest income for 2001 and 2000, would have been reduced by $510,000 and $550,000, respectively.  Similarly, this would create identical reductions in other operating expense.  The net interest margin for 2001 and 2000 would have decreased 46 basis points and 32 basis points, respectively.   The expense associated with these deposits declined in 2001 from 2000 despite the increase in volume because we reduced the amount of customer services provided.

			Net			Net
	Increase (decrease) due to:		Increase	Increase (decrease) due to:		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
			(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased
under agreement to resell	$760	$(560)	$200	$98	$129	$227
Securities available-for-sale	(1,339)	(224)	(1,563)	100	320	420
Loans receivable (2)	2,260	(1,566)	694	2,723	545	3,268
Total interest-earning assets	1,681	(2,350)	(669)	2,921	994	3,915

Interest Expense:
Interest-bearing deposits:
Demand	$21	$(42)	$(21)	$15	$7	$22
Money market and savings	91	(330)	(239)	235	187	422
Time certificates of deposit:
$100,000 or more	583	(277)	306	58	49	107
Under $100,000	20	(111)	(91)	(222)	41	(181)
Total time certificates of deposit.....	603	(388)	215	(164)	90	(74)
Total interest-bearing deposits	715	(760)	(45)	86	284	370
Other borrowings	(742)	(329)	(1,071)	699	378	1,077
Federal funds purchased and securities sold under agreements to repurchase	(18)	(13)	(31)	(8)	26	18
Total interest-bearing liabilities	(45)	(1,102)	(1,147)	777	688	1,465

Net interest income	$1,726	$(1,248)	$478	$2,144	$306	$2,450

(1)  The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)  Table does not include interest income that would have been earned on nonaccrual loans.

Table 4
Average Balance Sheet and
Analysis of Net Interest Income
	2001			2000
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
			(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$21,446	$812	3.79%	$9,566	$612	6.40%
Securities available-for-sale	51,665	3,236	6.26%	71,662	4,799	6.70%
Loans receivable (1) (2)	113,615	9,743	8.58%	90,909	9,049	9.95%
Total interest earning assets	186,727	13,791	7.39%	172,137	14,460	8.40%

Noninterest earning assets:
Cash and due from banks — demand	11,698			9,462
Other assets	4,900			2,571
Allowance for credit losses and net unrealized (loss) gain on sale of securities available-for-sale	(2,794)			(4,778)
Total assets	$200,530			$179,392

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$9,562	$92	0.96%	$8,066	$113	1.40%
Money market and savings	40,396	1,019	2.52%	37,660	1,258	3.34%
Time certificates of deposit:
$ 100,000 or more	31,807	1,409	4.43%	20,809	1,103	5.30%
Under $100,000	6,975	308	4.42%	6,647	399	6.00%
Total time certificates of deposit	38,782	1,717	4.43%	27,456	1,502	5.47%
Total interest-bearing deposits	88,740	2,828	3.19%	73,182	2,873	3.93%
Other borrowings	20,865	1,011	4.85%	32,424	2,082	6.42%
Federal funds purchased and securities sold under agreements to repurchase	733	37	5.05%	998	68	6.81%
Total interest-bearing liabilities	110,338	3,876	3.51%	106,604	5,023	4.71%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	58,883			56,787
Other liabilities	1,197			1,630
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	7,592			—
Shareholders’ equity	22,520			14,371
Total liabilities and shareholders’ equity	$200,530			$179,392

Net interest income (spread)		$9,915	3.88%		$9,437	3.69%

Net yield on earning assets (2)			5.31%			5.48%

(1)  The average balance of nonperforming loans has been included in loans receivable.

(2)  Yields and amounts earned on loans receivable include loan fees of $403,000 and $222,000 for the years ended December 31, 2001 and 2000, respectively.

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

        During 2001, we provided $517,000 to the allowance for credit losses.  Management determined that an increase in the allowance for credit losses was warranted due to: (i) a reassessment of the quality of the loan portfolio resulting in the downgrade of several signficant credits; and (ii) the slowdown in economic activity during 2001.  In 2001 net charge-offs were $218,000 compared to net recoveries of $1.3 million in 2000.

        During 2000 we realized a net recovery of $1.3 million related to a previously charged off loan.  The entire recovery was accounted for as an increase to the allowance for credit losses.  Based on the resulting level of the allowance for credit losses after giving effect for this recovery, management recognized $576,000 as a negative provision for credit losses during 2000.  Management determined that an increase in the allowance for credit losses was warranted due to: (i) an increasing portion of the loan portfolio being represented by larger loans (loans with balances greater than $1.0 million); and (ii) the recent growth in loans receivable.

        Based on continued loan growth, the relative uncertainty regarding the state of the economy, the level of nonperforming loans and a relatively constant level of charge offs, it is anticipated that regular provisions for credit losses will be made during 2002.  Credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management’s control.  Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the allowance for credit losses.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by us and our regulators may indicate a requirement for increases in the allowance for credit losses through  additions to the provision for credit losses.

Other Operating Income

        Other operating income was $1,233,000 and $868,000 in 2001 and 2000, respectively.  A breakdown of other operating income by category is reflected below:

Table 5
Other Operating Income
	2001	2000
	(Dollars in thousands)
Other operating income:
Securities transactions:
Net gain on sale of securities available—for-sale	$374	$18
Fee income:
International services	51	110
Investment services	104	88
Deposit and other customer services	684	583
Other:
Gain on other real estate owned and fixed assets	20	69
Total other operating income	$1,233	$868

        During 2001 we recorded a net gain on the sale of securities available-for-sale of $374,000 compared to a net gain of $18,000 during 2000.

          Fee income related to international services decreased $59,000 or 53.6% as we have reduced our focus on providing these services.  Investment and deposit related services increased 17.4% to $788,000 during 2001, compared to similar fee income of $671,000 in 2000.  The increase in investment and deposit related services was primarily due to deposit growth of “transaction” and money market type accounts during 2001.

Other Operating Expenses

        Other operating expense increased $791,000 to $8.7 million in 2001, compared to $7.9 million during 2000.  A breakdown of other operating expense by category is reflected below:

Table 6
Other Operating Expenses
	2001	2000
	(Dollars in thousands)
Other operating expenses:
Salaries and related benefits	$4,474	$3,906
Net occupancy	1,034	966
Furniture and equipment	275	323
Printing and communications	324	280
Insurance and regulatory assessments	312	296
Client services	826	835
Computer data processing	448	416
Legal services	227	170
Other professional services	411	396
Other real estate owned expenses	(25)	3
Promotion and other expenses	355	279
Total other operating expenses	$8,661	$7,870

         Salaries and related benefits increased 14.5% and net occupancy expense increased 7.0% primarily due to our expansion of banking services with a new branch banking office in Encino.  Furniture and equipment expenses decreased 14.9% during 2001 to $275,000, compared to $323,000 during 2000 due to costs associated with a refurbishment project of existing facilities in 2000.  Legal expenses increased 33.5% to $227,000 during 2001 from $170,000 during 2000 primarily due to increased activity required for loan collections.

Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates.  Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all or some portion will not be realized.  Deferred income tax expense (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense (benefit) for the year.

        At December 31, 2001, our deferred tax asset totaled $8.4 million with no recorded valuation allowance.  At December 31, 2000 the deferred tax asset was $7.0 million, however, a valuation allowance recorded against the asset resulted in a net deferred tax asset of zero.  During 2001 a reduction in the deferred tax valuation allowance was recorded as part of purchase accounting for the acquisition of South Bay with the benefit shown as a reduction of goodwill.

        For tax purposes at December 31, 2001, the Company had (i) federal NOLs of $16.9 million, which begin to expire in 2009; (ii) California NOLs of $273,000 which will expire in 2002; (iii) a federal AMT credit carryforward of $279,000, and (iv) a California AMT credit carryforward of $16,000.  The AMT credits carryforward indefinitely.

        No income tax provision was recorded during 2001 and 2000 other than alternative minimum tax (“AMT”) of $92,000 and $67,000, respectively, due to the utilization of previously unrecognized tax benefits to offset current period tax liability.

        Additionally, federal and state income tax laws provide that following an ownership change of a corporation with NOLs, a net unrealized built-in loss or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs, built-in losses or tax credit carryovers generally cannot exceed a prescribed annual limitation.  The annual limitation generally equals the product of the fair market value of the corporation immediately before the ownership change (subject to certain adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Internal Revenue Service.  If such limitations were to apply to the Company, the ability of the Company to reduce future taxable income by the NOLs could be severely limited.

Accumulated Other Comprehensive Income

         Changes in the unrealized gain on available-for-sale securities, net of taxes is the only component of other comprehensive income for the Company.  At December 31, 2001 the net unrealized gain on available-for-sale securities was $56,000 compared to an unrealized loss of $536,000 at December 31, 2000.

         During 2001 the U.S. economy experienced significant delines in interest rates across all maturity durations following the Federal Reserve Open Market Committee reduction in the federal funds target rate and the discount rate.  The reduction in interest rates increased the estimated fair value of the Company’s portfolio of largely fixed rate available-for-sale securities resulting in $966,000 unrealized holding gain during 2001 .

FINANCIAL CONDITION

Regulatory Capital

                The following table sets forth the regulatory standards for well-capitalized institutions and our regulatory capital ratios as of December 31, 2001 and 2000.

Table 7
Regulatory Capital Information
of the Company and Banks
	Well Capitalized	December 31,
	Standards	2001	2000
National Mercantile Bancorp:
Tier 1 leverage	5.00%	5.55%	10.73%
Tier 1 risk-based capital	6.00%	6.85%	17.00%
Total risk-based capital	10.00%	11.53%	18.26%

Mercantile National Bank:
Tier 1 leverage	5.00%	6.85%	9.31%
Tier 1 risk-based capital	6.00%	10.50%	14.74%
Total risk-based capital	10.00%	11.76%	16.00%

South Bay Bank, NA:
Tier 1 leverage	5.00%	8.72%	n/a
Tier 1 risk-based capital	6.00%	9.63%	n/a
Total risk-based capital	10.00%	10.90%	n/a

        National Mercantile’s  Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $19.6 million and $21.2 million at December 31, 2001 and 2000, respectively.  Our Tier 1 capital in 2001was affected by several factors.   During 2001 we issued $15 million in trust preferred securities.  Federal Reserve Bank capital rules allow trust preferred securities to represent 25% of total Tier 1 capital with the excess treated as Tier 2 capital.  At December 31, 2001 trust preferred securities represented $4.7 million and $9.8 million of Tier 1 and Tier 2 capital, respectively.   We issued $1 million Series B Preferred stock in December 2001.  Additionally, $676,000 minority interest in South Bay’s preferred stock, net of the discount for beneficial conversion rights as well as the $1.8 million discount recorded as additional paid in capital is includable in National Mercantile’s Tier 1 capital.  Disallowed against National Mercantile’s Tier 1 capital is the $5.6 million goodwill recorded in the acquisition of South Bay and $5.7 million of the deferred tax asset that is not expected to be utilized during the next twelve months based upon estimated consolidated earnings of $3.0 million for 2002.  A reduction in estimated earnings will increase the amount of the disallowed tax asset and will have the effect of reducing our regulatory capital.

        The reduction of our regulatory capital ratios at December 31, 2001 compared to the prior year is due to the changes in capital discussed above as well as the consolidation of South Bay’s assets acquired in the business combination.

        Mercantile National’s Tier 1 capital was $13.1 million and $18.2 million at December 31, 2001 and 2000, respectively.  The decrease in Tier 1 capital during 2001 was due to a $6 million reduction in capital surplus paid to National Mercantile in conjunction with the financing of the South Bay acquisition.  South Bay’s Tier 1 capital at December 31, 2001 was $16.1 million represented by National Mercantile’s $24.8 million investment and undistributed earnings and $2.5 million preferred stock less $5.6 million goodwill and $5.7 million disallowed deferred tax asset.  Because the disallowed deferred tax asset is based upon our estimated twelve-month’s earnings of the consolidated entity, as discussed above, a reduction in estimated earnings will likewise reduce South Bay’s regulatory capital.

  Liquidity Management

                The objective of liquidity management is to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost effective basis.  We manage to this objective primarily through the selection of asset and liability maturity mixes.  Our liquidity position is enhanced by the ability to raise additional funds as needed through available borrowings or accessing the wholesale deposit market.

                Our deposit base provides the majority of funding requirements.  This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 73.6% and 80.5% of funding for average total assets during 2001 and 2000, respectively.  The reduction of 6.9%, despite significant deposit growth, was attributable to the funds provided by the additional capital raised in the third quarter of 2000 and the proceeds from the trust preferred issuance in June 2001.

                A significant portion of remaining funding of average total assets is provided by other borrowings, specifically FHLB advances, which averaged $20.9 million during 2001 compared to $32.4 million during 2000.  The decline in other borrowings during 2001 was offset by growth in deposits and capital sources of funding as well as the reduction in securities available-for-sale.

                Liquidity is also provided by assets such as federal funds sold and securities purchased under resale agreements that may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $21.4 million during 2001, as compared to $9.6 million during 2000.  This increase resulted primarily from the growth in our average deposits, increase in capital funds and reduction in securities available-for-sale.  Liquid assets were maintained at relatively high levels in 2001 due to the liquidity required to consummate the South Bay acquisition.

        The portfolio of available-for-sale securities is an additional source of liquidity, which averaged $51.7 million during 2001 compared to $71.7 million in 2000.  The securities available-for-sale were reduced in 2001 in order to payoff other borrowings and reduce the exposure to value deterioration in anticipation of a rebound in interest rates.  The unpledged portion of investment securities at December 31, 2001 totaled $8.8 million and was available as collateral for borrowings.  Maturing loans also provide liquidity, of which $145.8 million of the Bank’s loans are scheduled to mature in 2002.

        At December 31, 2001, the balance of cash and cash equivalents was $52.1 million, an increase of $24.5 million from the end of the prior year.

        Net cash provided by operating activities totaled $1.1 million in 2001 compared to $2.9 million in 2000.  The primary source of funds is net income from operations adjusted for: provision for loan losses and depreciation and amortization.  Net cash provided by investing activities totaled $19.3 million in 2001 compared to net cash used in investing activities of $28.7 million in 2000.  The increase in cash provided by investing activities resulted from proceeds from sales, repayments and maturities of securities available-for-sale and a decrease in net loan originations; these factors were partially offset by cash used in acquiring South Bay.  Net cash provided by financing activities amounted to $4.1 million in 2001 compared to $43.1 million in 2000.  The decrease in 2001 resulted primarily from a decrease in time certificates of deposits, borrowed funds and securities sold under agreements to repurchase offset by an increase in demand, money market and savings deposits and the issuance of trust preferred securities.

Interest Rate Risk Management

                Interest rate risk management seeks to maintain a stable growth of income and manage the risk associated with changes in interest rates.  Net interest income, the primary source of earnings, is affected by interest rate movements.  Changes in interest rates have a lesser impact the more that assets and liabilities reprice in approximately equivalent amounts at basically the same time intervals.  Imbalances in these repricing opportunities at any point in time constitute interest sensitivity gaps, which is the difference between interest sensitive assets and interest sensitive liabilities.

                Interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities, is managed by the Interest Rate Risk Management Committee (“IRRMC”).  The principal objective of IRRMC is to maximize net interest income within acceptable levels of risk established by policy.

                We manage interest rate sensitivity by matching the repricing opportunities on our earning assets to those on our funding liabilities.  We use various strategies to manage the repricing characteristics of our assets and liabilities to ensure that exposure to interest rate fluctuations is limited within guidelines of acceptable levels of risk-taking.  Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of our securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.  Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings.  These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

                An asset sensitive gap means an excess of interest sensitive assets over interest sensitive liabilities, whereas a liability sensitive gap means an excess of interest sensitive liabilities over interest sensitive assets.  In a changing rate environment, a mismatched gap position generally indicates that changes in the income from interest earning assets will not be proportionate to changes in the cost of interest bearing liabilities, resulting in net interest income volatility.

                 Table 8 compares our interest rate gap position as of December 31, 2001 and 2000.  The gap report shows a cumulative one year interest rate asset sensitivity gap of $27.0 million at December 31, 2001, a change from an asset sensitivity gap of $12.3 million at December 31, 2000.  Our federal funds sold at December 31, 2001 was $39.4 million providing ready liquidity to accommodate the anticipated withdrawal of a short-term deposit of approximately $29.7 million.  Adjusted for this temporary position, the cumulative one year interest rate gap would be a liability sensitive gap of $2.7 million and a ratio of rate sensitive assets to rate sensitive liabilities of 99%.

                Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the interest rate sensitivity position.  To supplement traditional gap analysis, interest rate sensitivities are also monitored through the use of simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and estimate the related impact on net interest income.  The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest environments.

                Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flow and maturities of all financial instruments, anticipated future business activity, deposit sensitivity and changes in market conditions.  These assumptions are inherently uncertain and, as a result, these models cannot  precisely estimate the impact that higher or lower rate environments will have on net interest income.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies.

                At December 31, 2001 and 2000, our distribution of rate sensitive assets and liabilities was as follows:

Table 8
Rate-Sensitive Assets and Liabilities
	December 31, 2001
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities
purchased under agreements to resell	$39,405	$—	$—	$—	$39,405
Securities available-for-sale, at amortized cost	2,014	—	96	39,517	41,627
FRB and other stock, at cost	—	—	—	2,552	2,552
Loans receivable	164,632	19,838	58,051	19,447	261,968
Total rate-sensitive assets	206,051	19,838	58,147	61,516	345,552

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and
savings	94,642	—	—	94,642
Time certificates of deposit	48,253	37,853	13,747	—	99,853
Other borrowings	12,657	5,439	2,500	—	20,596
Total rate-sensitive liabilities	155,552	43,292	16,248	0	215,091
Interest rate-sensitivity gap	50,499	(23,454)	41,900	61,516	130,460
Cumulative interest rate—sensitivity gap	$50,499	$27,045	$68,946	$130,461
Cumulative ratio of rate sensitive assets to rate—sensitive liabilities	132%	114%	132%	161%

(1)  Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.  The distribution of other time deposits is based on scheduled maturities.

Table 8
Rate—Sensitive Assets and Liabilities
	December 31, 2000
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities
purchased under agreements to resell	$19,700	$—	$—	$—	$19,700
Securities available-for-sale, at amortized cost	18,014	10,227	24,728	11,984	64,953
FRB and other stock, at cost	—	—	—	2,733	2,733
Loans receivable	68,667	14,149	23,871	3,561	110,248
Total rate-sensitive assets	106,381	24,376	48,599	18,278	197,634

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	42,499	—	—	—	42,499
Time certificates of deposit	21,150	9,782	753	428	32,113
Other borrowings	45,000	—	2,500	—	47,500
Total rate-sensitive liabilities	108,649	9,782	3,253	428	122,112
Interest rate-sensitivity gap	(2,268)	14,594	45,346	17,850	75,522
Cumulative interest rate-sensitivity gap	$(2,268)	$12,326	$57,671	$75,522
Cumulative ratio of rate sensitive assets to
rate-sensitive liabilities	98%	110%	147%	162%

(1)  Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.  The distribution of other time deposits is based on scheduled maturities.

Investment Securities

        We invest in investment securities consisting primarily of mortgage-related securities to: (i) generate interest income pending the ability to deploy those funds in loans meeting our lending strategies; (ii) increase net interest income where the rates earned on such investments exceed the related cost of funds, consistent with the management of interest rate risk; and (iii) provide sufficient liquidity in order to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost efficient basis.

    We generally classify our investment securities as available-for-sale except for investment securities we have the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities.   There were no held-to-maturity securities at December 31, 2001 and 2000.

        Table 9 provides certain information regarding, our investment securities.

Table 9

Estimated Fair Values of and Unrealized
Gains and Losses on Investment Securities
	December 31, 2001				December 31, 2000
	Total	Gross	Gross	Estimated	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair	amortized	unrealized	unrealized	fair
	cost	gains	loss	value	cost	gains	loss	value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities	$2,001	$13	$—	$2,014	$2,008	$9	$—	$2,017
GNMA-issued/guaranteed mortgage
pass through certificates	4,503	—	27	4,476	5,288	118	—	5,406
Other U.S. government and federal
agency securities	—	—	—	—	1,952	42	—	1,994
FHLMC/FNMA-issued mortgage
pass through certificates	15,928	179	32	16,075	15,172	86	36	15,222
CMO’s and REMIC’s issued by U.S.
government-sponsored agencies	16,590	162	29	16,723	36,532	1	669	35,864
Privately issued Corporate bonds,
CMO’s and REMIC’s securities	2,510	4	175	2,339	4,001	—	87	3,914
	$41,532	$358	$263	$41,627	$64,953	$256	$792	$64,417

FRB and other stocks	2,552	—	—	2,552	2,733	—	—	2,733

        At December 31, 2001, we held no securities from any issuer other than by the U.S. government and U.S. government agencies and corporations in which the aggregate book value exceeded 10% of our shareholders’ equity.

        Our present strategy is to stagger the maturities of investment securities to meet our overall liquidity requirements.  Table 10 sets forth information concerning the contractual maturity of and weighted average yield of the Company’s investment securities at December 31, 2001.

Table 10
Maturities of and Weighted Average Yields on Investment Securities
			After one but		After five but					Weighted
	Within one year		within five years		within ten years		After ten years			Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$2,014	6.10%	$—	—	$—	—	$—	—	$2,014	6.10%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	4,476	6.17%	4,476	6.17%
Other U.S. government and federal
agencies	—	—	—	—	—	—	—	—	—	—
FHLMC/FNMA-issued mortgage
pass-through certificates	—	—	96	6.33%	1,645	5.96%	14,334	6.53%	16,075	6.47%
CMO’s and REMIC’s issued by
U.S. government-sponsored
agencies	—	—	—	—	1,993	5.33%	14,730	5.54%	16,723	5.51%
Privately issued Corporate bonds,
CMO’s and REMIC’s securities..	—	—	—	—	—	—	2,339	4.80%	2,339	4.80%
	$2,014	6.10%	$96	6.33%	$3,638	5.61%	$35,879	5.96%	$41,627	5.94%

Amortized Cost	$2,001		$96		$3,643		$35,792		$41,532

        Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Lending Activities

Our present lending strategy is to attract individual and small to mid-sized business borrowers in specific market niches, as well as real estate developers and investors, located in the coastal area of Los Angeles County, including the South Bay, LAX, and west Los Angeles, and the San Fernando Valley area of Los Angeles, by offering a variety of loan products and a full range of banking services coupled with highly personalized service.  Loan products include commercial real estate loans, construction financing, revolving lines of credit, term loans and consumer and home equity loans, along with an array of deposits and investment accounts that often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates, including the ability to evaluate the revenue streams and other sources of repayment supporting the loan.  In order to provide the personalized service required by these customers, we use a team approach to customer service combining an experienced relationship management officer with operations support personnel.

Our targeted market niches have included the entertainment industry, professional services providers, healthcare and community-based nonprofit organizations.  Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom the Company attracts by establishing relationships with business management firms), and others affiliated with the entertainment industry.   Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.  Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.

Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated:

Table 11
Loan Portfolio Composition
	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family
residential properties	$27,069	10%	$6,578	6%	$4,405	6%	$5,005	9%	$6,545	11%
Secured by multifamily residential properties	8,492	3	3,765	3	5,355	7	3,111	5	2,494	4

Secured by commercial real properties	95,142	36	40,540	37	28,233	38	20,839	36	22,324	36

Other — secured and unsecured	85,292	33	53,433	48	33,221	45	24,337	43	21,264	35
Real estate construction and land development	30,811	12	1,890	2	6	—	—	—	3,148	5
Home equity lines of credit..	6,511	3	644	1	367	1	271	1	252	0
Consumer installment and unsecured loans to individuals	8,795	3	3,729	3	2,496	3	3,707	7	5,508	9
Total loans outstanding	262,112	100%	110,579	100%	74,083	100%	57,270	100%	61,535	100%

Deferred net loan origination
fees and purchased loan discount	(144)		(331)		(240)		(298)		(283)
Loans receivable, net	$261,968		$110,248		$73,843		$56,972		$61,252

Most of the our commercial loans are generally within $100,000 to $3.0 million and our consumer and home equity loans generally are less than $100,000.  The Banks are restricted and may not make any loan, with certain limited exceptions, in excess of their loan to one borrower limit under applicable regulations ($2.3 million for Mercantile National and $2.9 million for South Bay at December 31, 2001).  If a Bank’s borrower requests a loan in excess of these amounts we may originate the loan with the participation of the other Bank or other lenders.

Real Estate Financing.  We offer adjustable and fixed rate loans to finance the purchase or holding of commercial real estate.  Real estate secured loans generally have terms ranging from three to fifteen years and payments based on a 15 to 25 year amortization schedule.  Real estate secured loans frequently have a maturity date shorter than the amortization period.  The original principal amount of a real estate secured loan generally does not exceed 65% to 75% of the appraised value of the property (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property).

Commercial Loans.  We offer adjustable and fixed rate secured and unsecured commercial loans for working capital, the purchase of assets and other business purposes. We underwrite these loans primarily on the basis of the borrower’s ability to service the debt from cash flow without reliance on the liquidation of the underlying collateral, where applicable.

Collateral for commercial loans may include commercial or residential real property, accounts receivable, inventory, equipment, marketable securities or other assets.  Unsecured commercial loans include short-term term loans and lines of credit. The Company’s underwriting guidelines for these loans generally require that the borrower have low levels of existing debt, working capital sufficient to cover the loan and a history of earnings and cash flow. Typically, unsecured lines of credit must be unused for a continuous 30-day period within each year to demonstrate the borrower’s ability to have sufficient funds to operate without the credit line.

Real Estate Construction and Land Development Loans.  Real estate construction and land development loans are short-term secured loans made to finance the construction of commercial and single-family residential properties or for improvements to raw land.  These loans typically are adjustable rate with terms of twelve to fifteen months.  We monitor the progress of the construction and disburse the loan proceeds directly to the various contractors during stages of improvement.  Generally, the amount of a construction loan generally does not exceed 65% of the appraised completion value and the borrower’s funds are disbursed prior to disbursement of the construction loan.

Consumer Loans and Home Equity Lines of Credit.  We offer consumer loans and home equity lines of credit. Home equity lines of credit provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower’s residence net of senior mortgages.  Consumer loans are primarily adjustable rate open ended unsecured loans (such as credit card loans) but also include fixed rate term loans (generally under five years) to purchase personal property which are secured by that personal property. These loans (other than purchase money loans) generally provide for monthly payments of interest and a portion of the outstanding principal balance.

Loan Concentrations

We provide banking services to the entertainment industry in Southern California.  Table 12 below presents information about the loans outstanding to entertainment related customers at December 31, 2001 and 2000.

Table 12
Industry Concentrations of Loans
	December 31,
	2001	2000
	(Dollars in thousands)
Entertainment industry-related loans:
Loans for single productions of motion picture and television
feature films	$5,054	$6,677
Other loans to entertainment-related enterprises, such as television,
music, film and talent agencies	12,069	18,970
Loans to individuals involved primarily in the entertainment industry	7,144	4,072
Loans to business management, legal and accounting firms,
including their principals and employees, serving primarily the
entertainmemt industry	2,183	205
Total entertainment industry-related loans	$26,450	$29,924
Percent of total loans outstanding	10.1%	27.1%

        The loans to the entertainment related industry at December 31, 2001 decreased to $26.5 million compared to $29.9 million at December 31, 2000.  As a percentage of the total loans outstanding, however, loans to the entertainment industry declined more significantly to 10.1% at December 31, 2001 from 27.1% at December 31, 2000.  The decrease during 2001 was attributable to acquisition of South Bay, which has no entertainment industry concentration, and growth in loans from other industries resulting in greater diversification of the loan portfolio.

Loan Rate Composition and Maturities

                Of our total loans outstanding, 55.6% and 64.1% had adjustable rates at December 31, 2001 and 2000, respectively.  Adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a current, monthly or quarterly basis.

                Of our total loans outstanding at December 31, 2001, 55.6% were due in one year or less, 34.3% were due in 1-5 years and 10.1% were due after 5 years.   As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us.  Because we are unable to estimate the extent to which its borrowers will renew their loans, Table 13 is based on contractual maturities.

Table 13
Loan Maturities
	December 31, 2001
	Interest rates	Interest rates
	are floating	are fixed or
	or adjustable	predetermined	Total
	(Dollars in thousands)
Aggregate maturities of total loans outstanding:
Commercial secured by real estate
In one year or less	$51,822	$26,722	$78,544
After one year but within five years	13,830	52,033	65,863
After five years	4,171	19,447	23,618
Commecial other secured and unsecured
In one year or less	53,156	10,093	63,249
After one year but within five years	17,434	1,980	19,414
After five years	2,629	—	2,629
Other
In one year or less	2,087	1,953	4,040
After one year but within five years	438	4,184	4,622
After five years	133	—	133
Total loans outstanding	$145,700	$116,412	$262,112

Credit Risk Management

        We assess and manage credit risk on an ongoing basis through diversification guidelines, lending limits, credit review and approval policies and internal monitoring.  As part of the control process, an independent credit review firm regularly examines our loan portfolio, related products, including unused commitments and letters of credit, and other credit processes.  In addition to this credit review process, our loan portfolio is subject to examination by external regulators in the normal course of business.  Underlying trends in the economic and business cycle will influence credit quality.  We seek to manage and control credit risk through diversification of the portfolio by type of loan, industry concentration and type of borrower.

Nonperforming Assets

                Nonperforming assets consist of nonperforming loans and other real estate owned.  Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings (“TDR’s”), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status, and are accruing interest as described below.  Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan. Information about nonperforming assets is presented in Table 14.

Table 14
Nonperforming Assets
	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonaccrual loans	$7,807	$683	$932	$1,505	$1,201
Troubled debt restructurings	953	—	—	—	5,422
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	642	—	—	—	—
Nonperforming loans	9,402	683	932	1,505	6,623
Other real estate owned	—	—	382	593	777
Other assets—SBA guaranteed loan	—	—	150	—	—
Total nonperforming assets	$9,402	$683	$1,464	$2,098	$7,400

Allowance for credit losses as a percent of nonaccrual loans	83.8%	380.2%	203.4%	142.5%	168.4%
Allowance for credit losses as a percent of
nonperforming loans	69.6%	380.2%	203.4%	142.5%	30.5%
Total nonperforming assets as a percent of loans receivable	3.6%	0.6%	2.0%	3.7%	12.1%
Total nonperforming assets as a percent of total
shareholders’ equity	36.9%	3.3%	12.6%	15.8%	59.5%

        Nonaccrual Loans. Nonaccrual loans are those loans for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest.  It is the Company’s policy that a loan will be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

                When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received, and, where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower’s current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current, and (ii) such loans are either considered, in management’s judgment, to be fully collectible or otherwise become well secured and in the process of collection. (See ‘‘Net Interest Income’’ for a discussion of the effects on operating results of nonperforming loans.)

                Nonaccrual loans at December 31, 2001, increased to $7.8 million from $683,000 at December 31, 2000. Nonaccrual loans at December 31, 2001 were comprised primarily of secured commercial loans, including $449,000 that is partially guaranteed by the SBA.  The value of the collateral securing these loans may not be adequate to avoid a charge off of a portion of the credit.  $5.6 million of the nonaccrual loans at December 31, 2001 was acquired in the South Bay business combination and $900,000 has been subsequently collected.  The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $110,000 and $83,000 for 2001 and 2000, respectively.  Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income.  Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 5 basis points for 2001 and 2000.

        Troubled Debt Restructurings. A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2001 TDRs were $953,000 representing a loan to one borrower acquired in the South Bay acquisition.  This loan was restructured to provide for an 8-month extension with accrued interest capitalized and a reduction in the loan rate.  At December 31, 2000 we had no TDRs.

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

                At December 31, 2001 there were loans of $642,000 past due 90 days or more and still accruing.  There were no loans contractually past due 90 or more days and still accruing interest at December 31, 2000.

         Other Real Estate Owned.  We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs. At December 31, 2001 and 2000 we had no OREO.

Impaired Loans

                Due to the size and nature of the our loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis.  At December 31, 2001 we had classified $7.1 million of our loans as impaired for which $3.1 million of specific reserves were allocated.  At December 31, 2000, $683,000 of our loans were classified as impaired and no related specific reserves were provided.  The average recorded investment in, and the amount of interest income recognized on impaired loans during the year ended December 31, 2001, were $831,000 and $4,000, respectively.

                Foregone interest income attributable to nonperforming loans amounted to $110,000 in 2001 and $83,000 in 2000.  This resulted in a reduction in yield on average loans receivable of 9 basis points and 10 basis points for the years ended December 31, 2001 and 2000, respectively.

Allowance for Credit Losses

        We review and manage the credit quality of the loan portfolio through a  process that includes a risk rating system, uniform underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as ‘‘criticized’’ by our internal grading system, and an independent loan review process. The loan approval process is also tied to the risk rating system. The Classified Asset Committee (‘‘CAC’’) meets on a quarterly basis to review, monitor, take corrective action upon all criticized assets, and review the adequacy of the allowance for credit losses. The CAC is currently chaired by the each Bank’s Chief Credit Officer, with the results of the CAC’s meetings reviewed by the Officers and Directors’ Loan Committee quarterly.

        The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis (two times per year), we engage an outside loan review firm to review our loan portfolio, risk grade accuracy and the reasonableness of loan evaluations.  Annually, this outside loan review team analyzes our methodology for calculating the allowance for credit losses based on our loss histories and policies.  We use a migration analysis as part of our allowance for credit losses evaluation that is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded.  This method allows for management to use historical trends that are relative to our portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to our marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

                South Bay prior to the acquisition applied a different process than that which we use.  We are currently implementing our credit review and management practices at South Bay.  The resulting changes in methodology are not expected to have a material impact on the financial statements.

        Each Bank’s board of directors reviews the adequacy of the allowance for credit losses on a quarterly basis. We utilize our judgment to determine the provision for credit losses and establish the allowance for credit losses.  We believe, based on information known to management, that the allowance for credit losses at December 31, 2001 was adequate to absorb estimated losses in the existing loan portfolio.  However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not known to us which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default.  Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

                Table 15 presents, at December 31, 2001 and 2000, the composition of our allocation of the allowance for credit losses to specific loan categories designated by management for this purpose. Our current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on our risk assessment.  This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends.  In addition, the portion of the allowance for credit losses allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance for credit losses is applicable to the entire portfolio.

Table 15
Allocation of Allowance For Credit Losses
	December 31,
	2001	%(1)	2000	%(1)	1999	%(1)	1998%	%(1)	1997	%(1)
	(Dollars in thousands)					(Dollars in thousands)

Allocation of the Allowance for Credit Losses:
Commercial loans:
Secured by one to four family residential properties	$675	10%	$155	6%	$102	6%	$132	9%	$154	11%
Secured by multifamily residential properties	212	3%	73	3	103	7	73	5	49	4
Secured by commercial real properties	2,376	36%	842	37	659	38	590	36	512	36
Other — secured and unsecured	2,128	33%	1,355	48	938	45	1,061	43	1,056	35
Real estate construction and land development	769	12%	47	2	—	—	—	—	63	5
Home equity lines of credit	162	3%	12	1	3	1	4	0	2	0
Consumer installment and unsecured loans to individuals (1)	219	3%	113	3	91	3	284	7	187	9
Allowance allocable to loans receivable	$6,542	100%	$2,597	100%	$1,896	100%	$2,144	100%	$2,023	100%

(1) Percentage of loans in each category to total loans.

Table 16 presents an analysis of changes in the allowance for credit losses during the periods indicated:

Table 16
Analysis of Changes in Allowance for Credit Losses
	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance, beginning of period	$2,597	$1,896	$2,144	$2,023	$2,969
Loan charged off:
Real estate construction and land development	—	—	—	—	—
Commercial loans:
Secured by one to four family residential properties	—	—	—	4	310
Secured by multifamily residential properties	—	—	—	—	256
Secured by commercial real properties	—	—	128	31	56
Other - secured and unsecured	387	7	344	176	350
Home equity lines of credit	—	—	—	—	—
Consumer installment and unsecured loans to individuals	104	111	105	196	343
Total loan charge-offs	491	118	577	407	1,315

Recoveries of loans previously charged off:
Real estate construction and land development	—	—	—	—	—
Commercial loans:
Secured by one to four family residential properties	6	—	30	1	71
Secured by multifamily residential properties	—	—	—	10	—
Secured by commercial real properties	—	—	144	—	4
Other - secured and unsecured	227	1,350	100	216	202
Home equity lines of credit	—	—	—	—	—
Consumer installment and unsecured loans to individuals	40	45	55	301	92
Total recoveries of loans previously charged off	273	1,395	329	528	369
Net (recoveries) charge-offs	218	(1,277)	248	(121)	946
Provision for credit losses	517	(576)	—	—	—
Allowance acquired in acquisition of South Bay Bank, N.A	3,646	—	—	—	—
Balance, end of period	$6,542	$2,597	$1,896	$2,144	$2,023

Net loan (recoveries) charge-offs as a percentage of
allowance for credit losses	3.33%	—49.17%	13.08%	—5.66%	46.76%
Net loan (recoveries) charge-offs as a percentage of
average gross loans outstanding during the period	0.19%	—1.40%	0.40%	—0.20%	1.59%
Recoveries of loans previously charged off as a percentage
of loans charged off in the previous year	231.36%	241.77%	80.84%	40.16%	28.38%

    Off-Balance Sheet Credit Commitments and Contingent Obligations

                The Company is a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers. In addition to undisbursed commitments to extend credit under loan facilities, these instruments include conditional obligations under standby and commercial letters of credit. The Company’s exposure to credit loss in the event of nonperformance by customers is represented by the contractual amount of the instruments.

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

         At December 31, 2001 and 2000, standby letters of credit amounted to $157,000 and $731,000, respectively, and there were no commercial letters of credit outstanding.

        Undisbursed commitments under revocable and irrevocable loan facilities amounted to $83.4 million and $26.1 million at December 31, 2001 and 2000, respectively.  Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

 Deposits

        As indicated in Table 17, the Bank experienced a 13.6% increase in average total deposits during 2001 compared to 2000. This increase in deposits occurred primarily as a result of growth in time certificates of deposits of $11.3 million and growth in demand deposits of real estate and escrow company customers of $4.9 million, offset by a decline in other non-interest bearing demand of $2.8 million and a decline in higher cost money desk deposits of $2.4 million.

Table 17
Deposit Composition
(Balances are averages)
	December 31,
	2001		2000
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand
deposits:
Real estate title and escrow
company customers	$19,746	13%	$14,806	11%
Other noninterest-bearing
demand	39,137	27	41,981	32
Interest-bearing demand	9,562	6	8,066	6
Money market	39,127	27	36,312	28
Savings	1,269	1	1,348	1
Time certificates of deposit:
Money Desk	3,461	2	5,867	5
Other:
$100,000 or more	26,021	18	17,023	13
Under $100,000	9,300	6	4,566	4
Total time certificates of deposit	38,782	26	27,456	22
Total Deposits	$147,623	100%	$129,969	100%

Table 18
Maturities of Time Certificates of Deposit
$100,000 or more
	December 31, 2001
	Money	All
	Desk	Other	Total
	(Dollars in thousands)
Aggregate maturities of time certificates of deposit:
In three months or less	$2,000	$32,555	$34,555
After three months but within six months	100	14,485	14,585
After six months but within twelve months	—	8,852	8,852
After twelve months	272	3,821	4,093
Total time certificates of deposit $100,000 or more	$2,372	$59,713	$62,085

	December 31, 2000
	Money	All
	Desk	Other	Total
	(Dollars in thousands)
Aggregate maturities of time certificates of deposit:
In three months or less	$2,033	$16,911	$18,944
After three months but within six months	300	3,261	3,561
After six months but within twelve months	—	3,160	3,160
After twelve months	100	100	200
Total time certificates of deposit $100,000 or more	$2,433	$23,432	$25,865

Borrowed Funds

        Borrowed funds and related weighted average rates are summarized below in Table 19.

Table 19
Borrowed Funds
	2001				2000
	Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities
sold under repurchase agreements	$3,096	4.77%	$733	5.05%	$7,500	6.71%	$998	6.81%
Other borrowings	17,500	4.25%	20,865	4.85%	40,000	6.59%	32,424	6.42%

                The maximum amount of securities sold with agreements to repurchase at any month end was $5.0 million and $7.5 million during 2001 and 2000, respectively.

                The maximum amount of other borrowings at any month end was $38.0 million during 2001 and $40.0 million during 2000.

                At December 31, 2001,  $15.0 million of borrowed funds were scheduled to mature during 2002, and $2.5 million were scheduled to mature during 2004.

Selected Financial Ratios

                The following Table 20 sets forth selected financial ratios:

Table 20
Selected Performance Ratios
	For the Year Ended
	December 31,
	2001	2000
Return on average assets	0.59%	1.64%
Return on average shareholders’ equity	5.13%	20.49%
Average shareholders’ equity to average assets	11.23%	8.01%

Recent Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141-Business Combinations (“SFAS No. 141”). The standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method.  Previously, the pooling-of-interests method was required whenever certain criteria were met.  Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results.  SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion.  SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

        The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.  Accordingly, the Company’s acquisition of South Bay Bank, N.A. has been accounted for under SFAS No. 141.

        On July 20, 2001 the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard No. 142-Goodwill and Other Intangible Assets (“SFAS No. 142”).  It addresses how intangible assets that are acquired individually or within a group of assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition.  SFAS No.142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated.

        SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment.  Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling.  SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require re-measurement of the fair value of the reporting unit.  Additional ongoing financial statement disclosures are also required.

        The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. The statement is required to be applied at the beginning of the fiscal year and applied to all goodwill and other intangible assets recognized in the financial statements at that date.  Impairment losses are to be reported as resulting from a change in accounting principle.

        We had $5.6 million goodwill recorded as of December 31, 2001.  The adoption of SFAS No. 142 will not have a significant impact on our financial position.

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

       We establish allowances for credit losses against each segment of our loan portfolio.  At December 31, 2001, our allowance for credit losses equaled 2.5% of loans receivable and 69.6% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of December 31, 2001, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

      At December 31, 2001, approximately 64% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

Our business is heavily regulated.

       Both National Mercantile, as a bank holding company, and the Banks, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors.  Statutes and regulations affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change.  We cannot assure you that future changes in applicable statutes and regulations or in their interpretation will not adversely affect our business.

Our ability to use our net operating losses may be limited.

       During the past three years, although we have had taxable income, we have not paid any income taxes other than alternative minimum taxes because of our net operating loss carryforwards.  As of December 31, 2001, we had net operating loss carryforwards of $16.9 million and $273,000 million for federal and state tax purposes, respectively.  Our federal net operating loss carryforward begins to expire in 2009.  Our state net operating loss carryforwards continue to expire but remain available in reducing amounts through 2002.  Our ability to use these carryforwards in the future would be significantly limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code.  If our use of these carryforwards is limited, we would be required to pay taxes on our taxable income to the extent our taxable income exceeded the limited amounts which could be offset, and our net income would be lower.

ITEM 7.      FINANCIAL STATEMENTS

                The consolidated financial statements required by this Item are included herewith as a separate section of this Report as follows:

   1.   Financial Statements

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information required by this item will appear under the captions “Election of Directors,’’ ‘‘ Executive Officers,’’ and ‘‘Compliance with Section 16(a) Beneficial Ownership Reporting ‘‘ in the Company’s proxy statement for the 2002 Annual Meeting of Shareholders (the ‘‘2002 Proxy Statement’’), and such information shall be deemed to be incorporated herein by reference to that portion of the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year.

ITEM 10.   EXECUTIVE COMPENSATION

                The information required by this item will appear under the captions “Compensation of Executive Officers,” “Compensation of Directors,’’ ‘‘Summary Compensation Table,’’ ‘‘Report on Executive Compensation for 2001,’’ ‘‘2001 Option Exercises and Year-End Option Values” and “Compensation Committee Interlocks and Insider Participation’’ in the 2002 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to those portions of the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recently completed fiscal year.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by this item will appear under the caption ‘‘Security Ownership of Principal Shareholders and Management’’ in the 2002 Proxy Statement, and such information either shall be deemed to be incorporated herein by reference to that portion of the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recently completed fiscal year.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information required by this item will appear under the caption ‘‘Certain Relationships and Related Transactions’’ in the 2002 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2002 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recently completed fiscal year.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(c) Exhibits

                See Index to Exhibits on page 70 of this Report on Form 10-KSB

(b) Reports on Form 8-K

On October 30, 2001 the Company filed a report on Form 8-K reporting under Item 5 the press release of the Registrant issued on October 26, 2001 which contains information meeting the requirements of this Item 5

On December 19, 2001, the Company filed a report on Form 8-K reporting under Item 2. the acquisition of South Bay Bank, N.A.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

By	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

Date: April 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	ROBERT E. GIPSON
	Robert E. Gipson	Chairman of the Board	April 15, 2002

/s/	ROBERT E. THOMSON
	Robert E. Thomson	Vice Chair	April 15, 2002

/s/	DONALD E. BENSON
	Donald E. Benson	Director	April 15, 2002

/s/	JOSEPH N. COHEN
	Joseph N. Cohen	Director	April 15, 2002

/s/	ALAN GRAHM
	Alan Grahm	Director	April 15, 2002

/s/	ANTOINETTE HUBENETTE, M.D.
	Antoinette Hubenette, M.D.	Director	April 15, 2002

/s/	SCOTT A. MONTGOMERY
	Scott A. Montgomery	Director, Chief Executive Officer	April 15, 2002

/s/	DION G. MORROW
	Dion G. Morrow	Director	April 15, 2002

/s/	CARL R. TERZIAN
	Carl R. Terzian	Director	April 15, 2002

/s/	DAVID R. BROWN
	David R. Brown	Principal Financial and Principal Accounting Officer	April 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors

 of National Mercantile Bancorp and Subsidiaries:

We have audited the accompanying consolidated balance sheet of National Mercantile Bancorp (a California corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Mercantile Bancorp and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California

March 14, 2002

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,
2001
(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$12,688
Federal funds sold and securities purchased under agreements to resell	39,405
Cash and cash equivalents	52,093
Securities available-for-sale, at fair value; aggregate amortized cost of $41,532 and $64,953 at December 31, 2001 and 2000, respectively	41,627
FRB and other stock, at cost	2,552

Loans receivable	261,968
Allowance for credit losses	(6,542)
Net loans receivable	255,426

Premises and equipment, net	6,121
Deferred tax asset, net	8,364
Goodwill	5,616
Accrued interest receivable and other assets	2,566
Total assets	$374,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$114,645
Interest-bearing demand	23,425
Money market	40,033
Savings	31,184
Time certificates of deposit:
$100,000 or more	62,085
Under $100,000	37,768
Total deposits	309,140

Federal funds purchased and securities sold under agreements to repurchase	3,096
Other borrowings	17,500
Accrued interest payable and other liabilities	3,963
Total liabilities	333,699

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,513
Minority interest in the Series A preferred stock of consolidated subsidiary, South Bay Bank, N.A.	676

Shareholders’ equity:
Preferred stock, no par value: Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 750,580 shares and 770,423 shares at December 31, 2001 and 2000, respectively	6,131
Preferred stock, no par value: Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at December 31, 2001	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 1,623,467 shares and 1,547,429 shares at December 31, 2001 and 2000, respectively	30,268
Additional paid-in capital	1,824
Accumulated deficit	(13,802)
Accumulated other comprehensive income	56
Total shareholders’ equity	25,477
Total liabilities and shareholders’ equity	$374,365

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2001	2000
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$9,743	$9,049
Securities available-for-sale	3,236	4,799
Federal funds sold and securities purchased under agreements to resell	812	612
Total interest income	13,791	14,460
Interest expense:
Interest-bearing demand	92	113
Money market and savings	1,019	1,258
Time certificates of deposit:
$100,000 or more	1,409	1,103
Under $100,000	308	399
Total interest expense on deposits	2,828	2,873
Federal funds purchased and securities sold under agreements to repurchase	37	68
Other borrowings	1,011	2,082
Total interest expense	3,876	5,023
Net interest income before provision for credit losses	9,915	9,437
Provision for credit losses	517	(576)
Net interest income after provision for credit losses	9,398	10,013
Other operating income:
Net gain on sale of securities available-for-sale	374	18
International services	51	110
Investment division.	104	88
Deposit-related and other customer services	684	583
Gain on sale of other real estate owned and other foreclosed assets	20	69
Total other operating income	1,233	868
Other operating expenses:
Salaries and related benefits	4,474	3,906
Net occupancy	1,034	966
Furniture and equipment	275	323
Printing and communications	324	280
Insurance and regulatory assessments	312	296
Client services	826	835
Computer data processing	448	416
Legal services	227	170
Other professional services	411	396
Promotion and other expenses	330	282
Total other operating expenses	8,661	7,870
Net income before minority interest and income tax provision	1,970	3,011

Minority interest in the income of the trust subsidiary	722	—
Net income before income tax provision	1,248	3,011
Income tax provision	92	67
Net income	$1,156	$2,944
Earnings per share
Basic	$0.72	$2.77
Diluted	$0.28	$1.08

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount				Total
	(Dollars in thousands except share data)
Balance at
December 31, 1999	900,000	$7,350	—	$—	677,195	$24,614	$—	$(17,902)	$(2,475)	$11,587
Preferred stock converted into common stock on a 2:1 basis	(129,577)	(1,058)			259,154	1,058				—
Issuance of common stock					602,081	4,190				4,190
Stock options exercised					8,999	43				43
Comprehensive income:
Other comprehensive income:
Unrealized holding gain during the period.									1,957	1,957
Less: Reclassification adjustment for gain included in net income									(18)	(18)
Net income								2,944		2,944
Comprehensive income										4,883
Balance at December 31, 2000	770,423	$6,292	—	$—	1,547,429	$29,905	$—	$(14,958)	$(536)	$20,703
Preferred stock converted into common stock on a 2:1 basis	(19,843)	(161)			39,686	161				—
Issuance of preferred stock			1,000	1,000						1,000
Stock options exercised					36,352	202				202
Beneficial conversion rights of subsidiary preferred stock							1,824			1,824
Comprehensive income
Other comprehensive income
Unrealized holding gain during the period									966	966
Less: Reclassification adjustment for gain included in net income									(374)	(374)
Net income								1,156		1,156
Comprehensive income										1,748
Balance at December 31, 2001	750,580	$6,131	1,000	$1,000	1,623,467	$30,268	$1,824	$(13,802)	$56	$25,477

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2001	2000
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$1,156	$2,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	197
Provision for credit losses	517	(576)
Gain on sale of other real estate owned	—	(69)
Net gain on sale of securities available-for-sale	(374)	(18)
Net amortization (accretion) of premium (discount) on securities available-for-sale	60	(28)
Net accretion of discounts on loans purchased	(29)	(36)
Increase (decrease) in accrued interest receivable and other assets	195	(204)
Increase in accrued interest payable and other liabilities	192	711
Net cash provided by operating activities	1,950	2,921
Cash flows from investing activities:
Purchase of securities available-for-sale	(7,049)	(2,899)
Proceeds from sales of securities available-for-sale	33,001	1,891
Proceeds from repayments and maturities of securities available-for-sale	27,108	7,078
Proceeds from sales of FRB and other stock	1,027	—
Loan originations and principal collections, net	(10,622)	(35,327)
Proceeds from sale of other real estate owned	—	486
Proceeds from sale of other assets-SBA guaranteed loans	—	209
Purchases of premises and equipment	(236)	(97)
Net cash used for purchase of South Bay Bank, N.A.	(24,786)	—
Net cash provided by (used in) investing activities	18,443	(28,659)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	29,314	11,483
Net increase (decrease) in time certificates of deposit	(3,815)	6,080
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	(7,524)	7,500
Net increase (decrease) in other borrowings	(29,580)	13,800
Net proceeds from issuance of common stock	—	4,190
Net proceeds from issuance of preferred stock	1,000	—
Net proceeds from issuance of noncumulative
deferrable interest debentures	14,506	—
Net proceeds from exercise of stock options	202	43
Net cash provided by financing activities	4,103	43,096
Net increase in cash and cash equivalents	24,496	17,358
Cash and cash equivalents, January 1	27,597	10,239
Cash and cash equivalents, December 31	$52,093	$27,597

Supplemental disclosures of cash flow information:
Cash paid for —
Interest	3,205	5,004
Income taxes	64	22
Unrealized gain on securities available-for-sale	592	1,939
Transfers to OREO from loans receivable, net	—	35
Supplemental disclosures of noncash investing and financing activities:

The Company purchased all of the capital stock of South Bay Bank, N.A. for $29,841,000 cash including $174,000 direct cost.  In connection with the purchase, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	182,704	—
Fair value of liabilities assumed	163,479	—

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

    Basis of Presentation

                The consolidated financial statements include the accounts of the National Mercantile Bancorp (“National Mercantile” or the “Company”) and of its wholly-owned subsidiaries, Mercantile National Bank (“Mercantile National”) and South Bay Bank, N.A. (“South Bay”) (and collectively, the “Banks”).  National Mercantile Capital Trust I, which is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of National Mercantile.  All intercompany transactions and balances have been eliminated.   Certain prior year amounts have been reclassified to conform to the current year presentation.

        The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during reported periods.  Actual results could differ from those estimates.

                The Company, through the Banks, engages in commercial banking in the Los Angeles area providing commercial and residential real estate financing, real estate construction financing and commercial lending serving niche markets represented by professional service providers, entertainment, healthcare and community-based nonprofit borrowers, and associated individuals with commercial banking and personal banking needs.

    Cash and Cash Equivalents

                For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, federal funds sold and securities purchased under agreements to resell.

    Securities

                Securities available-for-sale are carried at estimated fair value.  Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of deferred income taxes, in a separate component of shareholders’ equity until realized.  Premiums or discounts on available-for-sale securities are amortized or accreted into income using the effective interest method.  Realized gains or losses on sales available-for-sale securities are recorded using the specific identification method.

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

        The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the impairment is measured by using the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

        When the measurement of the impaired loan is less than the recorded amount of the loan, impairment is recognized by creating a valuation allowance with a corresponding charge to the provision for credit losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for credit losses.

        The Company’s policy is to record cash receipts received on impaired and nonaccrual loans first as reductions to principal and then to interest income.

    Allowance for Credit Losses

        The provisions for credit losses charged to operations reflects management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly Southern California), as well as the results of the Company’s ongoing examination process and its regulatory examinations.

                The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values.  On a periodic basis, management engages an outside loan review firm to review the Company’s loan portfolio, risk grade accuracy and the reasonableness of loan evaluations.  Annually, this outside loan review team analyzes the Company’s methodology for calculating the allowance for credit losses based on the Company’s loss histories and policies.  The Company uses a migration analysis as part of its allowance for credit losses evaluation which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded.  This method allows for management to use historical trends that are relative to the Company’s portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio.  In addition, this analysis takes into consideration other trends that are qualitative relative to the Company’s marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

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

    Other Real Estate Owned

Other Real Estate Owned (‘‘OREO’’) is comprised of real estate acquired in satisfaction of loans.  Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are initially recorded at the lower of the loan balance or fair value at the date of transfer of the property, establishing a new cost basis.  Subsequently, OREO is carried at the lower of cost or fair value less costs to sell.  The fair value of the OREO property is based upon a current appraisal.  Losses that result from the ongoing periodic valuation of these properties are charged to other operating expenses in the period in which they are identified.  Expenses for holding costs are charged to other operating expenses as incurred.

    Income Taxes

        The Company and the Banks file consolidated federal income tax returns and combined state income tax returns.

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

                The components of other comprehensive income together with total comprehensive income are reported in the consolidated statements of changes in shareholders’ equity.  The accumulated balance of other comprehensive income is reported as a net amount after taxes.

    Earnings per Share

        Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share for the years ended December 31, 2001 and 2000 was 1,608,307 and 1,061,133, respectively.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the years ended December 31, 2001 and 2000 was 4,099,898, and 2,719,949, respectively.  The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share:

			Per share
	Net Income	Shares	amount
	(in thousands)
For the twelve months ended December 31, 2001:
Basic EPS	$1,156	1,608,307	$0.72

Effect of dilutive securities:
Options and warrants		114,970
Convertible preferred stock		2,376,621
Diluted EPS	$1,156	4,099,898	$0.28

For the twelve months ended December 31, 2000:
Basic EPS	$2,944	1,061,133	$2.77

Effect of dilutive securities:
Options and warrants		117,970
Convertible preferred stock		1,540,846
Diluted EPS	$2,944	2,719,949	$1.08

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

    Stock Options

        The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  All options were granted at current market prices, accordingly, no compensation cost has been recognized for the plans.  Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made during 2001 and 2000.

    Recent Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141-Business Combinations (“SFAS No. 141”). The standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method.  Previously, the pooling-of-interests method was required whenever certain criteria were met.  Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results.  SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion.  SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

        The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.  Accordingly, the Company’s acquisition of South Bay Bank, N.A. has been accounted for under SFAS No. 141.

        On July 20, 2001 the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard No. 142-Goodwill and Other Intangible Assets (“SFAS No. 142”).  It addresses how intangible assets that are acquired individually or within a group of assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition.  SFAS No.142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated.

        SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment.  Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling.  SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require re-measurement of the fair value of the reporting unit.  Additional ongoing financial statement disclosures are also required.

        The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. The statement is required to be applied at the beginning of the fiscal year and applied to all goodwill and other intangible assets recognized in the financial statements at that date.  Impairment losses are to be reported as resulting from a change in accounting principle.

        The Company has $5.6 million goodwill recorded as of December 31, 2001.  The adoption of SFAS No. 142 will not have a significant impact on our financial position.

Note 2—Business Combination

                On December 14, 2001, the Company acquired South Bay Bank, N.A. (‘South Bay”) for a purchase price of $29.7 million in cash and direct costs of $174,000.  As part of the transaction, South Bay declared a $5 million dividend prior to the closing of the transaction payable to the shareholder of record immediately following the closing.  The dividend received by the Company was accounted for as a reduction in the purchase price.  The source of funds for the acquisition was available cash, primarily from the $15 million trust preferred securities issuance in June 2001.

        The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.  The excess of purchase price over the estimated fair values of the net assets acquired, totaling $5.6 million, was recorded as goodwill and other intangible assets.  Goodwill will be evaluated regularly for possible impairment under the provision of SFAS No. 142.  The following is a summary of the purchase price allocation:

Purchase price of acquisition:
Cash paid to shareholders	$29,667
Direct costs of acquisition	174
Less: Dividend received from South Bay Bank	(5,000)
Total purchase price	24,841

Assets acquired:
Cash and due from banks	55
Securities available for sale	30,210
Loans, net of allowance	137,641
Premises and fixed assets	5,592
Other assets	9,206
Total assets acquired	182,704

Liabilities assumed:
Deposits	149,094
Federal funds purchased and securities purchased under agreements to resell
Liabilities for borrowed money	7,080
Other liabilities	1,685
Preferred stock	2,500
Total liabilities assumed	163,479

Goodwill	$5,616

        The acquisition was accounted for using the purchase method of accounting and, accordingly, South Bay’s results of operations have been included in the consolidated financial statements since the date of acquisition.

Note 3—Investment Securities

        The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company’s investment securities available-for-sale at December 31, 2001:

	December 31, 2000
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
U.S. Treasury securities	$2,001	$13	$—	$2,014
GNMA-issued/guaranteed mortgage pass through certificates	4,503	—	27	4,476
FHLMC/FNMA-issued mortgage pass through certificates	15,928	179	332	16,075
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	16,590	162	29	16,723
Privately issued Corporate bonds, CMO’s and REMIC’s securities	2,510	4	175	2,339
	$41,532	$358	$263	$41,627

        The Company had gross proceeds and net realized gains related to the sale of investment securities of $33.0 million and $374,000, respectively, for the year ended December 31, 2001.

        The estimated fair value and amortized cost of securities available-for-sale at December 31, 2001 by contractual maturity, are shown below:

			After one but		After five but					Weighted
	Within one year		within five years		within ten years		After ten years			Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$2,014		$—	—	$—	—	$—	—	$2,014	6.10%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	4,476	6.17%	4,476	6.17%
Other U.S. government and federal agencies	—	—	—	—	—	—	—	—	—	—
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	96	6.33%	1,645	5.96%	14,334	6.53%	16,075	6.47%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	—	—	1,993	5.33%	14,730	5.54%	16,723	5.51%
Privately issued Corporate bonds,
CMO’s and REMIC’s securities	—	—	—	—	—	—	2,339	4.80%	2,339	4.80%
	$2,014	6.10%	$96	6.33%	$3,638	5.61%	$35,879	5.96%	$41,627	5.94%

Amortized Cost	$2,001		$96		$3,643		$35,792		$41,532

        Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

        Investment securities totaling $24.9 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 2001.

Note 4—Loans Receivable and Allowance for Credit Losses

        The following is a summary of the major categories of loans receivable outstanding at December 31, 2001:

Commercial loans:
Secured by one-to-four family residential properties	$27,069
Secured by multifamily residential properties	8,492
Secured by commercial real properties	95,142
Other, secured and unsecured	85,292
Real estate construction and land development	30,811
Home equity lines of credit	6,511
Consumer installment and unsecured loans to individuals	8,795
262,112
Defered fees, cost and unearned income	(144)
$261,968

Weighted average yield for loans at December 31	7.37%

        At December 31, 2001, the Company had identified impaired loans with recorded investments of  $7.1 million, of which $5.4 million were acquired in the acquisition of South Bay.  At December 31, 2001, specific allowances for credit losses totaling $3.1 million were established for these loans.  The average recorded investment of impaired loans was $831,000 and $665,000 during 2001 and 2000, respectively.  During the years ended December 31, 2001 and 2000 interest income recognized on impaired loans was $4,000 and $2,000, respectively.

        In the normal course of business, the Banks may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Banks.  Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing.  The outstanding principal balance of these loans was $3,348,000 at December 31, 2001 and $29,000 at December 31, 2000.  During 2001 there were $55,000 of advances and $15,000 of repayments.  Loans to officers and directors acquired in the purchase of South Bay totaled $3.3 million at the acquisition date, December 14, 2001, and no additional advances or repayments were recorded through December 31, 2001.  Interest income recognized on these loans amounted to $1,000 during both 2001and 2000. At December 31, 2001, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        The following is a summary of activity in the allowance for credit losses for the year ended December 31, 2001:

2001
(Dollars in thousands)
Balance, beginning of year	$2,597
Allowance of acquired subsidiary	3,646
Provision for credit losses	517
Loans charged off	(491)
Recoveries of loans previously charged off	273
Balance, end of year	$6,542

        The following is a summary of nonperforming loans at December 31, 2001:

(Dollars in thousands)
Nonaccrual loans	$7,807
Troubled debt restructurings	953
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	642
$8,449

        Interest foregone on nonperforming loans outstanding at December 31, 2001 and 2000 was $110,000 and $83,000, respectively.  Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

        Troubled Debt Restructurings. A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2001 TDRs were $953,000 representing a loan to one borrower acquired in the South Bay acquisition.  This loan was restructured to provide for an 8-month extension with accrued interest capitalized and a reduction in the loan rate.  At December 31, 2000 we had no TDRs.

        The ability of the Company’s borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company’s market area. At December 31, 2001, loans aggregating $168 million were collateralized by liens on residential and commercial real properties. While the Company’s loan portfolio is generally diversified with regard to the industries represented, at December 31, 2001, the Company’s loans to businesses and individuals engaged in entertainment industry related activities amounted to $26.5 million.

Note 5—Premises and Equipment and Lease Commitments

        The following is a summary of the major components of premises and equipment at December 31, 2001:

(Dollars in thousands)
Land	$1,392
Buildings	3,865
Leasehold improvements	1,427
Furniture, fixtures and equipment	4,271
10,955
Less: Accumulated amortization and depreciation	(4,834)
$6,121

        Depreciation and amortization expense was $233,000 in 2001 and $197,000 in 2000.  Rental expense on operating leases included in occupancy expense in the Consolidated Statements of Operations was $828,000 in 2001 and $791,000 in 2000.

         In connection with the lease on the Century City facility, the Company issued the landlord a warrant to purchase up to 9.9% of the outstanding shares of capital stock of the Company at December 31, 1997. The exercise price of the warrant is currently $5.00 per share of Common Stock and $10.00 per share of Series A Preferred.  The warrant expires on December 31, 2002.  The Company also granted the landlord registration rights with respect to capital stock purchased by the landlord (or its assignee) pursuant to the Warrant.

        The future minimum annual rental commitments at December 31, 2001 are summarized below.

(Dollars in thousands)
For the year ended December 31,
2002	$981
2003	963
2004	754
2005	33
2006	—
$2,731

Note 6—Income Taxes

        A current federal and state income tax provision of $92,000 and $67,000 was recognized during 2001 and 2000, respectively, primarily due to alternative minimum tax (“AMT”) that could not be offset by net operating loss carryforwards (“NOLs”).

        A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2001 and 2000 to the income and the effective tax rate are as follows:

	2001		2000
	(Dollars in thousands)		(Dollars in thousands)
Tax provision (benefit) at statuory rate	$424	34.0%	$1,024	34.0%
Increase (reduction) in taxes resulting from:
Valuation allowance on deferred tax asset	—	—	(977)	(32.4)
Other, net	(332)	(26.6)	20	0.6
	$92	7.4%	$67	2.2%

The major components of the net deferred tax asset at December 31, 2001 are as follows:

(Dollars in thousands)
Deferred tax assets:
Net operating losses	$5,790
Accrued expenses	373
Alternative minimum tax credits	309
Nonaccrual interest	115
State taxes	276
Loan Fees	54
Securities available for sale	319
Bad debt expense	1,169
Total deferred tax assets	8,405

Deferred tax liabilities:
Depreciation	24
FHLB stock dividend	17
Total deferred tax liabilities	41
Net deferred tax asset	8,364
Valuation allowance	—
Deferred tax asset, net of valuation allowance	$8,364

        For tax purposes at December 31, 2001, the Company had (i) federal NOLs of $16.9 million, which begin to expire in 2009; (ii) California NOLs of $273,000 which will expire in 2002; (iii) a federal AMT credit carryforward of $279,000; and (iv) a California AMT credit carryforward of $16,000.  The AMT credits carryforward indefinitely.

Note 7—Benefit Plans

Stock Incentive Plans.  At December 31, 2001, the Company had in effect one stock incentive plan pursuant to which up to a total of 348,510 shares of common stock may be issued.  At December 31, 2001, there were also outstanding options and tandem stock appreciation rights granted under three prior stock incentive plans.  Under this plan, the Company could grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights.  Generally, the Board of Directors or a committee of the Board of Directors may grant awards under these plans on such terms and conditions as the Board of Directors or committee determines. However, the exercise price of options granted to nonemployee directors may not be less than the fair market value of the common stock on the date of grant.  At December 31, 2001, the only outstanding awards under this plan were stock options, and at that date 25,084 shares were available for future awards.

        The following summarizes option grants, cancellations and exercises under the stock incentive plans for the periods indicated .

		Option price range per share
Outstanding, December 31, 1999	348,751	$4.44	—	$8.52
Granted	55,550	3.94	—	7.97
Cancelled	(16,560)	4.44	—	7.66
Exercised	(8,999)	4.59	—	6.06
Outstanding, December 31, 2000	378,742	$3.94	—	$8.52
Granted	151,800	4.50	—	7.66
Cancelled	(36,901)	3.94	—	7.66
Exercised	(36,352)	4.47	—	7.66
Outstanding, December 31, 2001	457,289	$4.44	—	$8.52

Of the outstanding options at December 31, 2001:  (i) options to purchase 287,353 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 2002 — 110,761 and 2003 — 59,175.

The estimated per share weighted average fair value of options granted was $3.82 and $4.36 during 2001 and 2000.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Accordingly, no compensation cost has been recognized for the plans.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net income for 2001 and 2000 would have been decreased by $132,000 and $119,000, respectively.  Basic and diluted earnings per share would have decreased by $.08 and  $.03 for 2001, respectively, and $.10 and  $.04 for 2000, respectively.

                The fair values of options granted during 2001 and 2000 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2001— no dividend yield, expected volatility of 68%, risk-free interest rate of 5.11%, and an expected life of 10 years; 2000— no dividend yield, expected volatility of 88%, risk-free interest rate of 5.11%, and an expected life of 10 years.

        Defined Contribution Retirement Plan. The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, employee contributions were partially matched by the Company through August 31, 1995 and subsequently reinstated May 1, 2000.  Such matching contributions become fully vested when the employee reaches three years of service.  The Company’s matching contributions for 2001 and 2000 was $69,000 and $46,000, respectively.

Note 8—Borrowed Funds

            The following summarizes borrowed funds and weighted average rates.

	2001
	Year-end		Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$3,096	4.77%	$733	5.05%
Other borrowings	17,500	4.25%	20,865	4.85%

         The maximum amount of federal funds purchased and securities sold under agreements to repurchase at any month-end was $5.0 million during 2001.

         Other borrowings are primarily comprised of Federal Home Loan Bank (“FHLB”) advances.  At December 31, 2001 FHLB advances included: (i) fixed rate borrowings of $7.0 million maturing February 2002 with a rate of 4.98%; (ii) fixed rate borrowings of $4.0 million maturing July 2002 with a rate of 4.06%; (iii) variable rate borrowings of $4.0 million maturing July 2002 with a rate of 2.13% based on the London Inter Bank Offering Rate (“LIBOR”) index; and (iv) a $2.5 million putable borrowing with a fixed rate of 5.93%, with puts commencing July 2002 and continuing every three months thereafter, through July 2004.  The maximum amount of other borrowings outstanding at any month-end was $38.0 million during 2001.

         The Banks had $2.2 million of unused borrowing capacity from the FHLB at December 31, 2001 based upon pledged securities.

Note 9—Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures

         The Company formed National Mercantile Capital Trust I (the “Trust”), a statutory business trust under the Delaware Business Trust Act pursuant to a Declaration of Trust dated as of June 27, 2001, for the sole purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain debentures of the Company.

         On July 16, 2001 the Trust issued and sold to the Company 464 common securities (liquidation amount of $1,000 per common security) of the Trust (the “Common Securities”), representing common beneficial interests in the assets of the Trust.

         Also, on July 16, 2001 the Trust issued 15,000 of 10.25% fixed rate securities (the “Trust Preferred Securities”), with a liquidation amount of $1,000 per Trust Preferred Security and an aggregate liquidation amount of $15,000,000 due July 25, 2031.  The Trust Preferred Securities are unconditionally guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in and pursuant to the terms of a Guarantee Agreement.

         The Trust used the proceeds from the issuance and the sale of the Trust Preferred Securities and the Common Securities to purchase $15,464,000 aggregate principal amount of the Company’s 10.25 percent fixed rate junior subordinated deferrable interest debentures due July 25, 2031 that pay dividends each January 26 and July 26 during the term of this security.  The interest is deferrable, at the Company's option for a period up to ten consecutive semi-annual payment, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at the Company’s option on or after eight years from issuance at declining premiums to maturity.  The debentures are the sole assets of the Trust.

         The Trust Preferred Securities are reflected on the Consolidated Balance Sheet as “Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.”  The accrued distributions payable on the Trust Preferred Securities are reflected as “Minority interest in income of the trust subsidiary” in the Consolidated Statements of Operations. The costs associated with the Trust Preferred Securities issuance have been capitalized and are being amortized using a method that approximates the interest method over a period of thirty years.  The recorded balance of Trust Preferred Securities was $14.5 million at December 31, 2001.  Minority interest in income of trust subsidiary was $722,000 for the year ended December 31, 2001.

         The Company used the proceeds from the debentures as partial consideration in the acquisition of South Bay.

Note 10—Availability of Funds from Bank; Restrictions on Cash Balances; Capital

                National Mercantile is a legal entity separate and distinct from the Banks, and as such has separate and distinct financial obligations including deferrable debt service of $1.5 million and other modest operating expenses.  At present, substantially all of the Company’s assets are the common shares of the Banks.  Accordingly, dividends from the Banks will be the principal source of cash to the Company.  The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company.

         OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  A national bank may not pay any dividend that exceeds its retained net profits then on hand after deducting its loan losses and bad debts, as defined by the OCC.   The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank’s current and expected earnings stream, the bank’s need to maintain an adequate capital base and other factors.

         National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends.  The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business.  Depending on the bank’s financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice.  Except under certain circumstances, and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized.  The Banks’ ability to pay dividends in the future is, and could be, further influenced by regulatory policies or agreements and by capital guidelines.

         Mercantile National is presently unable to pay dividends to National Mercantile because it has no undivided profits and does not anticipate having undivided profits for the foreseeable future.  It could, from time to time and with the consent of the OCC, pay a capital distribution to National Mercantile, but it is not anticipated that such would be approved unless Mercantile National were to remain “well capitalized” following such distribution.

         South Bay has undivided profits of $74,000 as of December 31, 2001, which would be available for dividends.  South Bay has two classes of stock outstanding:  Common Stock, all of which is held by National Mercantile, and Series A Perpetual Preferred Stock, all of which is held by two directors of South Bay.  The South Bay Preferred Stock has priority as to dividends each quarter over the Common Stock in the amount of $53,125.

        In addition, federal law restricts the Banks’ extension of credit to, the issuance of a guarantee or letter of credit on behalf of investments in or taking as collateral stock or other securities of the Company.  Restrictions prevent the Company from borrowing from the Banks unless the loans are secured by designated amounts of marketable obligations.  Further, secured loans to and investments in the Company or its affiliates by the Bank are limited to 10% of the Bank’s capital stock and surplus (as defined by federal regulations) and are limited, in the aggregate, to 20% of the Bank’s contributed capital (as defined by federal regulations).

        Federal Reserve Board regulations require the Banks to maintain certain minimum reserve balances.  Cash balances maintained to meet reserve requirements are not available for use by the Banks or the Company.  During 2001 and 2000, the average reserve balances for the Banks were approximately $1.8 million and $2.4 million, respectively.  Neither the Company nor the Banks is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

        The Company and the Banks are subject to various capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2001, the Company and Banks meet all capital adequacy requirements to which they are subject.

                At December 31, 2001, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized under the prompt corrective action rules, the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the most recent notification which management believes have changed the Banks’ category.

                The following table presents, at the dates indicated, certain information regarding the regulatory capital of the Company and the Banks and the required amounts of regulatory capital for the Company and the Banks to meet applicable regulatory capital requirements and, in the case of the Banks, to be well capitalized under the prompt corrective action rules.

	Actual		For Capital Adequacy Purposes			To be Categorized as Well Capitalized under Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2001
Total Capital to Risk Weighted Assets
National Mercantile Bancorp	$32,908	11.53%	$22,840	>=8.0%	$28,550	>=10.0%
Mercantile National Bank	14,675	11.76%	9,982	>=8.0%	12,478	>=10.0%
South Bay Bank, N.A.	18,264	10.90%	12,590	>=8.0%	15,737	>=10.0%
Tier 1 Capital to Risk Weighted Assets
National Mercantile Bancorp	19,562	6.85%	11,420	>=4.0%	17,130	>=6.0%
Mercantile National Bank	13,100	10.50%	4,991	>=4.0%	7,487	>=6.0%
South Bay Bank, N.A.	16,143	9.63%	6,295	>=4.0%	9,442	>=6.0%
Tier 1 Capital to Average Assets
National Mercantile Bancorp	19,562	5.55%	14,560	>=4.0%	18,200	>=5.0%
Mercantile National Bank	13,100	6.85%	7,654	>=4.0%	9,567	>=5.0%
South Bay Bank, N.A.	16,143	8.72%	6,971	>=4.0%	8,713	>=5.0%

Note 11—Commitments and Contingencies

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

        The Company had outstanding loan commitments aggregating $83.4 million at December 31, 2001, substantially all of which were commercial loans with variable rates.  In addition, the Company had $157,000 outstanding letters of credit at December 31, 2001.

        Loan commitments are agreements to lend to a customer subject to certain conditions.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since portions of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements.

        The Company from time to time is party to lawsuits, which arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 2001 will have a material adverse effect on the financial position or results of operations of the Company.

Note 12—Beneficial Conversion Rights on Subsidiary Preferred Stock

        In conjunction with the Company’s acquisition of South Bay the Company entered into modification agreements with the holders of South Bay Series A Preferred stock providing for, among other terms, the right to convert the preferred shares into Company common shares in lieu of South Bay common shares.  The holders of South Bay Series A Preferred stock may exchange their preferred shares for shares of Company common stock at any time after June 30, 2005, at the option of the holders, into the number of Company common shares equal to the result obtained by dividing the stated value of $25.00 per share by a determined exchange price.  The exchange price is an amount equal to 50% of the book value per share of the Company common, on a fully diluted basis, as of June 30, 2005.

        The intrinsic value of the beneficial conversion feature is the excess of the aggregate fair value of the Company common shares that the preferred shareholders would receive at conversion over the aggregate stated value of the South Bay Series A Preferred shares.  The Company has recorded the value of the beneficial conversion rights of $1.8 million, measured at the modification date, December 13, 2001, as additional paid in capital and has recorded a discount to the minority interest in the South Bay Series A Preferred shares.  The discount is being amortized against retained earnings over the period from the modification date through the earlier conversion date, June 30, 2005 using the effective yield method.

Note 13—Disclosures about the Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

        Cash, cash equivalents and interest bearing deposits:  For these short-term investments, the carrying amount is a reasonable estimation of fair value.

        Securities available-for-sale:  For securities classified as available-for-sale, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

        Federal Reserve Bank (FRB) and other stock:  FRB and other stock may be redeemed at the carrying amount, therefore, the carrying amount is a reasonable estimation of fair value.

         Loans:  Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded the allowance for credit losses represented a reasonable estimate of credit risk component of the fair value at December 31, 2001.

        Deposits:  The fair value of demand and interest checking deposits, money market accounts and savings deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar maturities.

        Federal funds purchased and securities sold under agreements to repurchase:  The fair value of fixed-rate securities sold under agreements to repurchase is estimated by discounting the future cash flows using the rates currently offered for instruments of similar maturities.

        Borrowed funds:  The fair value of fixed-rate borrowings is estimated by discounting the future cash flows using the rates currently offered for borrowings of similar maturities.  Borrowings with maturities greater than one year bear interest at variable rates and approximate fair value.

        The estimated fair values of financial instruments are presented below.

	December 31, 2001
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)

Financial Assets:
Cash, cash equivalents and deposit with other financial institutions	$52,093	$52,093
Securities available-for-sale	41,627	41,627
FRB and other stock	2,552	2,552
Loans, net of allowance for credit losses	255,426	256,548
Financial Liabilities:
Demand deposits, money market and savings	209,287	209,287
Time certificates of deposit	99,853	99,974
Federal funds purchased and securities sold under agreements to repurchase	3,096	3,115
Other borrowings	17,500	17,684

Note 14—Parent Company Information

        The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2001, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2001.

Balance Sheet
December 31,
2001
(Dollars in
thousands)
Cash with Banks	$107
Loan receivable	879
Investment in subsidiaries	41,057
Other assets	493
Total assets	$42,536

Junior subordinated deferrable interest debentures	$15,464
Other liabilities	919
Total liabilities	16,383

Minority interest in the preferred stock of consolidated subsidiary, South Bay Bank, N.A.	676

Shareholders’ equity:
Preferred stock	7,131
Common stock	30,268
Paid in surplus	1,824
Accumulated deficit	(13,802)
Accumulated other comprehensive income	56

Total shareholders’ equity	25,477
Total liabilities and shareholder’s equity	$42,536

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year ended December 31,
	2001	2000
	(Dollars in thousands)
Interest income	$364	$142
Interest expense	746	—
Net interest income	(382)	142

Other operating expense	8	—
Income before equity in undistributed net income of subsidiaries	(390)	142
Equity in undistributed net income of subsidiaries	1,546	2,802
Net income	$1,156	$2,944

Statements of Cash Flow
	Year ended December 31,
	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,156	$2,944
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of subsidiaries, net	(1,546)	(2,802)
Net increase in other assets and other liabilities	1,378	(10)
Net cash provided by operating activities	988	132

Cash flows from investing activities:
Net cash used in purchase of South Bay Bank, N.A.	(24,786)	—
Investment in Mercantile National Bank	—	(2,400)
Capital surplus reduction from Mercantile National Bank	6,000	—
Loans purchased and principal collections, net	421	(804)
Net cash used in investing activities	(18,365)	(3,204)

Cash flows from financing activities:
Net proceeds from issuance of debentures	14,506	—
Proceeds from issuance of preferred stock	1,000	4,190
Proceeds from stock options exercised	202	43
Net cash provided by financing activities	15,708	4,233
Net (decrease) increase in cash and cash equivalents	(1,669)	1,161
Cash and cash equivalents, beginning of the year	1,776	615
Cash and cash equivalents, end of the year	$107	$1,776

INDEX TO EXHIBITS

Exhibit

2.1	Agreement and Plan of Reorganization by and between National Mercantile Bancorp and South Bay Bank, N.A., entered into as of July 18, 2001 (9)

3.1	Amended and Restated Articles of Incorporation, dated June 20, 1997 (1); Certificate of Amendment of the
Articles of Incorporation, filed May 4, 2000.(8)

3.2	Bylaws of the Company, as amended, restated as of December 18, 1992 (2)

3.3	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (10)

4.1	Indenture for Junior Subordinated Debt Securities dated as of July 16, 2001 (10)

10.1	Employment Agreement dated January 1, 2000 between Mercantile National Bank and Scott A. Montgomery (3)

10.2	Form of Indemnity Agreement between the Company and its directors (4)

10.3	First Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank (2)

10.4

Second Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank for space at 1840 Century Park East, Los Angeles, California, as amended by Amendment to Second Floor Lease dated as of June 7, 1986, and as amended by Second Amendment to Second Floor Lease dated as of December 18, 1992 between California State Teachers’ Retirement System and Mercantile National Bank (2)

10.5	Lease Restructure Agreement dated December 31, 1995 by and between California State Teachers’ Retirement System and Mercantile National Bank (5)

10.6	Warrant Agreement dated December 31, 1995 by and between the Company and California State Teachers’ Retirement System (5)

10.7	Registration Rights Agreement dated December 31, 1995 by and between the Company and California State Teachers’ Retirement System (5)

10. 8	National Mercantile Bancorp Amended 1996 Stock Incentive Plan (6)

10.9	Registration Rights Agreement between the Company and Conrad Company (7)

10.10	Registration Rights Agreement between the Company and Wildwood Enterprises Inc. Profit Sharing Plan and Trust (7)

10.11	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (10)

11.

Statement regarding computation of per share earnings (see ‘‘Note 1—Summary of Significant Accounting

Policies—Earnings (Loss) Per Share’’—of the ‘‘Notes to the Consolidated Financial Statements’’ in “Item 8. Financial Statements” in this Annual Report on Form 10-KSB)

21.	Subsidiaries of the Registrant*

99.	Confirmation of Receipt of Assurances from Arthur Andersen, LLP.

*     Included in this Report

(1)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(2)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

(3)    Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.

(4)    Filed as an exhibit to Company’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.

(5)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

(6)    Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(7)    Filed as an exhibit to the Company’s Registration Statement on Form S-2 dated February 10, 1997 and amendments thereto and incorporated herein by reference.

(8)    Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 21, 2000 and incorporated herein by reference.

(9)    Filed as an exhibit to the Company’s Report on Form 8-K dated July 24, 2001 and incorporated herein by reference.

(10)  Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.