Form 10QSB
period 2002-03-31
NATIONAL MERCANTILE BANCORP
filed 2002-05-15
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number: 0-15982

NATIONAL MERCANTILE BANCORP

(Exact name of small business issuer as specified in its charter)

California	95-3819685
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1840 Century Park East, Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (310) 277-2265

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, no par value, as of May 1, 2002 was 1,630,253.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2002	2001
	(Dollars in thousands)

ASSETS
Cash and due from banks-demand	$21,609	$12,688
Federal funds sold and securities purchased under agreements to resell	34,595	39,405
Cash and cash equivalents	56,204	52,093
Securities available-for-sale, at fair value; aggregate amortized cost of $30,220 and $41,532 at March 31, 2002 and Dec 31, 2001, respectively	30,111	41,627
Federal Reserve Bank stock and other stock, at cost	2,048	2,552

Loans receivable	255,306	261,968
Allowance for credit losses	(5,449)	(6,542)
Net loans receivable	249,857	255,426

Premises and equipment, net	6,107	6,121
Deferred tax asset, net	7,824	8,364
Goodwill	5,616	5,616
Accrued interest receivable and other assets	2,468	2,566
Total assets	$360,235	$374,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$100,674	$114,645
Interest-bearing demand	28,424	23,425
Money market	46,618	40,033
Savings	36,206	31,184
Time certificates of deposit:
$100,000 or more	49,291	62,085
Under $100,000	42,091	37,768
Total deposits	303,304	309,140

Federal funds purchased and securities sold under agreements to repurchase	3,017	3,096
Other borrowings	10,500	17,500
Accrued interest payable and other liabilities	2,685	3,963
Total liabilities	319,506	333,699

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,517	14,513
Minority interest in the Series A preferred stock of consolidated subsidiary, South Bay Bank, N.A.	755	676

Shareholders’ equity:
Preferred stock, no par value:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 747,387 shares and 750,580 shares at March 31, 2002 and Dec 31, 2001, respectively	6,105	6,131
Preferred stock, no par value:
Series B non-cumulative convertible perpetual preferred stock;authorized 1,000 shares; outstanding 1,000 shares at March 31, 2002 and December 31, 2001	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 1,630,253 shares and 1,623,467 shares at March 31, 2002 and Dec 31, 2001, respectively	30,296	30,268
Additional paid-in capital	1,824	1,824
Accumulated deficit	(13,705)	(13,802)
Accumulated other comprehensive income	(63)	56
Total shareholders’ equity	25,457	25,477
Total liabilities and shareholders’ equity	$360,235	$374,365

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2002	2001
	(Dollars in thousands,
	except per share data)
Interest income:
Loans, including fees	$4,391	$2,590
Securities available-for-sale	483	1,090
Federal funds sold and securities purchased under agreements to resell	127	152
Total interest income	5,001	3,832
Interest expense:
Interest-bearing demand	72	22
Money market and savings	328	290
Time certificates of deposit:
$ 100,000 or more	307	406
Under $100,000	405	118
Total interest expense on deposits	1,112	836
Federal funds purchased and securities sold under agreements to repurchase	37	6
Other borrowings	150	461
Total interest expense	1,299	1,303
Net interest income before provision for credit losses	3,702	2,529
Provision for credit losses	150	—
Net interest income after provision for credit losses	3,552	2,529
Other operating income:
Net gain on sale of securities available-for-sale	—	50
International services	5	6
Investment division	22	23
Deposit-related and other customer services	368	130
Total other operating income	395	209
Other operating expenses:
Salaries and related benefits	1,639	1,097
Net occupancy	373	243
Furniture and equipment	101	73
Printing and communications	172	71
Insurance and regulatory assessments	91	81
Client services	191	203
Computer data processing	228	114
Legal services	174	30
Other professional services	74	137
Promotion and other expenses	239	73
Total other operating expenses	3,282	2,122
Net income before minority interest and income tax provision	665	616
Minority interest in the Company’s guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	384	—
Net income before income tax provision	281	616
Income tax provision	106	13
Net income	$175	$603
Earnings per share:
Basic	$0.06	$0.38
Diluted	$0.04	$0.19

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the three-months
	ended March 31,
	2002	2001
	(Dollars in thousands)
Net cash flow from operating activities:
Net income	$175	$603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257	58
Provision for credit losses	150	—
Gain on sale securities avaiable-for-sale	—	(50)
Net amortization of premium (discount) on securities available-for-sale	53	(8)
Net accretion of discounts on loans purchased	(62)	(9)
Decrease in accrued interest receivable and other assets	639	93
Decrease in accrued interest payable and other liabilities	(1,278)	(532)
Net cash provided by (used in) operating activities	(66)	155
Cash flows from investing activities:
Purchase of securities available-for-sale	—	(2,033)
Proceeds from sale of securities available-for-sale	—	3,951
Proceeds from repayments and maturities of securities available-for-sale	11,344	2,689
Loan originations and principal collections, net	5,481	3,003
Redemption of FRB and other stocks	504	—
Net purchases of premises and equipment	(239)	(143)
Net cash provided by investing activities	17,090	7,467
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	2,635	2,137
Net increase (decrease) in time certificates of deposit	(8,471)	7,297
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(79)	(2,500)
Net decrease in other borrowings	(7,000)	(4,000)
Net proceeds from exercise of stock options	2	63
Net cash provided by (used in) financing activities	(12,913)	2,997
Net increase in cash and cash equivalents	4,111	10,619
Cash and cash equivalents, January 1	52,093	27,597
Cash and cash equivalents, March 31	$56,204	$38,216

Supplemental cash flow information:

Cash paid for interest	$1,257	$1,355

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ‘‘Company’’) and its wholly owned subsidiaries, (i) Mercantile National Bank, (ii) South Bay Bank, N.A., and (iii) National Mercantile Capital Trust I.  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the quarter ended March 31, 2002 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2—EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share for the three months ended March 31, 2002 and 2001 was 1,627,166 and 1,574,440, respectively.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended March 31, 2002 and 2001 was 4,058,940 and 3,195,073, respectively.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

			Per share
	Net Income	Shares	amount
	(in thousands)
For the three months ended March 31, 2002:
Basic EPS	$175	1,627,166	$0.11

Effect of dilutive securities:
Options and warrants		53,925
Convertible preferred stock		2,377,849
Diluted EPS	$175	4,058,940	$0.04

For the three months ended March 31, 2001:
Basic EPS	$603	1,574,440	$0.38

Effect of dilutive securities:
Options and warrants		119,273
Convertible preferred stock		1,501,360
Diluted EPS	$603	3,195,073	$0.19

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, federal funds sold and securities sold under agreements to resell.

NOTE 4—INCOME TAXES

Income tax provisions of $106,000 and $13,000 were recorded for the three months ended March 31, 2002 and 2001, respectively.  The Company allocated a portion of the purchase price in its acquisition of South Bay Bank, N.A. during the fourth quarter of 2001 toward the recognition of tax benefits related to net operating loss carry forwards (NOLs) that previously were carried on its books at zero.  No income tax provision was recorded for the first quarter of 2001, other than alternative minimum tax, due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

For tax purposes at March 31, 2002, the Company had: (i) federal net operating loss carry forwards of approximately $16.6 million, which begin to expire in the year 2009; and (iii) an alternative minimum tax credit of $297,000 which may be carried forward indefinitely.

NOTE 5—BENEFICIAL CONVERSION RIGHTS OF SUBSIDIARY PREFERRED STOCK

       The Company recorded $1.8 million additional paid in capital, with a corresponding discount to the minority interest in South Bay Series A Preferred stock, during the fourth quarter of 2001 related to the beneficial conversion rights of the preferred stock of its subsidiary, South Bay Bank, N.A.  The discount is being amortized against retained earnings over the period from the acquisition date through the earliest conversion date of the preferred stock, June 30, 2005 using the effective yield method.  For the three months ended March 31, 2002 the amount of the discount amortized against retained earnings was  $79,000.

NOTE 6—RECLASSIFICATIONS

Certain prior year data have been reclassified to conform to current year presentation.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) is the holding company for two subsidiary banks, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”) (and collectively, “the Banks”).  National Mercantile’s principal assets are the capital stock of Mercantile and South Bay.  National Mercantile Capital Trust I is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities and also is a consolidated subsidiary of the Company.

National Mercantile acquired South Bay on December 14, 2001.  The acquisition was accounted for as a purchase, and thus the results of operations for the quarter ended March 31, 2001 do not include any results of operations for South Bay.

RESULTS OF OPERATIONS

The Company recorded net income of $175,000, or $0.04 diluted earnings per share, for the first quarter of 2002, compared to net income of $603,000, or $0.19 diluted earnings per share, for the first quarter of 2001.   Net income per basic share was $0.06 and $0.38 for the first quarter of 2002 and 2001, respectively.  The decrease in net income resulted from a $1.2 million increase in noninterest expense, a $384,000 minority interest in the trust preferred securities, a $150,000 increase in provision for credit losses and a $93,000 increase in income tax provision partially offset by a $1.2 million increase in net interest income and a $200,000 increase in noninterest income.

Return on average assets during the first quarter of 2002 decreased to 0.19% from 1.25% during the first quarter of 2001. Return on average equity declined to 2.78% during the first quarter of 2002 from 11.32% during the first quarter of 2001 as a result of lower earnings and a larger equity base in 2002.

         The increase in net interest income during the first quarter of 2002 resulted primarily from an increase of $137.2 million or 74.2% in average interest earning assets to $322.3 million from $185.1 million during the first quarter of 2001.  The effect of the greater volume of interest earning assets, however, was partially offset by a decrease in the net yield on interest earning assets of 88 basis points to 4.66% during the first quarter of 2002 compared to 5.54% during the first quarter of 2001.  The decrease in the net yield on interest earning assets was due to declining rates of interest during 2001 driven by the Federal Reserve Bank’s response to the slowing economy.  The increase in average interest earning assets and interest-bearing liabilities was primarily due to the acquisition of South Bay during the fourth quarter 2001.

         Average loans receivable increased $147.8 million or 136.9% for the three months ended March 31, 2002 compared to the same period in 2001.  The weighted average yield on loans receivable declined 277 basis points to 6.96% for the first quarter

2002 from 9.73% for the first quarter 2001 due to adjustable rate loans tied to prime rate and borrower refinancing of fixed rate loans in the low interest rate environment.  The loans receivable acquired in the acquisition of South Bay during the fourth quarter 2001 were a similar mix of fixed and variable rate loans as the existing loans.  Securities available for sale decreased $31.0 million or 46.8% as part of a planned action to carry higher yielding loans and to reduce the exposure to a decline in market value in the event that market rates begin to rise.  The weighted average yield on securities available for sale was 5.56% and 6.67% for the three months ended March 31, 2002 and 2001, respectively, representing a 111 basis point decline for the 2002 period.  The decline in yield was due to purchases of securities in the declining rate environment during 2001 and to a lesser extent, adjustable rate securities in the portfolio.  Federal funds sold averaged $31.4 million and yielded 1.64% during the first quarter of 2002 compared to an average of $10.9 million yielding 5.64% for the same period in 2001.

Average total deposits increased $159.8 million or 114.2% to $299.8 million during the first quarter of 2002 compared to $140.0 million during the first quarter of 2001.  Federal funds purchased and securities sold under agreements to repurchase averaged $3.1 million and $361,000 for the three months ended March 31, 2002 and 2001, respectively.  Average total other borrowings decreased $17.1 million or 53.6% to $14.9 million during the quarter ended March 31, 2002 compared to $32.0 million during the quarter ended March 31, 2001 reflecting a planned reduction in these relatively high cost funds provided for by a reduction in securities available for sale.

The weighted average cost of interest bearing liabilities declined 222 basis points to 2.39% during the first quarter of 2002 from 4.61% the during the first quarter of 2001.  This change was a result of a decrease in the weighted average cost of interest bearing deposits to 2.23% during the first quarter of 2002 compared to 4.12% during the first quarter of 2001 due primarily to overall lower market interest rates but particularly in the lower cost of time certificates of deposit which represented 47.5% of average total interest-bearing deposits.  The impact of the decline in market rates on the Company’s interest-bearing liabilities was muted as a result of the acquisition of South Bay’s deposits which had a greater percentage of higher costing time certificates than the Company’s deposits prior to the combination.  The decline also was supported by a decrease in the cost of other borrowings to 4.09% during the first quarter of 2002 from 5.83% during the first quarter of 2001.  The overall decline in the cost of funds is a result of interest rate reductions by the Federal Reserve Bank during 2001 affecting nearly all interest-bearing instruments.

Average noninterest-bearing demand deposits increased $39.9 million or 69.2% during the first quarter 2002 to $97.5 million from $57.6 million primarily due to the acquisition of South Bay.

Provision for credit losses for the quarters ended March 31, 2002 was $150,000 while there was no provision for the same period in 2001.  Loan charge-offs during the first quarter of 2002 were $1.4 million compared to $179,000 during the first quarter of 2001.  Recoveries were $160,000 during the first quarter of 2002, compared to $34,000 during the first quarter of 2001.

Other operating income increased to $395,000 during the first quarter of 2002 from $209,000 during the first quarter of 2001 largely due to the deposit-related fees earned on the deposit accounts acquired in the South Bay acquisition.  There were no gains on the sale of securities for the 2002 period compared to a $50,000 net gain in 2001.

The Company did not have any OREO activity during the first quarter of 2002 or 2001.

Other operating expense increased by $1.2 million to $3.3 million during the first quarter of 2002 compared to $2.1 million during first quarter of 2001.  This increase was reflected as follows; (i) salaries and related benefits increased $542,000, or 49.4%; (ii) net occupancy expense increased $130,000 or 53.5%; (iii) printing and communications expense increased $101,000 or 142.3%; (iv) computer data processing expense increased $114,000, or 100.0%; (v) legal expenses increased $144,000, or 480.0% primarily due to costs associated with the collection of non-performing loans; and (vi) promotion and other expense increased $166,000, or 227.4%.  The increase in noninterest expense is largely due to the acquisition of South Bay Bank and the operation of its two banking offices.  Additionally, salaries and related benefits increased during the 2002 period due to the opening of the Encino branch banking office in March 2001 and the addition of lending staff during the second half of 2001.

The following table presents the components of net interest income for the quarters ended March 31, 2002 and 2001.

Average Balance Sheet and

Analysis of Net Interest Income

	Three months ended
	March 31, 2002			March 31, 2001
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$31,412	$127	1.64%	$10,939	$152	5.64%
Securities available-for-sale	35,219	483	5.56%	66,229	1,090	6.67%
Loans receivable (1) (2)	255,711	4,391	6.96%	107,925	2,590	9.73%
Total interest earning assets	322,342	$5,001	6.29%	185,093	$3,832	8.40%

Noninterest earning assets:
Cash and due from banks — demand	21,225	10,856
Other assets	24,263	2,452
Allowance for credit losses and net unrealized (loss) gain on securities available-for-sale	(6,395)			(2,735)
Total assets	$361,435			$195,666

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$27,557	$72	1.06%	$8,022	$22	1.11%
Money market and savings	78,564	328	1.69%	36,513	290	3.22%
Time certificates of deposit:
$100,000 or more	51,832	307	2.40%	29,141	406	5.65%
Under $100,000	44,352	405	3.70%	8,644	118	5.54%
Total time certificates of deposit	96,184	712	3.00%	37,785	524	5.62%
Total interest-bearing deposits	202,305	1,112	2.23%	82,320	836	4.12%
Federal funds purchased and securities sold under agreements to repurchase	3,146	37	4.77%	361	6	6.74%
Other borrowings	14,856	150	4.09%	32,044	461	5.83%
Total interest-bearing liabilities	220,307	$1,299	2.39%	114,725	$1,303	4.61%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	97,528			57,636
Other liabilities	3,219			1,704
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,516
Minority interest in the preferred stock of subsidiary	716
Shareholders’ equity	25,149			21,601
Total liabilities and shareholders’ equity	$361,435			$195,666

Net interest income (spread)		$3,702	3.90%		$2,529	3.79%

Net yield on earning assets (2)			4.66%			5.54%

(1) Includes average balance of nonperforming loans of $7.1 million and $750,000 for 2002 and 2001, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $141,000 and $91,000 for the three months ended March 31, 2002 and 2001, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate

	Quarter ended March 31,
	2002 vs 2001
			Net
	Increase (decreased) due to(1)		Increase
	Volume	Rate	(Decrease)

Interest Income:
Federal funds sold and securities purchased under agreements to resell	$284	(309)	$(25)
Securities available-for-sale	(510)	(97)	(607)
Loans receivable (2)	3,547	(1,746)	1,801
Total interest-earning assets	$3,321	$(2,152)	$1,169

Interest Expense:
Interest-bearing deposits:
Demand	$54	$(4)	$50
Money market and savings	334	(296)	38

Time certificates of deposit:
$100,000 or more	316	(415)	(99)
Under $100,000	487	(200)	287
Total time certificates of deposit	804	(616)	188
Total interest-bearing deposits	1,191	(915)	276
Federal funds purchased and securities sold under agreements to repurchase	46	(15)	31
Other borrowings	(247)	(64)	(311)
Total interest-bearing liabilities	$990	$(994)	$(4)

Net interest income	$2,331	$(1,158)	$1,173

(1)          The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)          Table does not include interest income that would have been earned on nonaccrual loans.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of available-for-sale securities:

Estimated Fair Values of and Unrealized

Gains and Losses on Investment Securities

	March 31, 2002				December 31, 2001
	Total	Gross	Gross	Estimated	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair	amortized	unrealized	unrealized	fair
	cost	gains	loss	value	cost	gains	loss	value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury securities	$—	$—	$—	$—	$2,001	13	$—	$2,014
GNMA-issued/guaranteed mortgage pass through certificates	3,971	2	10	3,963	4,503	—	27	4,476
Other U.S. government and federal agency securities	1,990	14	—	2,004	—	—	—	0
FHLMC/FNMA-issued mortgage pass through certificates	14,880	64	83	14,861	15,928	179	32	16,075
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	7,190	120	—	7,310	16,590	162	29	16,723
Privately issued corporate bonds, CMO’s and REMIC’s securities	2,189	1	217	1,973	2,510	4	175	2,339

	$30,220	$201	$310	$30,111	$41,532	$358	$263	$41,627

As indicated in the table above, total amortized cost of investment securities decreased $11.3 million to $30.2 million at March 31, 2002 from $41.5 million at December 31, 2001.  This change was due to repayments or  paydowns on principal amortizing securities during the first quarter of 2002.  The Company had a net unrealized loss of $109,000 at March 31, 2002 on its investment securities portfolio compared to a net unrealized gain of $95,000 at December 31, 2001.

As of March 31, 2002 the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	March 31,		December 31,
	2002		2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$26,348	10%	$27,069	10%
Secured by multifamily residential properties	8,833	3%	8,492	3%
Secured by commercial real properties	92,613	36%	95,142	36%
Other — secured and unsecured	81,867	32%	85,292	33%
Real estate construction and land development	30,765	12%	30,811	12%
Home equity lines of credit	6,191	2%	6,511	3%
Consumer installment and unsecured loans to individuals	8,791	3%	8,795	3%
Total loans outstanding	255,408	100%	262,112	100%

Deferred net loan origination
Fees and purchased loan discount	(102)		(144)
Loans receivable, net	$255,306		$261,968

Total loans outstanding decreased by $6.7 million to $255.4 million at March 31, 2002 compared to $262.1 million at December 31, 2001.  The Company experienced a higher volume of loan payoffs than loan originations in its commercial real estate loans and other commercial loans during the first quarter of 2002 from the levels outstanding at December 31, 2001.  The decline in commercial real estate is due in part to borrowers refinancing credit during historically low interest rate environment.  The decline in other commercial loans during the first quarter reflects a cyclical pattern of heavier borrowing during the fourth calendar quarter.

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	March 31,	December 31,
	2002	2001
	(Dollars in thousands)

Nonaccrual loans	$5,716	$7,807
Troubled debt restructurings	968	953
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	642
Nonperforming loans	6,684	9,402
Other real estate owned	—	—
Other assets-SBA guaranteed loan	285	—
Total nonperforming assets	$6,969	$9,402

Allowance for credit losses as a percent of nonaccrual loans	95.3%	83.8%
Allowance for credit losses as a percent of nonperforming loans	81.5%	69.6%
Total nonperforming assets as a percent of loans receivable	2.7%	3.6%
Total nonperforming assets as a percent of total shareholders’ equity	27.4%	36.9%

Nonaccrual loans decreased $2.1 million at March 31, 2002 to $5.7 million from $7.8 million at December 31, 2001 due primarily to collection of nonaccrual loans and a loan charge-off of $1.0 million.  As a result, the amount of nonperforming assets at March 31, 2002 decreased 25.9% from the level at December 31, 2001.

Troubled debt restructurings (TDRs) at December 31, 2001 were $953,000 representing one loan acquired in the South Bay acquisition.  This loan was restructured to provide for an 8-month extension with accrued interest capitalized and a reduction in the loan rate.  The borrower has subsequently defaulted and the loan is reflected in nonaccrual loans at March 31, 2002.

At March 31, 2002, TDRs of $968,000 represent a loan to finance the production of a film.  The film is collateral for the loan and the delivery of the film was supported by a completion bond.  The loan has been restructured with us agreeing to forego foreclosure on the collateral in exchange for the bonding company’s guarantee of payment of interest and 55% of any deficiency on our loan balance after application of the film’s revenues to the loan for a certain period of time.  After that time, we agreed to share with the bonding company in the residual revenue from the collateral.  The Company has charged off $342,000 based upon an analysis of an expected deficiency not including the residual revenue.  The loan has been paid down $130,000 subsequent to March 31, 2002.

There were no loans past due 90 days or more and still accruing interest at March 31, 2002 compared to $642,000 at December 31, 2001.

Allowance For Credit Losses

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended
	March 31,	March 31,
	2002	2001
	(Dollars in thousands)

Balance, beginning of period (1)	$6,542	$2,597
Loan charged off:
Real estate construction and land development	31
Commercial loans:
Other — secured and unsecured	1,342	179
Consumer installment and unsecured loans to individuals	30	—
Total loan charge-offs	1,403	179

Recoveries of loans previously charged off:
Real estate construction and land development	107
Commercial loans:
Other — secured and unsecured	48	29
Consumer installment and unsecured loans to individuals	5	5
Total recoveries of loans previously charged off	160	34
Net charge-offs	1,243	145
Provision for credit losses	150	—
Balance, end of period	$5,449	$2,452

(1) The balance at March 31, 2002 reflected the consolidated balance of Mercantile and South Bay, while the balance at March 31, 2001 reflected the balance only of Mercantile.

CAPITAL ADEQUACY REQUIREMENTS

         At March 31, 2002 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the Office of the Comptroller of the Currency.  The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Banks as of March 31, 2002 and December 31, 2001.

Regulatory Capital Information

of the Company and Bank

	Well Capitalized	March 31,	December 31,
	Standards	2002	2001
Company:
Tier 1 leverage	5.00%	5.58%	5.55%
Tier 1 risk-based capital	6.00%	7.24%	6.85%
Total risk-based capital	10.00%	12.13%	11.53%

Mercantile National Bank
Tier 1 leverage	5.00%	7.53%	6.85%
Tier 1 risk-based capital	6.00%	10.85%	10.50%
Total risk-based capital	10.00%	12.10%	11.76%

South Bay Bank
Tier 1 leverage	5.00%	9.14%	8.72%
Tier 1 risk-based capital	6.00%	10.57%	9.63%
Total risk-based capital	10.00%	11.82%	10.90%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one year interest rate sensitivity gap indicated an asset sensitive position of $3.1 million at March 31, 2002, a change from an asset sensitive position of $27.0 million at December 31, 2001.  This change resulted primarily from a reduction in assets repricing in less than three months consisting of federal funds sold and loans receivable.  This change was offset slightly by a decrease in time certificate of deposit accounts and other borrowings that reprice within one year.  The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company’s large base of interest bearing demand, savings and money market deposit accounts historically have not changed proportionately with changes in interest rates.  However, since the Company is asset sensitive, in a period of rapidly declining rates such as 475 basis point reductions by the Federal Reserve during 2001, the rapid decline will have a negative effect on the Company’s net interest income in the future quarters as deposit rates are adjusted.

Rate-Sensitive Assets and Liabilities

	March 31, 2002
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total

	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$34,595	$—	$—	$—	$34,595
Securities available-for-sale, at amortized cost	—	—	78	30,033	30,111
FRB and other stock, at cost	2,048	—	—	0	2,048
Loans receivable (2)	148,888	18,602	64,566	17,351	249,407
Total rate-sensitive assets	185,531	18,602	64,644	47,384	316,161

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	111,248	—	—	—	111,248
Time certificates of deposit	40,837	35,875	14,670	—	91,382
Federal funds purchased and securities sold under agreements to repurchase	1,210	1,807	—	—	3,017
Other borrowings	4,000	4,000	2,500	—	10,500
Total rate-sensitive liabilities	157,295	41,682	17,170	—	216,147
Interest rate-sensitivity gap	28,236	(23,080)	47,474	47,384	100,014
Cumulative interest rate-sensitivity gap	$28,236	$5,156	$52,630	$100,014
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	118%	103%	124%	146%

(1)          Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

(2)          Does not include nonaccrual loans and unearned income and deferred fees.

Rate-Sensitive Assets and Liabilities

	December 31, 2001
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total

	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$39,405	$—	$—	$—	$39,405
Securities available-for-sale, at amortized cost	2,014	—	96	39,517	41,627
FRB and other stock, at cost		—	—	2,552	2,552
Loans receivable	164,631	19,838	58,051	19,447	261,967
Total rate-sensitive assets	206,050	19,838	58,147	61,516	345,551

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	94,642	—	—		94,642
Time certificates of deposit	48,253	37,853	13,747	—	99,853
Other borrowings	12,657	5,439	2,500	—	20,596
Total rate-sensitive liabilities	155,552	43,292	16,248	0	215,091
Interest rate-sensitivity gap	50,498	(23,454)	41,900	61,516	130,460
Cumulative interest rate-sensitivity gap	$50,498	$27,044	$68,944	$130,460
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	132%	114%	132%	161%

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

The success of our business depends, to a large extent, on our net interest income.  Changes in market interest rates can affect our net interest income by affecting the spread between our interest-earning assets and interest-bearing liabilities.  This may be due to the different maturities of our interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates.  Changes in market interest rates also affect, among other things:

·              Our ability to originate loans;

·              The ability of our borrowers to make payments on their loans;

·              The value of our interest-earning assets and our ability to realize gains from the sale of these assets;

·              The average life of our interest-earning assets;

·              Our ability to generate deposits instead of other available funding alternatives; and

·              Our ability to access the wholesale funding market.

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

        We establish allowances for credit losses against each segment of our loan portfolio.  At March 31, 2002, our allowance for credit losses equaled 2.13% of loans receivable and 81.5% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of March 31, 2002, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

      At March 31, 2002, approximately 62% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

Our business is heavily regulated.

       Both National Mercantile Bancorp, as a bank holding company, and Mercantile and South Bay, as national banks, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors.  Statutes and regulations affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change.  We cannot assure you that future changes in applicable statutes and regulations or in their interpretation will not adversely affect our business.

PART II—OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

                  None

(b) Reports on Form 8-K.

         Form 8-K/A April 12, 2002 (Item 2).

         Form 8-K March 21, 2002 (Item 5).

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Mercantile Bancorp
(Registrant)

DATE:	May 15, 2002	/s/ David R. Brown
David R. Brown
Principal Financial and Principal Accounting Officer