Form 10QSB
period 2002-06-30
NATIONAL MERCANTILE BANCORP
filed 2002-08-14
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 Commission File Number: 0-15982

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

YES     ☒                NO     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, no par value, as of July 31, 2002 was 1,635,753.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$20,619	$12,688
Federal funds sold and securities purchased under agreements to resell	35,495	39,405
Cash and cash equivalents	56,114	52,093
Securities available-for-sale, at fair value; aggregate amortized cost of $29,196 and $41,532 at June 30, 2002 and December 31, 2001, respectively	29,583	41,627
Federal Reserve Bank stock and other stock, at cost	2,223	2,552

Loans receivable	256,198	261,968
Allowance for credit losses	(5,374)	(6,542)
Net loans receivable	250,824	255,426

Premises and equipment, net	6,117	6,121
Deferred tax asset, net	7,967	8,364
Goodwill	5,616	5,616
Accrued interest receivable and other assets	2,146	2,566
Total assets	$360,590	$374,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$99,817	$114,645
Interest-bearing demand	27,406	23,425
Money market	54,763	40,033
Savings	36,225	31,184
Time certificates of deposit:
$100,000 or more	43,442	62,085
Under $100,000	37,409	37,768
Total deposits	299,062	309,140

Federal funds purchased and securities sold under agreements to repurchase	1,973	3,096
Other borrowings	15,500	17,500
Accrued interest payable and other liabilities	3,087	3,963
Total liabilities	319,622	333,699

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,522	14,513
Minority interest in the Series A preferred stock of consolidated subsidiary, South Bay Bank, N.A, net	827	676

Shareholders’ equity:
Preferred stock, no par value:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 747,387 shares and 750,580 shares at June 30, 2002 and December 31, 2001, respectively	6,105	6,131
Preferred stock, no par value:
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at June 30, 2002 and December 31, 2001	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 1,635,753 shares and 1,623,467 shares at June 30, 2002 and December 31, 2001, respectively	30,321	30,268
Additional paid-in capital	1,824	1,824
Accumulated deficit	(13,859)	(13,802)
Accumulated other comprehensive income	228	56
Total shareholders’ equity	25,619	25,477
Total liabilities and shareholders’ equity	$360,590	$374,365

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$4,361	$2,332	$8,752	$4,922
Securities available-for-sale	447	902	930	1,992
Federal funds sold and securities purchased under agreements to resell	129	170	256	322

Total interest income	4,937	3,404	9,938	7,236
Interest expense:
Interest-bearing demand	85	20	157	42
Money market and savings	371	293	699	583
Time certificates of deposit:
$100,000 or more	194	393	501	828
Under $100,000	355	52	760	141
Total interest expense on deposits	1,005	758	2,117	1,594
Federal funds purchased and securities sold under agreements to repurchase	58	22	95	28
Other borrowings	146	251	296	712
Total interest expense	1,209	1,031	2,508	2,334

Net interest income before provision for credit losses	3,728	2,373	7,430	4,902
Provision for credit losses	150	—	300	—
Net interest income after provision for credit losses	3,578	2,373	7,130	4,902

Other operating income:
Net gain on sale of securities available-for-sale	—	96	—	146
International services	14	21	19	27
Investment division	20	30	42	53
Deposit-related and other customer services	252	179	621	309
Total other operating income	286	326	682	535

Other operating expenses:
Salaries and related benefits	1,766	1,121	3,405	2,218
Net occupancy	349	227	722	470
Furniture and equipment	113	65	214	138
Printing and communications	139	83	311	154
Insurance and regulatory assessments	87	81	178	162
Customer services	255	227	446	430
Computer data processing	284	124	512	238
Legal services	206	21	380	51
Other professional services	243	72	317	209
Promotion and other expenses	(43)	38	197	111
Total other operating expenses	3,399	2,059	6,682	4,181
Net income before minority interests and income tax provision	465	640	1,130	1,256

Minority interest in the income of the:
Company’s junior subordinated deferrable interest debentures, net	389	—	773	—
Series A Preferred Stock of South Bay Bank, N.A	106	—	106	—
Net income (loss) before income tax provision	(30)	640	251	1,256
Provision for income taxes	32	34	138	47
Net income (loss)	$(62)	$606	$113	$1,209

Income available to common shareholders (net income less accretion of discount of minority interest in subsidiary preferred stock of $72,000 and $151,000 for the three months and six months ended June 30, 2002	$(134)	606	$(38)	1,209
Earnings (loss) per share:
Basic	$(0.08)	$0.38	$(0.02)	$0.76
Diluted	$(0.08)	$0.19	$(0.02)	$0.38

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	For the six-months ended June 30,
	2002	2001
	(Dollars in thousands)
Net cash flow from operating activities:
Net income	$113	$1,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183	114
Provision for credit losses	300	—
Gain on sale of securities available-for-sale	—	(146)
Net amortization of premium (discount) on securities available-for-sale	87	(3)
Net accretion of discounts on loans purchased	186	(18)
Decrease in accrued interest receivable and other assets	798	318
Decrease in accrued interest payable and other liabilities	(876)	(465)
Net cash provided by operating activities	791	1,009
Cash flows from investing activities:
Purchase of securities available-for-sale	(2,539)	(2,086)
Proceeds from sale of securities available-for-sale	—	6,169
Proceeds from repayments and maturities of securities available-for-sale	14,668	11,476
Loan originations and principal collections, net	4,116	3,362
Redemption of FRB and other stocks	329	—
Net purchases of premises and equipment	(170)	(221)
Net cash provided by investing activities	16,404	18,700
Cash flows from financing activities: Net increase in demand deposits, money market and savings accounts	8,924	7,601
Net increase (decrease) in time certificates of deposit	(19,002)	4,366
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(1,123)	(2,500)
Net decrease in other borrowings	(2,000)	(11,000)
Net proceeds from exercise of stock options	27	186
Net cash used in financing activities	(13,174)	(1,347)
Net increase in cash and cash equivalents	4,021	18,362
Cash and cash equivalents, January 1	52,093	27,597
Cash and cash equivalents, June 30	$56,114	$45,959

Supplemental cash flow information:

Cash paid for interest	$2,454	2,409
Cash paid for income taxes	$—	$59

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ‘‘Company’’) and its wholly owned subsidiaries, (i) Mercantile National Bank, (ii) South Bay Bank, N.A., and (iii) National Mercantile Capital Trust I.  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2002.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings (loss) per share was 1,631,451 and 1,613,383 for the three months ended June 30, 2002 and 2001, respectively, and 1,629,320 and 1,594,019 respectively, for the six months ended June 30, 2002 and 2001.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share was 3,231,429 and 3,213,359,  for the three months and for the six months ended June 30, 2001, respectively.  Diluted loss per share for the three months and six months ended June 30, 2002 does not include common share equivalents as they are anti-dilutive.

The following table is a reconciliation of net income (loss) and shares used in the computation of earnings (loss) per basic and diluted common share:

	Net Income (Loss)	Shares	Per Share Amount
	(in thousands)
For the three months ended June 30, 2002:
Basic and diluted loss per share	$(134)	1,631,451	$(0.08)

For the three months ended June 30, 2001:
Basic EPS	$606	1,613,383	$0.38

Effect of dilutive securities:
Options and warrants		116,686
Convertible preferred stock		1,501,360
Diluted EPS	606	3,231,429	$0.19

For the six months ended June 30, 2002:
Basic and diluted loss per share	$(38)	1,629,320	$(0.02)

For the six months ended June 30, 2002:
Basic EPS	1,209	1,594,019	$0.76

Effect of dilutive securities:
Options and warrants		117,980
Convertible preferred stock		1,501,360
Diluted EPS	$1,209	3,213,359	$0.38

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks – demand, federal funds sold and securities sold under agreements to resell.

NOTE 4—INCOME TAXES

Income tax provisions of $32,000 and $34,000 were recorded for the three months ended June 30, 2002 and 2001, respectively.   Income tax provision for the six months ended June 30, 2002 and 2001 was $138,000 and $47,000, respectively.  The Company allocated a portion of the purchase price in its acquisition of South Bay Bank, N.A. during the fourth quarter of 2001 toward the recognition of tax benefits related to net operating loss carry forwards (NOLs) that previously were carried on its books at zero.  The income tax provision recorded for the first half of 2001 was alternative minimum tax due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.

For tax purposes at June 30, 2002, the Company had: (i) federal net operating loss carry forwards of approximately $16.6 million, which begin to expire in the year 2009; and (iii) an alternative minimum tax credit of $297,000 which may be carried forward indefinitely.

NOTE 5—BENEFICIAL CONVERSION RIGHTS OF SUBSIDIARY PREFERRED STOCK

The Company recorded $1.8 million additional paid in capital, with a corresponding discount to the minority interest in South Bay Series A Preferred stock, during the fourth quarter of 2001 related to the beneficial conversion rights of the preferred stock of its subsidiary, South Bay Bank, N.A.  The discount is being amortized against retained earnings over the period from the acquisition date through the earliest conversion date of the preferred stock, June 30, 2005 using the effective yield method.  For the three months and six months ended June 30, 2002 the amortization of the discount against retained earnings was  $72,000 and $151,000, respectively.  The amortization of the discount is netted against net income to determine income available to common shareholders for earnings (loss) per share.

NOTE 6—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity, except those changes resulting from investments by shareholders and distributions to shareholders.  Total comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income (loss)	$(62)	$606	$113	$1,209

Other comprehensive income, before tax, and unrealized gains (losses) on securities:
Unrealized gain (loss) on securities available for sale	496	(285)	292	231
Reclassification adjustment for realized gains in net income	—	96	—	146
Other comprehensive income (loss), before tax	496	(381)	292	85

Income tax credit related to items of other comprehensive income	(203)	—	(120)	—
Other comprehensive income (loss)	293	(381)	172	85
Total comprehensive income	$231	$225	$285	$1,294

NOTE 7—RECLASSIFICATIONS

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

National Mercantile acquired South Bay on December 14, 2001.  The acquisition was accounted for as a purchase, and thus the results of operations for the quarter ended June 30, 2001 do not include any results of operations for South Bay.

RESULTS OF OPERATIONS

The Company recorded a net loss of $62,000, or $0.08 basic and diluted loss per share, during the second quarter of 2002, compared to net income of $606,000, or $0.38 basic earnings per share and $0.19 diluted earnings per share, during the second quarter of 2001.  The decrease in earnings during the second quarter of 2002 compared to 2001 resulted from a combination of narrower net interest margins for the 2002 period, greater provisions for loan losses, higher noninterest expenses partly attributable to nonrecurring expenses associated with the integration of the South Bay acquisition and minority interests in the Company’s income of the preferred stock of South Bay and the Company’s junior subordinated deferrable interest debentures.   Despite narrower net interest margins, net interest income increased during the second quarter 2002 due to a greater volume of earning assets as a result of the South Bay acquisition.

Net income during the first six months of 2002 was $113,000, or $0.02 diluted loss per share, compared to net income of  $1.2 million, or $0.38 diluted earnings per share, during the first six months of 2001.  The per share results for the 2002 period include a $151,000 charge against income available to shareholders from amortization of the discount of the South Bay preferred stock.  Net loss per basic share was $0.02 during the first six months of 2002 compared to basic earnings per share of $0.76 during the first six months of 2001.  The decrease in net income during the first half of 2002 compared to the first half of 2001 likewise resulted from  a combination of narrower net interest margins for the 2002 period, greater provisions for loan losses, higher noninterest expenses partly attributable to nonrecurring expenses associated with the integration of the South Bay acquisition, minority interests in the Company’s income of the preferred stock of South Bay and the Company’s junior subordinated deferrable interest debentures and greater provisions for income taxes.  Despite narrower net interest margins, net interest income increased during the first half 2002 due to a greater volume of earning assets as a result of the South Bay acquisition.

Return on average assets during the second quarter and first half of 2002 was minus 0.07% and 0.06%, respectively, compared to 1.28% and 1.26% during the second quarter and first half of 2001, respectively.  Return on average equity during the second quarter and first half of 2002 was minus 0.97% and 0.89%, respectively, compared to 10.94% and 11.13% during the second quarter and first half of 2001, respectively.

NET INTEREST INCOME

The increase in net interest income during the three and six months ended June 30, 2002 compared to the corresponding periods during 2001 resulted primarily from an increase in net average interest earning assets (the difference between average interest earning assets and average interest bearing liabilities) of $140.4 million and $138.8 million, respectively.  This increase in net average interest earning assets during the three and six months ended June 30, 2002 compared to corresponding periods during 2001 was attributable primarily to the acquisition of South Bay during the 4th quarter of 2001.  Likewise, average loans receivable increased during the quarter and first half ended June 30, 2002 by $154.3 million and $151.0 million, respectively.  Average federal funds sold increased $13.9 million and $17.2 million during the three months and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001 while securities available for sale decreased $27.8 million and $29.3 million during these same periods.  The decrease in securities and corresponding increase in federal funds sold is due to planned sales of the investment securities to reduce potential market price volatility and scheduled principal payments from mortgage-backed securities.

Average deposits during the three and six months ended June 30, 2002 increased $152.8 million and $156.3 million, respectively, compared to the corresponding periods in 2001 again largely attributable to the South Bay acquisition.  Average other borrowings declined during the quarter ended and first half ended June 30, 2002 by $6.1million and $11.7 million, respectively, as a result of the utilization of liquidity to redeem the higher-cost Federal Home Loan Bank advances.  The liquidation of investment securities and repayment of wholesale funding sources is designed to lower the current cost of funds and reduce the Company’s exposure to market value depreciation in it’s investment securities in the event of rising interest rates.

During the quarter ended June 30, 2002 average loans receivable increased 148% to $258.5 million compared to $104.3 million during the quarter ended June 30, 2001.  The weighted average yield on loans receivable during the quarter ended June

30, 2002 decreased to 6.89% compared to 8.97% during the quarter ended June 30, 2001, reflecting declining market interest rates and to a lesser extent, competitive pressures from other commercial banks.

Average securities decreased 47.0% to $31.3 million during the quarter ended June 30, 2002 compared to $59.1 million during the quarter ended June 30, 2001 even after the addition of approximately $30.2 million of investment securities from the South Bay acquisition as a result of a planned sales of securities and increased principal paydowns on amortizing mortgaged-backed securities due to declining market interest rates.  The sales of investment securities was executed to reduce the price volatility of the portfolio and to provide liquidity to change the funding composition.  The weighted average yield on securities increased to 6.26% during the second quarter of 2001 compared to 6.13% during the second quarter 2001, despite declining interest rates due to the acquisition of South Bay’s higher-yielding portfolio and few additions to the portfolio in the lower rate environment.

Average interest-bearing liabilities increased 99.1% to $214.5 million during the quarter ended June 30, 2002 compared to $107.7 million during the quarter ended June 30, 2001 due primarily to increased average interest-bearing deposits.  Average interest-bearing deposits increased 132.3% to $196.5 million during the quarter ended June 30, 2002 from $84.6 million during the quarter ended June 30, 2001, due primarily to the acquisition of South Bay.  A significant change in the composition of interest-bearing deposits with a greater percentage of money market savings, time certificates of deposit under $100,000 and a lower percentage of demand deposits is also due to the acquisition of South Bay and its consumer banking emphasis.  Average borrowed funds during the second quarter of 2002 decreased 22.1% to $18.0 million from $23.2 million during the same period in 2001 due to the planned redemption of higher cost funding.

The weighted average cost of interest-bearing liabilities decreased to 2.46% during the second quarter of 2002 from 3.84% during the same period of 2001, due primarily to decreased weighted average cost of interest-bearing deposits as a result of declining market interest rates and to a lesser extent other borrowings due to redemptions.  The weighted average cost of borrowed funds decreased to 4.20% during the second quarter of 2002 from 4.69% during the same period in 2001.  The weighted average cost of interest-bearing deposits decreased to 2.30% during the second quarter of 2002 from 3.59% during the same period of 2001.

Average total deposits increased 106.7% to $295.9 million during the second quarter of 2002 compared to $143.2 million during the second quarter of 2001 due primarily to the South Bay acquisition in the fourth quarter 2001.

During the six months ended June 30, 2002 average loans receivable increased 142.4 % to $257.1 million compared to $106.1 million during the same period in 2001.  Average securities decreased 46.9% to $33.3 million during the six months ended June 30, 2002 compared to $62.6 million during the same period in 2001 due to planned sales of securities to reposition the portfolio in order to reduce market price volatility.  Average total deposits during the six months ended June 30, 2002 increased 110.4% to $297.9 million compared to $141.6 million during the same period in 2001.  The growth in both average loans receivable and average deposits was a result of the business combination of South Bay in the fourth quarter 2001.  Average other borrowings decreased 35.1% to $18.0 million during the six months ended June 30, 2002 compared to $27.8 million during the same period in 2001.

The following table presents the components of net interest income for the quarters ended June 30, 2002 and 2001.

	Three months ended
	30-Jun-02			30-Jun-01
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$29,898	$127	1.72%	$15,990	$170	4.26%
Securities available-for-sale	31,309	483	6.26%	59,066	902	6.13%
Loans receivable (1) (2)	258,545	4,391	6.89%	104,253	2,332	8.97%
Total interest earning assets	319,752	$5,001	6.34%	179,309	$3,404	7.61%

Noninterest earning assets:
Cash and due from banks – demand	19,477			10,916
Other assets	24,015			2,758
Allowance for credit losses and net unrealized (loss) gain on securities available-for-sale	(5,453)			(2,611)
Total assets	$357,791			$190,372

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$27,759	$72	1.05%	$8,356	$20	0.96%
Money market and savings	85,104	328	1.56%	39,135	293	3.00%
Time certificates of deposit:
$100,000 or more	46,002	307	2.71%	33,114	371	4.49%
Under $100,000	37,598	405	4.37%	3,972	74	7.47%
Total time certificates of deposit	83,600	712	3.45%	37,086	445	4.81%
Total interest-bearing deposits	196,463	1,112	2.30%	84,577	758	3.59%
Federal funds purchased and securities sold under agreements to repurchase	2,758	37	5.44%	1,758	23	5.25%
Other borrowings	15,282	150	3.98%	21,396	250	4.69%
Total interest-bearing liabilities	214,503	$1,299	2.46%	107,731	$1,031	3.84%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	99,486			58,591
Other liabilities	2,517			1,826
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,520			—
Minority interest in the preferred stock of subsidiary	788			—
Shareholders’ equity	25,977			22,224
Total liabilities and shareholders’ equity	$357,791			$190,372

Net interest income (spread)		$3,702	3.89%		$2,373	3.78%

Net yield on earning assets (2)			4.70%			5.31%

(1) Includes average balance of nonperforming loans of $6.9 million and $500,000 for 2002 and 2001, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $279,000 and $119,000 for the three months ended June 30, 2002 and 2001, respectively.

The following table presents the components of net interest income for the six months ended June 30, 2002 and 2001.

	Six months ended
	June 30, 2002			June 30, 2001
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$30,655	256	1.68%	$13,464	$322	4.82%
Securities available-for-sale	33,264	930	5.64%	62,647	1,992	6.41%
Loans receivable (1) (2)	257,128	8,752	6.86%	106,089	4,922	9.36%
Total interest earning assets	321,047	$9,938	6.24%	182,200	$7,236	8.01%

Noninterest earning assets:
Cash and due from banks - demand	20,351			10,886
Other assets	24,139			2,606
Allowance for credit losses and net unrealized (loss) gain on securities available-for-sale	(5,924)			(2,673)
Total assets	$359,613			$193,019

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$27,658	$157	1.14%	$8,189	$42	1.03%
Money market and savings	81,834	699	1.72%	37,824	583	3.11%
Time certificates of deposit:
$100,000 or more	48,917	501	2.07%	32,278	828	5.17%
Under $100,000	40,975	760	3.74%	5,158	141	5.51%
Total time certificates of deposit	89,892	1,261	2.83%	37,436	969	5.22%
Total interest-bearing deposits	199,384	2,117	2.14%	83,449	1,594	3.85%
Federal funds purchased and securities sold under agreements to repurchase	2,952	95	6.49%	1,060	28	5.33%
Other borrowings	15,069	296	3.96%	26,720	712	5.37%
Total interest-bearing liabilities	217,405	$2,508	2.33%	111,229	$2,334	4.23%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	98,507			58,114
Other liabilities	2,868			1,766
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,518
Minority interest in the preferred stock of subsidiary	752
Shareholders’ equity	25,563			21,910
Total liabilities and shareholders’ equity	$359,613			$193,019

Net interest income (spread)		$7,430	3.92%		$4,902	3.78%

Net yield on earning assets (2)			4.67%			5.43%

(1) Includes average balance of nonperforming loans of $7.2 million and $550,000 for 2002 and 2001, respectively.

(2) Yields and amounts earned on loans receivable include loan fees of $160,000 and $210,000 for the six months ended June 30, 2002 and 2001, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates.  Average balances in all categories in each reported period were used in the volume computations.  Average yields and rates in each reported period were used in rate computations.

	Six months ended June 30, 2002 vs 2001
			Net Increase (Decrease)
	Increase (decreased) due to(1)
	Volume	Rate

Interest Income:
Federal funds sold and securities purchased under agreements to resell	$411	$(477)	$(66)
Securities available-for-sale	(934)	(128)	(1,062)
Loans receivable (2)	7,007	(3,177)	3,830
Total interest-earning assets	$6,484	$(3,782)	$2,702

Interest Expense:
Interest-bearing deposits:
Demand	$100	$15	$115
Money market and savings	678	(562)	116

Time certificates of deposit:
$100,000 or more	427	(754)	(327)
Under $100,000	979	(360)	619
Total time certificates of deposit	1,406	(1,114)	292
Total interest-bearing deposits	2,184	(1,661)	523
Federal funds purchased and securities sold under agreements to repurchase	52	14	66
Other borrowings	(310)	(106)	(416)
Total interest-bearing liabilities	$1,926	$(1,753)	$173

Net interest income	$4,558	$(2,029)	$2,529

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

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three months and six months ended June 30, 2002 was $150,000 and $300,000 respectively.  The Company did not record a provision for credit losses during the second quarter or first half of 2001.

OTHER OPERATING INCOME

Other operating income, excluding gains and losses on the sale of securities and assets, totaled $286,000 during the second quarter of 2002, an increase of 24.4% from $230,000 during the second quarter of 2001.  During the six months ended

June 30, 2001, other operating income, excluding gains and losses on the sale of securities and assets, totaled $682,000, an increase of 75.3% from $389,000 during the comparable period of 2001.  Service charges on deposit accounts increased  $73,000 or 40.8% and $312,000 or 101.0% during the three and six months ended June 30, 2002, respectively, compared to corresponding periods in 2001.  This increase reflects the greater volume of deposit accounts as a result of the acquisition of South Bay.

The Company realized no gains or losses on sale of securities during 2002, compared to net gains of $96,000 and $146,000 during the second quarter and first half of 2001.

OTHER OPERATING EXPENSES

Other operating expenses increased 65.1% to $3.4 million during the second quarter of 2002 compared to $2.1 million during the second quarter of 2001.  This increase was due primarily to an increase in salaries and related benefits of $645,000, an increase in net occupancy expense of $122,000, both due to operating the two additional banking offices from the South Bay acquisition.  Additionally, computer data processing increased $160,000 or 129.0% during the quarter ended June 30, 2002 compared to the same period last year due to the operation of South Bay in the 2002 period, but also due to approximately $80,000 nonrecurring expense of converting South Bay’s data processing system.  Legal expenses were $206,000 for the second quarter 2002 compared to $21,000 for the second quarter 2001 due to increased costs associated with problem loan workouts.

Other operating expenses increased 59.8% to $6.7 million during the six months ended June 30, 2002 compared to $4.2 million during the same period of 2001, due primarily to $1.2 million increase in salaries and related benefits expense and a $252,000 increase in net occupancy expense resulting from costs associated with operating South Bay’s two banking offices.  Legal services were $380,000 for the first half of 2002 compared to $51,000 for the same period in 2001 due to increased legal fees associated with problem loan workouts.

Minority interest in the income of subsidiaries of the South Bay Series A preferred stock was $106,000 for the three months and six months ended June 30, 2002 representing dividend payments on the subsidiary preferred stock.  There was no minority interest in the income of subsidiaries for the corresponding 2001 periods.  Minority interest in the Company’s income of the junior subordinated deferrable interest debentures was $389,000 and $773,000 for the three months and six months ended June 30, 2002 representing the interest expense of the trust preferred securities.  There was no trust preferred interest expense during the 2001 periods.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of investment securities portfolio, consisting of available-for-sale securities:

	June 30, 2002				December 31, 2001
	Total unrealized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value	Total unrealized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)				(Dollars in thousands)

U.S. Treasury securities	$—	$—	$—	$—	$2,001	13	$—	$2,014
GNMA-issued/guaranteed mortgage pass through certificates	3,517	58	—	3,575	4,503	—	27	4,476
Other U.S. government and federal agency securities	1,992	14	—	2,006	—	—	—	0
FHLMC/FNMA-issued mortgage pass through certificates	16,509	344	—	16,853	15,928	179	32	16,075
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	5,178	132	—	5,310	16,590	162	29	16,723
Privately issued corporate bonds, CMO’s and REMIC’s securities	2,000	—	161	1,839	2,510	4	175	2,339
	$29,196	$548	$161	$29,583	$41,532	$358	$263	$41,627

FRB and other equity stocks	2,223	—	—	2,223	2,552	—	—	2,552

The total amortized cost of investment securities decreased $12.3 million to $29.2 million at June 30, 2002 from $41.5 million at December 31, 2001 due primarily to principal paydowns on amortizing mortgaged-backed securities brought about by decreasing market interest rates.  The investment securities had net unrealized gains of $387,000 at June 30, 2002 compared to $ 95,000 at December 31, 2001.

At June 30, 2002 the Company did not hold securities of any issuer, other than the U.S. government and U.S. government agencies and corporations, in which the aggregate book value exceeded 10% of the Company’s shareholders’ equity.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan

	June 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$28,453	11%	$27,069	10%
Secured by multifamily residential properties	9,472	4%	8,492	3%
Secured by commercial real properties	97,593	38%	95,142	36%
Other - secured and unsecured	74,123	29%	85,292	33%
Real estate construction and land development	31,997	12%	30,811	12%
Home equity lines of credit	6,410	3%	6,511	3%
Consumer installment and unsecured loans to individuals	8,301	3%	8,795	3%
Total loans outstanding	256,349	100%	262,112	100%

Deferred net loan origination fees and purchased loan discount	(151)		(144)
Loans receivable, net	$256,198		$261,968

portfolio.

Total loans outstanding decreased by $5.8 million to $256.3 million at June 30, 2002 compared to $262.1 million at December 31, 2001.  This decrease resulted primarily from $11.2 million or 13.1% decrease in commercial loans as the Company experienced a higher volume of payoffs from scheduled maturities and prepayments than loan originations in this category during the first six months of 2002 from its level at December 31, 2001.

The following comparative period-end table sets forth certain information concerning nonperforming assets.

	June 30, 2002	December 31, 2001
	(Dollars in thousands)

Nonaccrual loans	$7,755	$7,807
Troubled debt restructurings	—	953
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	642
Nonperforming loans	7,755	9,402
Other real estate owned	—	—
Other assets-SBA guaranteed loan	285	—
Total nonperforming assets	$8,040	$9,402

Allowance for credit losses as a percent of nonaccrual loans	69.3%	83.8%
Allowance for credit losses as a percent of nonperforming loans	69.3%	69.6%
Total nonperforming assets as a percent of loans receivable	3.1%	3.6%
Total nonperforming assets as a percent of total shareholders’ equity	31.4%	36.9%

Nonaccrual loans remained nearly flat at June 30, 2002 compared to December 31, 2001; however, nonperforming loans decreased by $1.6 million or 17.5% during the first half of 2002 to $7.8 million compared to $9.4 million at December 31, 2001 due primarily to loan charge-offs of $1.7 million partially offset by additional loans classified as nonaccrual.  The troubled debt restructuring of $953,000 at December 31, 2001 has failed to maintain compliance with the modified terms and has been classified as nonaccrual at June 30, 2002.

There were no loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest at June 30, 2002 compared to $642,000 at December 31, 2001.

As a result of these changes, the amount of nonperforming assets at June 30, 2002 decreased 14.5% from the level at December 31, 2001.

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

Loans charged off during the second quarter and first half of 2002 were $401,000 and $1.8 million, respectively, compared to $171,000 and $350,000 during the second quarter and first half of 2001, respectively.  Recoveries of loans previously charged off were $176,000 and $336,000 during the second quarter and first half of 2002 compared to $82,000 and $116,000 during the second quarter and first half of 2000, respectively.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Dollars in thousands)		(Dollars in thousands)

Balance, beginning of period (1)	$5,449	$2,452	$6,542	$2,597
Loan charged off:
Real estate construction and land development	—		31
Commercial loans:
Other - secured and unsecured	400	89	1,742	268
Consumer installment and unsecured loans to individuals	1	82	31	82
Total loan charge-offs	401	171	1,804	350

Recoveries of loans previously charged off:
Real estate construction and land development	84	6	191	6
Commercial loans:
Other - secured and unsecured	47	74	95	103
Consumer installment and unsecured loans to individuals	45	2	50	7
Total recoveries of loans previously charged off	176	82	336	116
Net charge-offs	225	89	1,468	234
Provision for credit losses	150	—	300	—
Balance, end of period	$5,374	$2,363	$5,374	$2,363

(1)          The balance at June 30, 2002 reflected the consolidated balance of Mercantile and South Bay,while the balance at June 30, 2001 reflected the balance only of Mercantile.

Credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the Office of the Comptroller of the

Currency (“OCC”), as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

Based on continued loan growth, the level of nonperforming loans and a relatively constant level of charge-offs, it is anticipated that the level of the allowance for credit losses will remain adequate through the remainder of 2001.

CAPITAL ADEQUACY REQUIREMENTS

At June 30, 2002 the Company and the Bank were in compliance with all applicable regulatory capital requirements and the Bank was “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well capitalized institutions and the capital ratios for the Company and the Bank as of June 30, 2002 and December 31, 2001.

	Well Capitalized Standards	June 30, 2002	December 31, 2001
Company:
Tier 1 leverage	5.00%	6.38%	5.55%
Tier 1 risk-based capital	6.00%	8.02%	6.85%
Total risk-based capital	10.00%	11.49%	11.53%

Mercantile National Bank
Tier 1 leverage	5.00%	7.23%	6.85%
Tier 1 risk-based capital	6.00%	10.53%	10.50%
Total risk-based capital	10.00%	11.79%	11.76%

South Bay Bank
Tier 1 leverage	5.00%	8.90%	8.72%
Tier 1 risk-based capital	6.00%	10.59%	9.63%
Total risk-based capital	10.00%	11.84%	10.90%

LIQUIDITY

The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the FHLB, and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing investment securities and loans.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap was an asset sensitive position of $6.3 million at June 30, 2002 compared to $27.0 million at December 31, 2001.  The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since the Company has a large base of immediately adjustable interest bearing demand, savings and money market deposit accounts.  However, since the Company is asset sensitive, in a period of rapidly declining rates, such as the environment that was experienced during 2001, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest-bearing deposits historically have not changed proportionately with changes in market interest rates.  Additionally, relatively low and declining interest rate environments, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust

	June 30, 2002
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$35,495	$—	$—	$—	$35,495
Securities available-for-sale, at amortized cost	—	—	2,571	27,012	29,583
FRB and other stock, at cost		—	—	2,223	2,223
Loans receivable (2)	155,264	14,468	54,912	23,612	248,256
Total rate-sensitive assets	190,759	14,468	57,483	52,847	315,557

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	118,394	—	—	—	118,394
Time certificates of deposit	42,522	27,554	10,775	—	80,851
Federal funds purchased and securities sold under agreements to repurchase	0	0	—	—	—
Other borrowings	8,000	2,500	5,000	—	15,500
Total rate-sensitive liabilities	168,916	30,054	15,775	—	214,745
Interest rate-sensitivity gap	21,843	(15,586)	41,708	52,847	100,812
Cumulative interest rate-sensitivity gap	$21,843	$6,257	$47,965	$100,812
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	113%	103%	122%	147%

(1)          Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

(2)          Does not include nonaccrual loans and unearned income and deferred fees.

downward.

	December 31, 2001
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$39,405	$—	$—	$—	$39,405
Securities available-for-sale, at amortized cost	2,014	—	96	39,517	41,627
FRB and other stock, at cost		—	—	2,552	2,552
Loans receivable (2)	164,632	19,838	58,051	19,447	261,968
Total rate-sensitive assets	206,051	19,838	58,147	61,516	345,552

Rate-Sensitive Liabilities: (1)
Interest bearing deposits:
Demand, money market and savings	94,642	—	—		94,642
Time certificates of deposit	48,253	37,853	13,747	—	99,853
Other borrowings	12,657	5,439	2,500	—	20,596
Total rate-sensitive liabilities	155,552	43,292	16,248	0	215,091
Interest rate-sensitivity gap	50,499	(23,454)	41,900	61,516	130,461
Cumulative interest rate-sensitivity gap	$50,499	$27,045	$68,945	$130,461
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	132%	114%	132%	161%

(1)          Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.The distribution of other time deposits is based on scheduled maturities.

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

We establish allowances for credit losses against each segment of our loan portfolio.  At June 30, 2002, our allowance for credit losses equaled 2.1% of loans receivable and 69.3% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of June 30, 2002, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At June 30, 2002, approximately 68% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

In addition, California is undergoing an energy crisis and expected to worsen during the summer months, including the threat of rolling power outages or “blackouts” which have occurred during the past year.  Such outages could disrupt our operations, increase our operating costs and reduce the productivity of staff and operations. Power outages could also cause delays in processing banking transactions. Unscheduled power outages could result in the shut down of information systems that could cause financial data to be lost. The Company has developed contingency plans to deal with such power outages, including the review of plans and procedures of major vendors who provide processing services.

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

         (a) On June 6, 2002, the Company held its annual meeting of shareholders.

         (b) At the annual meeting, the following directors were elected: Donald E. Benson, Joseph N. Cohen, Robert E. Gipson, Antoinette Hubenette, M.D, Scott A. Montgomery , Dion G. Morrow, Carl R. Terzian and Robert E. Thomson.

         (c) The following proposals were considered at the annual meeting and the number of shares voting for or against such proposals are listed below.

Election of Directors

Name	Votes For	Votes Withheld

Donald E. Benson	2,074,609	118,497

Joseph N. Cohen	2,076,109	116,997

Robert E. Gipson	2,074,609	118,479

Antoinette Hubenette, M.D.	2,076,219	116,887

Scott A. Montgomery	2,074,389	118,717

Dion G. Morrow	2,075,999	117,107

Carl R. Terzian	2,075,889	117,217

Robert E. Thomson	2,074,389	118,717

Approval of Amendment of Section 5 of the 1996 Stock Incentive Plan to increase the number of common shares available for grant under the Plan from 448,510 shares to 548,510 shares.

Votes For	Votes Against	Abstentions	Broker Non-votes
1,413,670	167,264	6,794	605,378

Item 5.       OTHER INFORMATION

None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

99.1  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.1  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b) Reports on Form 8-K.

Form 8-K/A Filed April 12, 2002 (Item 2).

Form 8-K Filed June 13, 2002 (Item 5).

Form 8-K Filed August 6, 2002 (Item 4).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	August 14, 2002	/s/ Scott A. Montgomery
SCOTT A. MONTGOMERY
Chief Executive Officer

DATE:	August 14, 2002	/s/ DAVID R. BROWN
DAVID R. BROWN
Chief Financial Officer