Form 10QSB
period 2002-09-30
NATIONAL MERCANTILE BANCORP
filed 2002-11-08
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES  ☒     NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, no par value, as of October 31, 2002 was 1,648,157.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2002	December 31, 2001
	(Dollars in thousands)

ASSETS
Cash and due from banks-demand	$19,771	$12,688
Due from banks - time certificates	200	—
Federal funds sold and securities purchased under agreements to resell	14,040	39,405
Cash and cash equivalents	34,011	52,093
Securities available-for-sale, at fair value; aggregate amortized cost of $30,056 and $41,532 at September 30, 2002 and December 31, 2001, respectively	30,505	41,627
Federal Reserve Bank stock and other stock, at cost	2,238	2,552

Loans receivable	264,513	261,968
Allowance for credit losses	(4,756)	(6,542)
Net loans receivable	259,757	255,426

Premises and equipment, net	5,975	6,121
Other real estate owned	1,000	—
Deferred tax asset, net	7,662	8,364
Goodwill	5,541	5,616
Accrued interest receivable and other assets	2,550	2,566
Total assets	$349,239	$374,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$102,916	$114,645
Interest-bearing demand	27,243	23,425
Money market	49,514	40,033
Savings	38,800	31,184
Time certificates of deposit:
$100,000 or more	42,585	62,085
Under $100,000	36,329	37,768
Total deposits	297,387	309,140

Federal funds purchased and securities sold under agreements to repurchase	1,680	3,096
Other borrowings	7,500	17,500
Accrued interest payable and other liabilities	2,177	3,963
Total liabilities	308,744	333,699

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,526	14,513
Minority interest in the Series A preferred stock of consolidated subsidiary, South Bay Bank, N.A, net	907	676

Shareholders’ equity:
Preferred stock, no par value:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 745,785 shares and 750,580 shares at September 30, 2002 and December 31, 2001, respectively	6,091	6,131
Preferred stock, no par value:
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at September 30, 2002 and December 31, 2001	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 1,645,357 shares and 1,623,467 shares at September 30, 2002 and December 31, 2001, respectively	30,364	30,268
Additional paid-in capital	1,824	1,824
Accumulated deficit	(14,481)	(13,802)
Accumulated other comprehensive income	264	56
Total shareholders’ equity	25,062	25,477
Total liabilities and shareholders’ equity	$349,239	$374,365

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands except per share amounts)
Interest income:
Loans, including fees	$4,363	$2,267	$13,115	$7,189
Securities available-for-sale	401	679	1,331	2,671
Federal funds sold and securities purchased under agreements to resell	105	310	361	632
Total interest income	4,869	3,256	14,807	10,492
Interest expense:
Interest-bearing demand	86	26	243	68
Money market and savings	388	254	1,087	837
Time certificates of deposit:
$100,000 or more	172	313	673	1,141
Under $100,000	357	39	1,117	180
Total interest expense on deposits	1,003	632	3,120	2,226
Federal funds purchased and securities sold under agreements to repurchase	21	2	116	30
Other borrowings	92	177	388	889
Total interest expense	1,116	811	3,624	3,145

Net interest income before provision for credit losses	3,753	2,445	11,183	7,347
Provision for credit losses	1,525	450	1,825	450
Net interest income after provision for credit losses	2,228	1,995	9,358	6,897

Other operating income:
Net gain on sale of securities available-for-sale	—	92	—	238
International services	13	11	32	38
Investment division	20	28	62	81
Deposit-related and other customer services	320	148	941	457
Total other operating income	353	279	1,035	814

Other operating expenses:
Salaries and related benefits	1,730	1,037	5,135	3,255
Net occupancy	348	268	1,070	738
Furniture and equipment	101	68	315	206
Printing and communications	126	83	437	237
Insurance and regulatory assessments	89	79	267	241
Customer services	155	220	601	650
Computer data processing	224	100	736	338
Legal services	72	56	452	107
Other professional services	98	114	415	323
Other expenses	87	75	284	186
Total other operating expenses	3,030	2,100	9,712	6,281
Net income before minority interests and income tax provision	(449)	174	681	1,430

Minority interest in the income of the:
Company’s junior subordinated deferrable interest debentures, net	380	329	1,153	329
Series A Preferred Stock of South Bay Bank, N.A.	53	—	159	—
Net income (loss) before income tax provision	(882)	(155)	(631)	1,101
Provision for income taxes	(340)	42	(202)	89
Net income (loss)	$(542)	$(197)	$(429)	$1,012

Income available to common shareholders (net income less accretion of discount of minority interest in subsidiary preferred stock of $80,000 and $231,000 for the three months and nine months ended September 30, 2002	$(622)	(197)	(660)	1,012
Earnings (loss) per share:
Basic	$(0.38)	$(0.12)	$(0.40)	$0.63
Diluted	$(0.38)	$(0.12)	$(0.40)	$0.31

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine-months ended September 30,
	2002	2001
	(Dollars in thousands)
Net cash flow from operating activities:
Net income (loss)	$(429)	$1,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	350	173
Provision for credit losses	1,825	450
Gain on sale of securities available-for-sale	—	(238)
Net amortization of premium (discount) on securities available-for-sale	133	(21)
Net accretion of premium (discounts) on loans purchased	267	(27)
Increase (decrease) in accrued interest receivable and other assets	793	(437)
Decrease in accrued interest payable and other liabilities	(1,699)	(146)

Net cash provided by operating activities	1,240	766

Cash flows from investing activities:
Purchase of securities available-for-sale	(7,002)	(7,049)
Proceeds from sale of securities available-for-sale	—	11,206
Proceeds from repayments and maturities of securities available-for-sale	18,199	19,191
Loan originations and principal collections, net	(7,423)	5,618
Redemption of FRB and other stocks	314	—
Purchases of premises and equipment	(191)	(259)

Net cash provided by investing activities	3,897	28,707
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	9,186	13,820
Net decrease in time certificates of deposit	(20,939)	(112)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(1,416)	(7,500)
Net proceeds from issuance of junior subordinated deferrable interest debentures	—	15,000
Net decrease in other borrowings	(10,000)	(24,000)
Dividends paid on subsidiary preferred stock	(106)	—
Net proceeds from exercise of stock options	56	197

Net cash used in financing activities	(23,219)	(2,595)
Net increase in cash and cash equivalents	(18,082)	26,878
Cash and cash equivalents, January 1	52,093	27,597

Cash and cash equivalents, June 30	$34,011	$54,475

Supplemental cash flow information:

Cash paid for interest	$3,949	$3,204
Cash paid for income taxes	$—	$131

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the “Company”) and its wholly owned subsidiaries, (i) Mercantile National Bank, (ii) South Bay Bank, N.A., and (iii) National Mercantile Capital Trust I.  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2002.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2—EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings (loss) per share was 1,637,991 and 1,621,751 for the three months ended September 30, 2002 and 2001, respectively, and 1,632,242 and 1,603,365 respectively, for the nine months ended September 30, 2002 and 2001.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings (loss) per share was 1,621,751 and 3,232,544, for the three months and for the nine months ended September 30, 2001, respectively.  Diluted loss per share for the three months and nine months ended September 30, 2002 and the three months ended September 30, 2001 does not include common share equivalents as they are anti-dilutive.

The following table is a reconciliation of net income (loss) and shares used in the computation of earnings (loss) per basic and diluted common share:

	Net Income	Shares	Per share amount
	(in thousands)
For the three months ended September 30, 2002:
Basic and diluted loss per share	$(622)	1,637,991	$(0.38)

For the three months ended September 30, 2001:
Basic EPS	$(197)	1,621,751	$(0.12)

For the nine months ended September 30, 2002:
Basic and diluted loss per share	$(660)	1,632,242	$(0.40)

For the nine months ended September 30, 2001:
Basic EPS	$1,012	1,603,365	$0.63

Effect of dilutive securities:
Options and warrants		127,819
Convertible preferred stock		1,501,360
Diluted EPS	$1,012	3,232,544	$0.31

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks – demand, federal funds sold and securities sold under agreements to resell.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in conjunction with an outside firm, performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

Loans charged off during the third quarter and first nine months of 2002 were $2.2 million and $4.0 million, respectively, compared to $22,000 and $372,000 during the third quarter and first nine months of 2001, respectively.  The increase in loans charged off in 2002 is primarily due to nonperforming loans from the South Bay acquisition.  Recoveries of loans previously charged off were $16,000 and $352,000 during the third quarter and first nine months of 2002 compared to $110,000 and $226,000 million for the same periods in 2001.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(Dollars in thousands)		(Dollars in thousands)

Balance, beginning of period(1)	$5,374	$2,363	$6,542	2,597
Loans charged off:
Real estate construction and land development	—	—	31	—
Commercial loans:
Secured by commercial real properties	44	—	44	—
Other - secured and unsecured	2,065	—	3,807	268
Consumer installment and unsecured loans to individuals	50	22	81	104
Total loan charge-offs	2,159	22	3,963	372

Recoveries of loans previously charged off:
Real estate construction and land development	—	—	191	6
Commercial loans:
Other - secured and unsecured	12	94	107	197
Consumer installment and unsecured loans to individuals	4	16	54	23
Total recoveries of loans previously charged off	16	110	352	226
Net charge-offs	2,143	(88)	3,611	146
Provision for credit losses	1,525	450	1,825	450
Balance, end of period	$4,756	$2,901	$4,756	$2,901

(1)          The balance at September 30, 2002 reflected the consolidated balance of Mercantile and South Bay, while the balance at September 30, 2001 reflected the balance only of Mercantile.

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

Based on continued loan growth, the level of nonperforming loans and a relatively constant level of charge-offs, it is anticipated that the level of the allowance for credit losses will remain adequate through the remainder of 2002.

NOTE 5—INCOME TAXES

Income tax benefits of $340,000 and $202,000 were recorded for the three months and nine months ended September 30, 2002.  Income tax provision during the three and nine months ended September 30, 2001 was $42,000 and $89,000, respectively, for state income tax and federal alternative minimum tax due to the utilization of previously unrecognized tax benefits to offset the current period tax liability.  In conjunction with the acquisition of South Bay, the Company reversed the valuation allowance on the deferred tax asset with the related benefit reducing goodwill.

For tax purposes at September 30, 2002, the Company had: (i) federal net operating loss carry forwards of approximately $17.3 million, which begin to expire in the year 2009; and (ii) an alternative minimum tax credit of $297,000 which may be carried forward indefinitely.

NOTE 6—BENEFICIAL CONVERSION RIGHTS OF SUBSIDIARY PREFERRED STOCK

The Company recorded $1.8 million additional paid in capital, with a corresponding discount to the minority interest in South Bay Series A Preferred stock, during the fourth quarter of 2001 related to the beneficial conversion rights of the preferred stock of its subsidiary, South Bay Bank, N.A.  The discount is being amortized against retained earnings over the period from the acquisition date through the earliest conversion date of the preferred stock, June 30, 2005 using the effective yield method.  For the three months and nine months ended September 30, 2002 the amortization of the discount against retained earnings was  $80,000 and 231,000, respectively.  The amortization of the discount is netted against net income to determine income available to common shareholders for loss per share.

NOTE 7—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity, except those changes resulting from investments by shareholders and distributions to shareholders.  Total comprehensive income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(542)	$(197)	$(429)	$1,012

Other comprehensive income, before tax, and unrealized gains (losses) on securities:
Unrealized gain (loss) on securities available for sale	62	692	354	(149)
Reclassification adjustment for realized gains in net income	—		—
Other comprehensive income (loss), before tax	62	692	354	(149)

Income tax credit related to items of other comprehensive income	(25)	(284)	(145)	61
Other comprehensive income (loss)	37	408	209	(88)
Total comprehensive income	$(505)	$211	$(220)	$924

NOTE 8—RECLASSIFICATIONS

Certain prior year data have been reclassified to conform to current year presentation.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the “Company” on a consolidated basis) is the holding company for two subsidiary banks, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”) (and collectively, “the Banks”).  National Mercantile’s principal assets are the capital stock of Mercantile and South Bay.  National Mercantile Capital Trust I is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities and also is a consolidated subsidiary of the Company.

National Mercantile acquired South Bay on December 14, 2001.  The acquisition was accounted for as a purchase, and thus the results of operations for the 2001 periods do not include any results of operations for South Bay.

RESULTS OF OPERATIONS

The Company recorded a net loss of $542,000, or $0.38 basic and diluted loss per share, during the third quarter of 2002, compared to a net loss of $197,000, or $0.12 basic loss per share during the third quarter of 2001.   The earnings during the third quarter of 2002 were negatively impacted by a $1.5 million provision for loan losses while the same quarter of 2001 reflected a provision for loan losses of $450,000.  The operating results for the three months ended September 30, 2002 were also impacted by narrower net interest margins and higher noninterest expenses partly attributable to expenses associated with the South Bay acquisition and minority interests of (i) the South Bay preferred stock, and (ii) the minority interests of the guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”), in the Company’s income.    In comparing the results of operations, most income and expense items are greater in the 2002 periods than the 2001 periods as a result of the acquisition of South Bay in December 2001.  Accordingly, the 2002 periods include the operations of South Bay.

Despite narrower net interest margins, net interest income increased during the third quarter 2002 compared to 2001 due to a greater volume of earning assets as a result of the South Bay acquisition.  The 2002 period was positively impacted by greater other income of $320,000 compared to $279,000 for the third quarter 2001 despite non-recurring net gains on sales of securities of $92,000 in 2001.  This increase was primarily attributable to deposit-related and other customer service income due to the greater level of deposits from the South Bay acquisition.  The third quarter of 2001 was negatively impacted by the maintenance of a relatively large low-yielding federal funds position in anticipation of the funding of the acquisition of South Bay.

The Company recorded a net loss of $429,000, or $0.40 basic and diluted loss per share, during the nine months ended September 30, 2002, compared to net income of $1.0 million, or $0.63 basic earnings per

share and $0.31 diluted earnings per share, during the nine months ended September 30, 2001.   The per share results for the 2002 period include a $231,000 non-cash charge against income available to shareholders representing amortization of the discount of the minority interest of the South Bay Series A Preferred Stock.  The decrease in earnings during the first nine months of 2002 compared to 2001 resulted primarily from narrower net interest margins for the 2002 period, greater provisions for loan losses, higher noninterest expenses partly attributable to nonrecurring expenses associated with the integration of the South Bay acquisition and minority interests of the South Bay Series A preferred stock, and of the Trust Preferred Securities, in the Company’s income.  Net interest income increased significantly during the first nine months of 2002 compared to 2001 due to a greater volume of earning assets as a result of the South Bay acquisition.  Net interest income during the first nine months of 2002 compared to 2001 increased despite narrower net interest margins as a result of a larger volume of earning assets.  Other operating income increased significantly for the nine-month period ended September 30, 2002 primarily due to greater deposit-related and other customer service income.

Return on average assets during the third quarter and first nine months of 2002 was minus 0.60% and minus 0.16%, respectively, compared to minus 0.40% and 0.69% during the third quarter and first nine months of 2001, respectively.  Return on average equity during the third quarter and first nine months of 2002 was minus 8.46% and minus 2.25%, respectively, compared to minus 3.62% and 6.05% during the third quarter and first three quarters of 2001, respectively.

NET INTEREST INCOME

The increase in net interest income during the three and nine months ended September 30, 2002 compared to the corresponding periods during 2001 resulted primarily from an increase in average interest earning assets of $129.7 million and $138.7 million, respectively, attributable primarily to the acquisition of South Bay in December 2001.  The South Bay acquisition also had the effect of increasing the amounts, and corresponding interest income and expense, of nearly all categories of interest earnings assets and liabilities.  Accordingly, average interest bearing liabilities increased $90.8 million to $207.4 million from $116.6 million.  Net interest spread decreased for the three months ended September 30, 2002 to 3.98% from 4.17% for the same period last year due to a greater decline in the yield on earning assets than the decline in the cost of interest bearing liabilities.  The net yield on earning assets declined, however, to 4.71% for the third quarter ended September 30, 2002 from 5.20% for the third quarter ended September 30, 2001 due to noninterest bearing liabilities funding lower yielding earning assets.  For the nine months ended September 30, 2002 the net interest spread was 3.92% compared to 4.01% for the same period in 2001 likewise due to a more rapid decline in the yield on earning assets.  The net yield on earning assets for the nine months ended September 30, 2002 and 2001 was 4.67% and 5.41%, respectively, due to noninterest bearing liabilities funding lower yielding earning assets.

While Mercantile and South Bay have similar volumes of interest earning assets and interest bearing liabilities, a significant difference existed in the composition of South Bay’s interest earning assets and interest bearing liabilitiies, and the related yields and costs.  Accordingly, the acquisition of South Bay in December 2001 has affected the net interest spread during the 2002 periods.  During 2002 loans receivable of South Bay were $34.3 million, or 31%, greater than Mercantile while lower-yielding Federal funds sold and investment securities at South Bay were $29.1 million less than Mercantile.  The greater relative volume of higher yielding earning assets at South Bay than Mercantile has increased the yield of the Company’s total interest earning assets approximately 0.50% in 2002.

Significant differences in the composition and related costs of funding liabilities between Mercantile and South Bay also affected the Company’s net interest spread and net yield on earning assets for the 2002 periods.  Average noninterest bearing deposits at Mercantile during the nine months ended September 30, 2002 were $43.5 million greater than South Bay while average interest bearing liabilities at Mercantile were $43.0 million less than South Bay.  For the nine months ended September 30, 2002, time certificates of deposits averaged $60.6 million and $86.2 million at Mercantile and South Bay, respectively, with rates of 2.29% and 2.99%, respectively.  The greater relative volume of higher costing funding liabilities at South Bay than Mercantile has increased the rate on the Company’s total interest bearing liabilities approximately 0.50% in 2002.

In 2002 the Company has replaced higher costing liabilities at South Bay with Federal funds sold from Mercantile in order to lower the Company’s overall cost of funds.  Additionally, the Company has allocated greater resources at South Bay, primarily in salaries, to increase its emphasis on business banking.  Management expects this emphasis to result in further diversification of the loan portfolio through growth of commercial loans, in additional to growth of lower cost funds, particularly noninterest bearing.

Average federal funds sold decreased $9.1 million during the three months ended September 30, 2002 compared to the same quarter in 2001 due to the maintenance in the 2001 period of cash liquidity in anticipation of funding the acquisition of South Bay.  Average federal funds sold increased $8.8 million during the nine months ended September 30, 2002 compared to the corresponding period in 2001.  Securities available for sale decreased $17.4 million and $25.3 million during the three and nine months ended September 30, 2002 compared to corresponding periods during 2001.  The decrease in securities and corresponding increase in federal funds sold is due to planned sales of the investment securities to reduce potential market price volatility and scheduled principal payments from mortgage-backed securities.  Additionally, the Company has maintained greater liquidity during 2002 to facilitate a change in the composition of South Bay’s funding base in order to lower cost of funds and increase deposit stability.

During the quarter ended September 30, 2002 average loans receivable increased 148.9% to $261.1 million compared to $104.9 million during the quarter ended September 30, 2001.  The weighted average yield on loans receivable during the quarter ended September 30, 2002 decreased to 6.63% compared to 8.57% during the quarter ended September 30, 2001, reflecting the accelerated decline in market interest rates during the fourth quarter of 2001.  The sustained decline in interest rates has impacted adjustable rate loans tied to rate indexes as well as newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.

Average securities available-for-sale decreased 36.3% to $30.6 million during the quarter ended September 30, 2002 compared to $48.1 million during the quarter ended September 30, 2001, notwithstanding the addition of approximately $30.2 million of investment securities from the South Bay acquisition, as a result of planned sales of securities and increased principal paydowns on amortizing mortgaged-backed securities due to declining market interest rates.  The Company sold investment securities to reduce the price volatility of the portfolio and to provide liquidity.  The weighted average yield on securities decreased to 5.20% during the third quarter of 2002 compared to 5.60% during the third quarter 2001.  The decrease was relatively moderate despite the significant decline in interest rates due to the acquisition of South Bay’s higher-yielding portfolio and few additions to the portfolio in the lower rate environment.

Average interest bearing liabilities increased 77.8% to $207.4 million during the quarter ended September 30, 2002 compared to $116.6 million during the quarter ended September 30, 2001 due primarily to increased average interest bearing deposits.  Average interest bearing deposits increased 98.8% to $198.0 million during the quarter ended September 30, 2002 from $99.6 million during the quarter ended September 30, 2001, due primarily to the acquisition of South Bay.  A significant change in the composition of interest bearing deposits with a greater percentage of money market and savings deposits, time certificates of deposit under $100,000 and a lower percentage of demand deposits was also due to the acquisition of South Bay and its consumer banking emphasis.  Average borrowed funds during the third quarter of 2002 decreased 54.6% to $7.6 million from $16.8 million during the same period in 2001 due to the planned redemption of these higher cost funding sources.

The weighted average cost of interest bearing liabilities decreased to 2.13% during the third quarter of 2002 from 2.76% during the same period of 2001, due primarily to a lower weighted average cost of interest bearing deposits as a result of declining market interest rates.  The weighted average cost of interest bearing deposits decreased to 2.01% during the third quarter of 2002 from 2.52% during the same period of 2001.  The weighted average cost of borrowed funds increased to 4.78% during the third quarter of 2002 from 4.17% during the same period in 2001 due to the maturity of lower cost borrowings.

Average total deposits increased 88.0% to $301.2 million during the third quarter of 2002 compared to $160.2 million during the third quarter of 2001 due primarily to the South Bay acquisition in the fourth quarter 2001.   Average noninterest bearing demand deposits increased $42.6 million to $103.2 million due to the South Bay acquisition as well as an emphasis on business banking for the related demand deposit growth.

During the nine months ended September 30, 2002 average loans receivable increased 146.0% to $258.5 million compared to $105.0 million during the same period in 2001.  Average securities available-for-sale decreased 43.9% to $32.4 million during the nine months ended September 30, 2002 compared to $57.7 million during the same period in 2001 due to planned sales of securities to reposition the portfolio in order to reduce market price volatility.  Average total deposits during the nine months ended September 30, 2002 increased 102.4% to $299.0 million compared to $148.0 million during the same period in 2001.  The growth in both average loans receivable and average deposits was a result of the business combination of South Bay in the fourth quarter 2001.  Average other borrowings decreased 46.3% to $12.6 million during the nine months ended September 30, 2002 compared to $23.4 million during the same period in 2001.

The following table presents the components of net interest income for the quarters ended September 30, 2002 and 2001.

	Three months ended
	30-Sep-02			30-Sep-01
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$24,454	$105	1.70%	$33,522	$310	3.67%
Securities available-for-sale	30,621	401	5.20%	48,069	679	5.60%
Loans receivable(1)(2)	261,109	4,363	6.63%	104,909	2,267	8.57%
	2,268	9	1.57%	—	—	—
Total interest earning assets	316,184	$4,869	6.11%	186,500	$3,256	6.93%

Noninterest earning assets:
Cash and due from banks - demand	20,051			11,641
Other assets	23,827			2,590
Allowance for credit losses and net unrealized (loss) gain on securities available-for-sale	(5,927)			(2,401)
Total assets	$354,135			$198,330

Liabilities and shareholders’ equity:
Interest bearing deposits:
Demand	$27,970	$86	1.22%	$9,986	$26	1.03%
Money market and savings	91,443	388	1.68%	54,384	254	1.85%
Time certificates of deposit:
$100,000 or more	41,801	172	1.63%	31,853	313	3.90%
Under $100,000	36,808	357	3.85%	3,383	39	4.57%
Total time certificates of deposit	78,609	529	2.67%	35,236	352	3.96%
Total interest bearing deposits	198,022	1,003	2.01%	99,606	632	2.52%
Federal funds purchased and securities sold under agreements to repurchase	1,782	21	4.68%	217	2	3.66%
Other borrowings	7,638	92	4.78%	16,826	177	4.17%
Total interest bearing liabilities	207,442	$1,116	2.13%	116,649	$811	2.76%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	103,220			60,601
Other liabilities	2,994			1,599
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,524
Minority interest in the preferred stock of subsidiary	869
Shareholders’ equity	25,086			19,481
Total liabilities and shareholders’ equity	$354,135			$198,330

Net interest income (spread)		$3,753	3.98%		$2,445	4.17%

Net yield on earning assets(2)			4.71%			5.20%

(1)          Includes average balance of nonperforming loans of $5.8 million and $500,000 for 2002 and 2001, respectively.

(2)          Yields and amounts earned on loans receivable include loan fees of $116,000 and $88,000 for the three months ended September 30, 2002 and 2001, respectively.

The following table presents the components of net interest income for the nine months ended September 30, 2002 and 2001.

	Nine months ended
	September 30, 2002			September 30, 2001
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$28,588	361	1.69%	$18,801	$632	4.49%
Securities available-for-sale	32,383	1,331	5.50%	57,695	2,671	6.19%
Loans receivable(1)(2)	258,455	13,115	6.78%	105,031	7,189	9.15%
Other	756	9	1.59%	—	—	—
Total interest earning assets	320,182	$14,807	6.18%	181,527	$10,492	7.73%

Noninterest earning assets:
Cash and due from banks - demand	20,251			11,210
Other assets	24,035			2,595
Allowance for credit losses and net unrealized (loss) gain on securities available-for-sale	(5,925)			(2,497)
Total assets	$358,543			$192,835

Liabilities and shareholders’ equity:
Interest bearing deposits:
Demand	$27,762	$243	1.17%	$8,787	$68	1.03%
Money market and savings	85,037	1,087	1.71%	43,429	837	2.58%
Time certificates of deposit:
$100,000 or more	46,545	673	1.93%	32,328	1,141	4.72%
Under $100,000	39,586	1,117	3.77%	4,364	180	5.51%
Total time certificates of deposit	86,131	1,790	2.78%	36,692	1,321	4.81%
Total interest bearing deposits	198,930	3,120	2.10%	88,908	2,226	3.35%
Federal funds purchased and securities sold under agreements to repurchase	2,562	116	6.05%	781	30	5.14%
Other borrowings	12,592	388	4.12%	23,439	889	5.07%
Total interest bearing liabilities	214,084	$3,624	2.26%	113,128	$3,145	3.72%

Noninterest bearing liabilities:
Noninterest bearing demand deposits	100,078			59,078
Other liabilities	2,910			1,666
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,520
Minority interest in the preferred stock of subsidiary	791
Shareholders’ equity	25,404			18,963
Total liabilities and shareholders’ equity	$357,787			$192,835

Net interest income (spread)		$11,183	3.92%		$7,347	4.01%

Net yield on earning assets(2)			4.67%			5.41%

(1)          Includes average balance of nonperforming loans of $5.8 million and $550,000 for 2002 and 2001, respectively.

(2)          Yields and amounts earned on loans receivable include loan fees of $395,000 and $298,000 for the nine months ended September 30, 2002 and 2001, respectively.

The following tables set forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates.  Average balances in all categories in each reported period were used in the volume computations.  Average yields and rates in each reported period were used in rate computations.

	Nine months ended September 30, 2002 vs 2001
			Net Increase (Decrease)
	Increase (decreased) due to(1)
	Volume	Rate

Interest Income:
Federal funds sold and securities purchased under agreements to resell	$329	$(600)	$(271)
Securities available-for-sale	(1,172)	(168)	(1,340)
Loans receivable(2)	10,501	(4,575)	5,926
Other	9	—	9

Total interest earning assets	$9,658	$(5,343)	$4,315

Interest Expense:
Interest bearing deposits:
Demand	$147	$28	$175
Money market and savings	802	(552)	250

Time certificates of deposit:
$100,000 or more	502	(970)	(468)
Under $100,000	1,453	(516)	937

Total time certificates of deposit	1,955	(1,486)	469
Total interest bearing deposits	2,904	(2,010)	894
Federal funds purchased and securities sold under agreements to repurchase	68	18	86
Other borrowings	(411)	(90)	(501)

Total interest bearing liabilities	$2,561	$(2,082)	$479

Net interest income	$7,097	$(3,261)	$3,836

(1)          The change in interest income or interest expense that is attributable to both changes in average volume and average rate has been allocated to the changes due to (i) average volume and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)          Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

The Company recorded a $1.5 million provision for credit losses during the quarter ended September 30, 2002 related to the charge off of $2.1 million of non-performing loans that were originated at South Bay prior to the acquisition.  During the quarter ended September 30, 2001 a $450,000 provision for credit losses was recorded.  Provisions for loan losses of $1.8 million and $450,000 were recorded for the nine months ended September 30, 2002 and 2001, respectively.

OTHER OPERATING INCOME

Other operating income, excluding gains and losses on the sale of securities and assets, totaled $353,000 during the third quarter of 2002, an increase of 59.5% from $187,000 during the third quarter of 2001.  During the nine months ended September 30, 2001, other operating income, excluding gains and losses on the sale of securities and assets, totaled $1.0 million, an increase of 56.4% from $576,000 during the comparable period of 2001.  Service charges on deposit accounts increased  $172,000 or 116.2% and $484,000 or 105.9% during the three and nine months ended September 30, 2002, respectively, compared to corresponding periods in 2001.  This increase reflects the greater volume of deposit accounts as a result of the acquisition of South Bay.

The Company realized no gains or losses on sale of securities during 2002, compared to net gains of $92,000 and $238,000 during the third quarter and first nine months of 2001.

OTHER OPERATING EXPENSES

Other operating expenses increased 44.3% to $3.0 million during the third quarter of 2002 compared to $2.1 million during the third quarter of 2001.  This increase was due primarily to an increase in salaries and related benefits of $693,000, an increase in net occupancy expense of $80,000, both due to operating two additional banking offices from the South Bay acquisition.  Additionally, computer data processing expenses increased $124,000 or 129.0% during the quarter ended September 30, 2002 compared to the same period last year due to the operation of South Bay in the 2002 period.

Other operating expenses increased 54.6% to $9.7 million during the nine months ended September 30, 2002 compared to $6.3 million during the same period of 2001, due primarily to $1.9 million increase in salaries and related benefits expense, a $332,000 increase in net occupancy expense and a $398,000 increase in computer data processing expenses resulting from costs associated with operating South Bay’s two banking offices.   Approximately $120,000 of the data processing expenses are nonrecurring costs of converting South Bay’s data processing system.  Legal services were $452,000 for the first nine months of 2002 compared to $107,000 for the same period in 2001 due to increased legal fees associated with problem loan workouts.  Increases in most other noninterest expense categories during the nine months ended September 30, 2002 compared to 2001 were due to the operation of South Bay in the 2002 period.

MINORITY INTEREST IN INCOME

Minority interest of subsidiaries in the Company’s income relating to the South Bay Series A preferred stock was $53,000 and $159,000 for the three months and nine months ended September 30, 2002, respectively, representing dividend payments on the subsidiary preferred stock.  There was no minority interest in the income of the South Bay Series A preferred stock for the corresponding 2001 periods.  The minority interest of the Trust Preferred Securities in the Company’s income was $380,000 and $1.2 million for the three months and nine months ended September 30, 2002 representing the interest expense of the Trust Preferred Securities that are classified as mezzanine equity for accounting purposes.  The minority interest of the Trust Preferred Securities in the Company’s income was $329,000 for the three months and nine months ended September 30, 2001.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of the investment securities portfolio, consisting of available-for-sale securities:

	September 30, 2002				December 31, 2001
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities	$—	$—	$—	$—	$2,001	13	$—	$2,014
GNMA-issued/guaranteed mortgage pass through certificates	2,992	73	—	3,065	4,503	—	27	4,476
Other U.S. government and federal agency securities	1,993	13	—	2,006	—	—	—	0
FHLMC/FNMA-issued mortgage pass through certificates	15,067	489	—	15,556	15,928	179	32	16,075
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	5,716	60	1	5,775	16,590	162	29	16,723
Privately issued corporate bonds, CMO’s and REMIC’s securities	4,288	—	185	4,103	2,510	4	175	2,339
	$30,056	$635	$186	$30,505	$41,532	$358	$263	$41,627

FRB and other equity stocks	$2,238	—	—	$2,238	2,552	—	—	2,552

The total amortized cost of investment securities decreased $11.5 million to $30.1 million at September 30, 2002 from $41.5 million at December 31, 2001 due primarily to principal paydowns on amortizing mortgaged backed securities brought about by decreasing market interest rates.  The investment securities had net pre-tax unrealized gains of $449,000 at September 30, 2002 compared to $95,000 at December 31, 2001.  Federal Reserve Bank (FRB) stock and other equity stocks are redeemable at cost.

At September 30, 2002 the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, in which the aggregate book value exceeded 10% of the Company’s shareholders’ equity.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

	September 30, 2002		December 31, 2001
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$27,228	10%	$27,069	10%
Secured by multifamily residential properties	9,444	4%	8,492	3%
Secured by commercial real properties	103,242	39%	95,142	36%
Other - secured and unsecured	78,486	30%	85,292	33%
Real estate construction and land development	31,962	12%	30,811	12%
Home equity lines of credit	6,351	2%	6,511	3%
Consumer installment and unsecured loans to individuals	8,055	3%	8,795	3%
Total loans outstanding	264,768	100%	262,112	100%

Deferred net loan origination fees and purchased loan discount	(255)		(144)
Loans receivable, net	$264,513		$261,968

Total loans outstanding increased by $2.7 million to $264.8 million at September 30, 2002 compared to $262.1 million at December 31, 2001.  This increase resulted primarily from $2.4 million, or 1.1%, increase in commercial loans during the first nine months of 2002.  Commercial loans secured by commercial real estate properties increased to 39% from 36% of total loans outstanding at September 30,2002 compared to December 31, 2001.

The following comparative period-end table sets forth certain information concerning nonperforming assets.

	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Nonaccrual loans	$4,991	$7,807
Troubled debt restructurings	—	953
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	85	642
Nonperforming loans	5,076	9,402
Other real estate owned	1,000	—
Other assets-SBA guaranteed loan	285	—
Total nonperforming assets	$6,361	$9,402

Allowance for credit losses as a percent of nonaccrual loans	95.3%	83.8%
Allowance for credit losses as a percent of nonperforming loans	93.7%	69.6%
Total nonperforming assets as a percent of loans receivable	2.4%	3.6%
Total nonperforming assets as a percent of total shareholders’ equity	21.4%	36.9%

Nonaccrual loans decreased by $3.0 million during the first nine months of 2002 to $6.4 million compared to $9.4 million at December 31, 2001 due to charge-offs of $4.0 million, primarily related to loans originated at South Bay prior to the acquisition, partially offset by additional loans classified as nonaccrual.  The troubled debt restructuring of $953,000 at December 31, 2001 failed to maintain compliance with modified terms and the loan collateral has been foreclosed and recorded with capitalized costs, at fair value, in other real estate owned at September 30, 2002.  The additional interest income that would have been recorded in the nine months ended September 30, 2002 from nonaccrual loans and troubled debt restructurings would have been approximately $475,000 if these loans had been current for the entire period.

Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest at September 30, 2002 were $285,000 at September 30, 2002 compared to $642,000 at December 31, 2001.

As a result of these changes, the amount of nonperforming assets at September 30, 2002 decreased 32.3% from the level at December 31, 2001.

ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in conjunction with an outside advisory firm, performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

Loans charged off during the third quarter and first nine months of 2002 were $2.2 million and $4.0 million, respectively, compared to $22,000 and $372,000 during the third quarter and first nine months of 2001, respectively.  The increase in loans charged off in 2002 is primarily due to pre-acquisition nonperforming loans originated of South Bay.  Recoveries of loans previously charged off were $16,000 and $352,000 during the third quarter and first nine months of 2002 compared to $110,000 and $226,000 million for the same periods in 2001.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period(1)	$5,374	$2,363	$6,542	2,597
Loans charged off:
Real estate construction and land development	—	—	31	—
Commercial loans:
Secured by commercial real properties	44	—	44	—
Other - secured and unsecured	2,065	—	3,807	268
Consumer installment and unsecured loans to individuals	50	22	81	104
Total loan charge offs	2,159	22	3,963	372

Recoveries of loans previously charged off:
Real estate construction and land development	—	—	191	6
Commercial loans:
Other - secured and unsecured	12	94	107	197
Consumer installment and unsecured loans to individuals	4	16	54	23
Total recoveries of loans previously charged off	16	110	352	226
Net charge offs (recoveries)	2,143	(88)	3,611	146
Provision for credit losses	1,525	450	1,825	450
Balance, end of period	$4,756	$2,901	$4,756	$2,901

(1)          The balance at September 30, 2002 reflected the consolidated balance of Mercantile and South Bay, while the balance at September 30, 2001 reflected the balance only of Mercantile.

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

Based on loan growth, the level of nonperforming loans and a relatively constant level of charge offs, it is anticipated that the allowance for credit losses will remain adequate through the remainder of 2002.

CAPITAL ADEQUACY REQUIREMENTS

At September 30, 2002 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well capitalized institutions and the capital ratios for the Company and the Banks as of September 30, 2002 and December 31, 2001.

	Well Capitalized Standards	September 30, 2002	December 31, 2001
Company:
Tier 1 leverage	5.00%	6.52%	5.55%
Tier 1 risk-based capital	6.00%	8.09%	6.85%
Total risk-based capital	10.00%	11.62%	11.53%

Mercantile National Bank
Tier 1 leverage	5.00%	7.58%	6.85%
Tier 1 risk-based capital	6.00%	10.49%	10.50%
Total risk-based capital	10.00%	11.75%	11.76%

South Bay Bank
Tier 1 leverage	5.00%	8.64%	8.72%
Tier 1 risk-based capital	6.00%	9.89%	9.63%
Total risk-based capital	10.00%	11.15%	10.90%

LIQUIDITY

The Company continues to manage its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines at the FHLB, and a portfolio of securities available-for-sale.  Liquidity is also provided by maturing investment securities and loans.

National Mercantile is a legal entity separate and distinct from the Banks, and therefore it must provide for its own liquidity.  National Mercantile’s principal sources of funds are proceeds from the sales of securities and dividends or capital distributions from the Banks.  In addition to its own operating expenses, National Mercantile is responsible for the payment of the interest on the outstanding issues of Trust Preferred Securities.  The semi-annual interest payments on the Trust Preferred Securities, under the terms of the indenture, are deferrable at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.

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

Under such restrictions, Mercantile National and South Bay are presently unable to pay dividends to National Mercantile.   Other than the deferrable interest payments on the Trust Preferred Securities, National Mercantile has adequate cash resources from other sources to meet its foreseeable cash needs.

ASSET LIABILITY MANAGEMENT

The following table shows the Company’s cumulative one-year interest rate sensitivity gap indicating an asset sensitive position of $8.1 million at September 30, 2002, compared to an asset sensitive position of $27.0 million at December 31, 2001.

The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since the Company has a large base of immediately adjustable interest bearing demand, savings and money market deposit accounts.  However, since the Company is asset sensitive, in a period of rapidly declining rates, such as the environment that was experienced during 2001, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest bearing deposits historically have not changed proportionately with changes in market interest rates.  Additionally, in relatively low and declining interest rate environments, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.

	September 30, 2002
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$14,040	$—	$—	$—	$14,040
Securities available-for-sale, at amortized cost	—	—	2,300	28,205	30,505
FRB and other stock, at cost	—	—	—	2,238	2,238
Loans receivable(2)	165,792	16,023	52,971	23,768	258,554
Total rate-sensitive assets	179,832	16,023	55,271	54,211	305,337

Rate-Sensitive Liabilities:(1)
Interest bearing deposits:
Demand, money market and savings	115,557	—	—	—	115,557
Time certificates of deposit	37,409	33,075	8,430	—	78,914
Federal funds purchased and securities sold under agreements to repurchase	—	1,680	—	—	1,680
Other borrowings	—	—	7,500	—	7,500
Total rate-sensitive liabilities	152,966	34,755	15,930	—	203,651
Interest rate-sensitivity gap	26,866	(18,732)	39,341	54,211	101,686
Cumulative interest rate-sensitivity gap	$26,866	$8,134	$47,475	$101,686
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	118%	104%	123%	150%

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

Rate-Sensitive Liabilities:(1)
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

In October 2002, the Office of the Comptroller of the Currency (“OCC”) requested that Mercantile execute an informal non-binding document, a memorandum of understanding (“MOU”), relating to its interest rate risk management.  The MOU would provide for Mercantile to take certain actions that the OCC believes would strengthen Mercantile interest rate risk management process, including the retention of an independent consultant to review Mercantile National’s interest rate risk measurement systems by February 28, 2003.  Mercantile intends to execute the MOU.

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

We establish allowances for credit losses against each segment of our loan portfolio.  At September 30, 2002, our allowance for credit losses equaled 1.8% of loans receivable and 93.7% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of September 30, 2002, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At September 30, 2002, approximately 67% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

We test goodwill annually and must record any impairment as a charge to earnings.

Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), among other provisions, prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested annually, or more frequently upon the occurrence of certain events, for impairment.  SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require re-measurement of the fair value of the reporting unit.  Impairment losses are to be reported as a charge to current period earnings.

We recorded goodwill of $5.6 million in connection with the South Bay acquisition in December 2001.  During the fourth quarter of 2002, we will complete the required impairment tests of goodwill.  In the event that the test determines that our goodwill is impaired, we will record a charge to earnings.

We determine annually whether our deferred tax asset will be realized and must establish a valuation allowance if necessary to reduce it to its realizable value.

In conjunction with the acquisition of South Bay, we reversed our valuation allowance of $6.1 million on the deferred tax asset with the related benefit reducing goodwill.  On a periodic basis, at least annually, we perform an analysis to determine if it is more likely than not that some or all of the gross deferred tax asset will not be realized.  Factors used in the analysis that are reflective of the future realization of a deferred tax asset are:

•                  A relatively consistent strong earnings history;

•                  Future earnings are assured;

•                  Expected adequate future taxable income arising from the reversal of temporary differences to realize the tax asset;

An evaluation allowance may be established to reduce the deferred tax asset to its realizable value.  The determination of whether a valuation allowance is necessary involves considering the positive and negative factors related to whether the deferred tax asset is more likely than not to be realized.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that we determine that a valuation allowance to the deferred tax asset is necessary.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this quarterly report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

During the quarter ended September 30, 2002, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

None.

Item 2.   CHANGES IN SECURITIES

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

None.

(b) Reports on Form 8-K.

On August 7, 2002, the Company filed a report on Form 8-K reporting under Item 4 a change in the Company’s Certifying Accountant.

On August 22, 2002, the Company filed a report on Form 8-K reporting under Item 5 the Company’s press release regarding second quarter 2002 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE: November 7, 2002	/s/ SCOTT A. MONTGOMERY
SCOTT A. MONTGOMERY
Chief Executive Officer

DATE: November 7, 2002	/s/ DAVID R. BROWN
DAVID R. BROWN
Chief Financial Officer

Certification

I, Scott Montgomery, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of National Mercantile Bancorp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ Scott Montgomery
Scott Montgomery
Chief Executive Officer

Certification

I, David Brown, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of National Mercantile Bancorp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	/s/ David Brown
David Brown
Chief Financial Officer