Form 10KSB
period 2002-12-31
NATIONAL MERCANTILE BANCORP
filed 2003-04-15
CIK 714801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002	Commission File Number 0-15982

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

(Title of Class)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes      ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 18, 2003, was approximately $17.6 million.

The number of shares of Common Stock, no par value, of the registrant outstanding as of March 18, 2003 was 2,689,329.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Company’s Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company’s 2003 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-13 of this Annual Report on Form 10-KSB.

Index to Exhibits on Page 65

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB

For the Fiscal Year Ended December 31, 2002

ANNUAL REPORT ON FORM 10-K

Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and as such may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which National Mercantile Bancorp (referred to as “we” or “our” when such reference includes National Mercantile Bancorp and its subsidiaries, collectively, “National Mercantile” when referring only to the parent company and “the Banks” when referring only to National Mercantile’s banking subsidiaries, Mercantile National Bank and South Bay Bank, N.A.) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision.  Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.  Statements regarding policies and procedures are not intended to imply, and should not be interpreted to mean, that we will conduct our business in accordance with such policies for any particular period of time, as we may at any time and from time to time amend or repeal such policies and adopt new policies.  For discussion of the factors that might cause such a difference, see “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Which May Affect Future Operating Results”.

PART I

ITEM 1.     BUSINESS

National Mercantile Bancorp

National Mercantile is a bank holding company whose principal assets are the capital stock of two bank subsidiaries: Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A.  (“South Bay”).  National Mercantile has been authorized by the Federal Reserve Bank of San Francisco to engage in lending activities separate from the Banks but to date has not done so.  National Mercantile Capital Trust I, which is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of National Mercantile.

Our present business strategy is to attract individual and small- to mid-sized business borrowers in specific market niches located in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service.  Our lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates.  Additionally, we provide a wide array of deposit and investment products that are also designed to meet specific customer needs.

We operate throughout the west side of Los Angeles County including the South Bay, Century City and San Fernando Valley with banking offices in Century City, Torrance, Encino and El Segundo.  Our targeted market niches for businesses include the entertainment industry, the healthcare industry, professional services providers, the real estate escrow industry, property managers and community-based nonprofit organizations.  Additionally, we target developers of small commercial real estate properties and residential properties.  Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom we attract by establishing relationships with business management firms) and others affiliated with the entertainment industry.  Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.  Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.

In order to grow and expand our array of products and services, we may from time to time open de novo branch banking offices or acquire other financial service-related companies including “in-market” acquisitions with banks of similar size and market presence.  No assurance can be made that we will identify a company which can be acquired on terms and conditions acceptable to us or that we could obtain the necessary regulatory approvals for such an acquisition.

We believe that banking clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions through our menu of products and services.  We also believe that our subsidiary Banks are better able to build successful client relationships as the holding company provides cost effective administrative support services while promoting bank autonomy and flexibility in serving client needs.

To implement this philosophy, we operate each of our Bank subsidiaries by retaining their independent names.  Our banking subsidiaries have established strong client followings in their market areas through attention to client service and an understanding of client needs.

In an effort to capitalize on the identities and reputations of the Banks, we intend to continue to market our services under each Bank’s name, primarily through each Bank’s relationship managers.  The primary focus for the Banks’ relationship managers is to cultivate and nurture their client relationships.  Relationship managers are assigned to each borrowing client to provide continuity in the relationship.  This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities or industry niche in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the Banks.

Client service decisions and day-to-day operations are maintained at the Banks.  National Mercantile offers the advantages of affiliation with a multi-bank holding company by providing expanded client support services, such as increased client lending capacity, business cash management, and following the full integration of operations, centralized administrative functions, including support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions.  All of these centralized services are designed to enhance the ability of the relationship manager to expand their client relationship base.

At December 31, 2002, we had total assets of $355.4 million, total loans, net, of $267.5 million and total deposits of $298.7 million.

History

Mercantile was organized in 1981 as a national banking association and commenced operations through an office in Century City in 1982.  In 1983 National Mercantile was organized under the laws of the State of California and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA’’), to serve as a holding company for Mercantile.

In March 2001, Mercantile opened a regional office in Encino, California which expanded our client-focused niche banking services to the San Fernando Valley area of Los Angeles.  The Encino regional office focuses on providing banking services to those affiliated with the healthcare industry as well as expanding the client base in the entertainment industry, professional service providers and community-based nonprofit organizations.

In December 2001, National Mercantile acquired South Bay, which had offices in Torrance and El Segundo.  The acquisition of South Bay was accounted for under the purchase accounting method.  Accordingly, the assets acquired and liabilities assumed were recorded at their fair values and the results of operations reflect only the period since acquisition.

Competition

The banking and financial services industry in California generally, and in the Banks’ market areas specifically, is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  Our primary service area is dominated by a relatively small number of major banks that have many offices operating over a wide geographical area.  We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than us.  Nondepository institutions can be expected to increase the extent to which they act as financial intermediaries.  Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system.  Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode.  In addition, many of the major commercial banks operating in our primary service area offer services, such as trust services, which are not offered directly by us and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.

To compete with other financial institutions in our primary service area, we rely principally upon personal contact by our officers, directors and employees and providing, through third parties, specialized services such as messenger, accounting and other related services.  For clients whose loan demands exceed our legal lending limit, we arrange for such loans on a participation basis with other banks.  We also assist clients requiring other services not offered by us in obtaining such services from other providers.

Economic Conditions and Government Policies

Our profitability, like most financial institutions, is primarily dependent on interest rate differentials.  In general, the difference between the interest rates paid by us on our interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by us on our interest-earning assets, such as loans and investment securities, comprise the major portion of our earnings.  These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”), influence our business.  The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S.  Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities.  We cannot fully predict the nature and impact on us of any future changes in monetary and fiscal policies.

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

It can be expected that new legislation and regulations will be adopted which will have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.

  National Mercantile

As a registered bank holding company, National Mercantile and its subsidiaries are subject to the Federal Reserve’s supervision, regulation and examination under the Bank Holding Company Act.

As a bank holding company, National Mercantile is required to obtain the Federal Reserve’s prior approval before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all the assets, of any company, including a bank or bank holding company.  Further, National Mercantile is generally allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

  The Banks

Both Banks are national banks and members of the Federal Reserve System.  The Banks are subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”) and are also subject to regulations of the Federal Deposit Insurance Corporation (“FDIC”) and the Federal Reserve.  The Banks are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and limitations on the types of investments that may be made and services that may be offered.  Various consumer laws and regulations also affect the Banks’ operations.  These laws primarily protect depositors and other customers of the Banks, rather than National Mercantile and its shareholders.

The OCC and the Federal Reserve have various remedies if they should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of a bank’s operations are unsatisfactory or that a bank or its management is violating or has violated any law or regulation.  These remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance.

Memorandum of Understanding

In October 2002, Mercantile executed an informal non-binding memorandum of understanding with the OCC relating to its interest rate risk management.  The memorandum provides for Mercantile to take certain actions that the OCC believes would strengthen Mercantile’s interest rate risk management process, including the review of its interest rate risk limits and interest rate risk modeling assumptions and the retention of an independent consultant to conduct a review of Mercantile’s interest rate risk management processes by February 28, 2003.  Mercantile has taken the substantive actions provided in the memorandum and intends to continually evaluate and enhance its interest rate risk management processes as appropriate.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (“Patriot Act”). The Patriot Act is intended to strengthen the U.S law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and (iv) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person’s identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on our operations.

  FDIC

The Banks are subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act (“FDIA”) because their deposit accounts are insured by the FDIC under the Bank Insurance Fund (“BIF”).

Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as under prompt corrective action rules, as discussed under “Capital Adequacy Requirements” below.  These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications.  Currently, assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.  The FDIC may increase or decrease the assessment rate schedule semiannually.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The FDIC established the FICO assessment rates effective for the fourth quarter of 2002 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

  Dividends and Capital Distributions

Dividends and capital distributions from the Banks constitute the principal ongoing source of cash to National Mercantile.  National Mercantile is a legal entity separate and distinct from the Banks, and as such has separate and distinct financial obligations including debt service and operating expenses.  The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends and capital distributions to National Mercantile.

OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  A national bank may not pay any dividend that exceeds its retained net earnings, as defined by the OCC.   The OCC and the Federal Reserve have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank’s current and expected earnings stream, the bank’s need to maintain an adequate capital base and other factors.

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

Neither Mercantile nor South Bay has retained earnings, and therefore neither is presently able to pay dividends.  Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay has an accumulated deficit of $482,000 as of December 31, 2002.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

The payment of dividends by National Mercantile is limited by the terms of the Trust Preferred Securities indenture.  National Mercantile may not declare or pay any dividends or other distributions on its common stock or preferred stock if it is in default under the terms of the indenture or if it has elected to defer payments of interest on the Trust Preferred Securities.

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

  Capital Adequacy Requirements

Both the Federal Reserve and the OCC have adopted similar, but not identical, “risk-based” and “leverage” capital adequacy guidelines for bank holding companies and national banks, respectively.  Under the risk-based capital guidelines, different categories of assets are assigned different risk weights, ranging from zero percent for assets considered risk-free (e.g., cash) to 100% for assets considered relatively high-risk (e.g., commercial loans).  These risk weights are multiplied by corresponding asset balances to determine a risk-adjusted asset base.  Certain off-balance sheet items (e.g., standby letters of credit) are added to the risk-adjusted asset base.  The minimum required ratio of total capital to risk-weighted assets for both bank holding companies and national banks is presently 8%.  At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders’ equity, a limited amount of perpetual preferred stock and minority interests in the equity, less goodwill, intangible assets and certain other items.  The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock and a limited amount of the general loan-loss allowance.

The minimum Tier 1 leverage ratio (Tier 1 capital to average adjusted total assets) is 3% for bank holding companies and national banks that have the highest regulatory examination rating and are not contemplating significant growth or expansion.  All other bank holding companies and national banks are expected to maintain a ratio of at least 1% to 2% or more above the stated minimum.

  Prompt Corrective Action Rules

The OCC has adopted regulations establishing capital categories for national banks and prompt corrective actions for undercapitalized institutions.  The regulations create five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  A bank may be reclassified by the OCC to the next level below that determined by its regulatory capital if the OCC finds that it is in an unsafe or unsound condition or if it has received a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent examination and the deficiency has not been corrected, except that a bank cannot be reclassified as critically undercapitalized for such reasons.

The OCC may subject national banks which are not at least “adequately capitalized” to a broad range of restrictions and regulatory requirements.  An undercapitalized bank may not pay management fees to any person having control of the institution, nor, except under certain circumstances and with prior regulatory approval, make any capital distribution.  Undercapitalized banks are subject to increased monitoring by the OCC, are restricted in their asset growth, must obtain regulatory approval for certain corporate activities, such as acquisitions, new branches and new lines of business, and, in most cases, must submit to the OCC a plan to bring their capital levels to the minimum required in order to be classified as adequately capitalized.  The OCC may not approve a capital restoration plan unless each company that controls the bank guarantees that the bank will comply with it.  Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support each such bank.  In addition, a bank holding company is required to guarantee that its subsidiary bank will comply with any capital restoration plan.  The amount of such a guarantee is limited to the lesser of (i) 5% of the bank’s total assets at the time it became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time the bank fails to comply with the capital restoration plan.  A holding company guarantee of a capital restoration plan results in a priority claim to the holding company’s assets ahead of its other unsecured creditors and shareholders that is enforceable even in the event of the holding company’s bankruptcy or the subsidiary bank’s insolvency.

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

As a condition to the approval of National Mercantile’s acquisition of South Bay, National Mercantile agreed with the Federal Reserve that it would maintain its and each of the Bank’s regulatory capital ratios in the well capitalized category for the three years following the closing.  At December 31, 2002, each of the Banks and National Mercantile exceeded the required ratios for classification as well capitalized.

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

Cross Guarantees

The Banks are also subject to cross-guaranty liability under federal law.  This means that if one FDIC-insured depository institution subsidiary of a multi-institution bank holding company fails or requires FDIC assistance, the FDIC may assess commonly controlled depository institutions for the estimated losses suffered by the FDIC.  Such a liability could have a material adverse effect on the financial condition of any assessed subsidiary institution and on National Mercantile as the common parent.  While the FDIC’s cross-guaranty claim is generally junior to the claim of depositors, holders of secured liabilities, general creditors and subordinated creditors, it is generally superior to the claims of shareholders and affiliates.

  Community Reinvestment Act and Fair Lending

The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities.  A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws.  The CRA requires the Banks to ascertain and meet the credit needs of the communities it serves, including low- and moderate-income neighborhoods.  The Banks’ compliance with the CRA is reviewed and evaluated by the OCC, which assigns the Banks a publicly available CRA rating at the conclusion of the examination.

The CRA regulations emphasize measurements of performance in the area of lending (specifically, a bank’s home mortgage, small business, small farm and community development loans), investment (a bank’s community development investments) and service (a bank’s community development services and the availability of its retail banking services), although examiners are still given a degree of flexibility in taking into account unique characteristics and needs of a bank’s community and its capacity and constraints in meeting such needs.  The regulations also require certain levels of collection and reporting of data regarding certain kinds of loans.

Further, the federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.  An assessment of CRA compliance is required in connection with applications for OCC approval of certain activities, including establishing or relocating a branch office that accepts deposits or merging or consolidating with, or acquiring the assets or assuming the liabilities of, a federally regulated financial institution.  An unfavorable rating may be the basis for OCC denial of such an application, or approval may be conditioned upon improvement of the applicant’s CRA record.  In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the CRA record of each subsidiary bank of the applicant, and such records may be the basis for denying the application.  The federal banking agencies have established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”.  Each of the Banks received a “satisfactory” rating in its most recent exam.

Employees

At December 31, 2002, we had 85 total employees and 83 full-time employees.  None of the employees is covered by a collective bargaining agreement.  We consider our employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

We lease approximately 24,000 square feet in an office building at 1840 Century Park East, Century City, California, the location of National Mercantile’s administrative headquarters and Mercantile’s principal banking office.  The effective rent for the period November 1, 2001 to October 31, 2004 is $2.83 per square foot or $67,607 per month. The rent is subject to annual adjustments for changes in property taxes and operating costs.  The lease expires in October 2004.

Mercantile also leases an approximately 1,650 square foot facility in Encino, California for the primary purpose of providing branch banking operations in the San Fernando Valley.

South Bay owns a two-story stand alone office building at 2200 Sepulveda Boulevard, Torrance, California which serves as its principal banking office.  South Bay also leases an approximately 1,500 square foot facility in El Segundo, California for the primary purpose of providing branch banking operations in the Los Angeles airport area.

We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow.  We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business.  We believe that the outcome of these matters existing as of December 31, 2002 will not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock and Series A Noncumulative Convertible Perpetual Preferred Stock (the “Series A Preferred”) of National Mercantile are traded on the Nasdaq SmallCap Market, under the symbols MBLA and MBLAP, respectively.  The following table shows the high and low trade prices of the Common Stock and Series A Preferred for each quarter of 2001 and 2002 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

	Common Stock		Series A Preferred
Quarter Ended:	High	Low	High	Low

March 31, 2001	8.00	6.38	14.50	13.75
June 30, 2001	7.65	6.60	14.00	14.00
September 30, 2001	8.30	6.60	17.00	14.06
December 31, 2001	7.35	5.65	13.50	11.90
March 31, 2002	6.90	5.45	13.03	11.90
June 30, 2002	6.75	5.16	13.05	12.50
September 30, 2002	6.20	5.01	11.90	10.00
December 31, 2002	7.00	5.81	14.40	12.00

At March 18, 2002, National Mercantile had 169 shareholders of record for its Common Stock and 19 shareholders of record for its Series A Preferred.  The number of beneficial owners for the Common Stock and Series A Preferred is higher as many people hold their shares in “street” name.  At March 18, 2003, approximately 36% and 18% of the Common Stock and Series A Preferred, respectively, were held in street name.

National Mercantile has not paid a cash dividend on the Common Stock since July 1990, and has never paid a cash dividend on the Series A Preferred.  The Series A Preferred is entitled to a noncumulative cash dividend at a rate of 6.5% of its liquidation preference quarterly on the first day of January, April, July, and October of each year, commencing October 1, 2001, before any dividend may be declared upon or paid upon the Common Stock.  As a California corporation, under the California General Corporation Law, generally National Mercantile may not pay dividends in cash or property except (ii) out of positive retained earnings or (ii) if, after giving effect to the distribution, National Mercantile’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles).  At December 31, 2002, National Mercantile had an accumulated deficit of $14.1 million.  Further, it is unlikely that its assets will ever be at least 1.25 times its liabilities.  Accordingly, National Mercantile must generate net income in excess of $14.1 million before it can pay a dividend in cash or property.

In December 2002 National Mercantile issued and sold 1,006,287 shares of Common Stock for $7.65 per share, or an aggregate of $7.7 million.  The issuance and sale of these shares was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act and Regulation D thereunder as transactions not involving a public offering.  National Mercantile did not employ any general solicitation or general advertising in connection with the offering, and each investor represented that he or she was an “accredited investor” as defined in Regulation D under the Securities Act.  Wedbush Morgan Securities served as National Mercantile’s financial advisor and was paid fees and expenses totaling $97,000.

Outstanding Awards Under All Equity Compensation Plans.  The following table sets forth as of December 31, 2002 information regarding outstanding options under all of our equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	420,843	$6.36	46,834

(1) Includes the 1996 Stock Incentive Plan and two stock option plans which have been terminated but under which there remain outstanding options to purchase an aggregate of 58,424 shares of our Common Stock.

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We recorded  a net loss of $253,000 for 2002 compared to net income of $1.2 million for 2001.  On a per share basis, in 2002 we recorded a basic and fully-diluted loss of $0.15 compared to basic earnings of $0.72 and fully-diluted earnings of $0.28 for 2001.  The decrease in net earnings was due to a $4.2 million increase in operating expenses, a $1.4 million increase in the provision for credit losses, an $815,000 increase in the minority interest of the holders of the guaranteed preferred beneficial interests in National Mercantiles’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities) in our income and a $213,000 minority interest of the South Bay Bank Series A Preferred Stock in our income.  Partially offsetting these factors, net interest income increased $5.0 million in 2002, despite a lower net yield on earning assets, and other operating income increased $269,000 over 2001.  In comparing the results of operations, most income and expense items are greater in 2002 than 2001 as a result of the acquisition of South Bay in December 2001.  Accordingly, the 2002 year includes the operations of South Bay.

Total assets at December 31, 2002 were $355.4 million compared to $374.4 million at year end 2001.  Federal funds sold and securities purchased under agreements to resell decreased $20.7 million to $18.7 million at December 31, 2002 from $39.4 million at December 31, 2001.  The Federal funds sold at December 31, 2002 included $27.6 million that was maintained to accommodate the anticipated withdrawal of a short-term demand deposit.  Securities available-for-sale decreased $15.5 million at December 31, 2002 compared to the prior year end primarily due to the repayments of principal of our mortgage-backed securities.  These decreases were partially offset by an increase in loans receivable of $10.4 million.  The net decrease in total assets funded a $10.4 million decrease in total deposits, a $10.0 million decrease in other borrowed funds and a $1.6 million decrease in federal funds purchased and securities sold under agreements to repurchase.

The Trust Preferred Securities are accounted for on the balance sheet as guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net of issuance costs.  The amount earned by the holders of the Trust Preferred Securities is treated as an allocation of income to minority interests.

The allowance for credit losses at December 31, 2002 was $4.8 million compared to $6.5 million at December 31, 2001.  The decrease is due to net charge-offs of $3.6 million partially offset by provisions to the allowance during the year of $1.9 million.

Table 1

Operations Summary

	Year Ended December 31, 2002	Increase (Decrease)		Year Ended December 31, 2001
		Amount	%
	(Dollars in thousands)
Interest income	$19,572	$5,781	41.9%	$13,791
Interest expense	4,664	788	20.3%	3,876
Net interest income	14,908	4,993	50.4%	9,915
Provision for credit losses	1,925	1,408	272.3%	517
Other operating income	1,502	269	21.8%	1,233
Other operating expense	12,861	4,200	48.5%	8,661
Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debenture-net	1,537	815	112.9%	722
Series A Preferred Stock of South Bay Bank, N.A.	213	213	N/A	—
Income before income taxes	(126)	(1,374)	(110.1)%	1,248
Income taxes	127	35	38.0%	92
Net income (loss)	$(253)	$(1,409)	(121.9)%	$1,156

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

Net interest income increased $5.0 million to $14.9 million during 2002 compared to $9.9 million during 2001.  The increase was attributable to the South Bay acquisition in December 2001 that contributed a significantly greater volume of earning assets.  The net yield on earning assets declined to 4.73 percent for 2002 from 5.31 percent for 2001.  Despite a greater decline in the cost of interest bearing liabilities than yields on interest earning assets, the decline in net yield on earning assets was due to lower yields on a greater volume of earning assets than interest bearing liabilities.

Average earning assets increased $128.6 million to $315.4 million during 2002 compared to 2001 while the average yield on earning assets declined 1.18 percent from 7.39 percent to 6.21 percent.  Total interest income increased $5.8 million due to the greater volume of earning assets as a result of the South Bay acquisition offset by overall lower yields on earning assets.  The lower yields are due to the sustained decline in interest rates over the past two years affecting the yields on adjustable rate loans tied to rate indices as well as newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.

Interest income from loans increased $7.7 million during 2002 due to $140.8 million greater average volume offset by a 171 basis point (one basis point is equal to .01 percent) decline in yield.  The average amount of securities available-for-sale decreased $18.6 million while the average yield declined 127 basis points resulting in a $1.6 million decrease in interest income from securities available-for-sale.  Interest income from federal funds sold decreased approximately $400,000 despite $5.1 million greater average volume due to a 2.16 percent decrease in average yield.

Average interest-bearing liabilities increased $102.1 million to $212.4 million during 2002 compared to $110.3 million during 2001.  Interest expense increased  $800,000 for 2002 compared to 2001 due to the greater average volume of interest bearing liabilities partially offset by a 131 basis point decline in the average cost of funds for 2002.  The decrease in the cost of funds was due to the overall lower interest rate environment during 2002 and a change in the composition of interest-bearing liabilities to lower cost funds.  Relatively high-cost other borrowings, consisting primarily of advances from the Federal Home Loan Bank, averaged $11.3 million in 2002 compared to $20.9 million in 2001.  The average amount of moderate-cost time certificates of deposit increased $45.6 million while lower-cost money market and savings deposits and interest-bearing demand deposits increased $46.0 million and $18.5 million, respectively.

The net interest spread increased to 4.01 percent from 3.88 percent due to a greater volume of earning assets funded by noninterest-bearing sources of funds.  Noninterest-bearing demand deposits averaged $102.2 million during 2002 compared to $58.9 million in 2001.  Guaranteed preferred beneficial interests in National Mercantile’s junior subordinated deferrable interest debentures that were issued in June 2001 averaged $14.5 million for 2002 compared to $7.6 million in 2001.  Shareholders’ equity averaged $25.9 million during 2002 compared to $22.5 million during the prior year primarily due to the $1.0 million Series B preferred stock issued in December 2001 and $1.8 million additional paid in capital representing the discount on the South Bay Series A Preferred Stock related to the beneficial conversion rights provided in the South Bay acquisition.  The South Bay Series A Preferred Stock was redeemed on December 31, 2002.

While Mercantile and South Bay had similar volumes of interest earning assets, a significant difference existed in the composition of South Bay’s interest earning assets, and the related yields.  Accordingly, the acquisition of South Bay in December 2001 has affected the net interest spread during the 2002 periods.  During 2002 average loans receivable of South Bay were $33.0 million, or 30%, greater than Mercantile’s average loans receivable while lower-yielding Federal funds sold and investment securities at South Bay were $26.1 million less than Mercantile.  The greater relative volume of higher yielding earning assets at South Bay than Mercantile increased the yield of our total interest earning assets approximately 0.53% in 2002.

Significant differences in the composition and related costs of funding liabilities between Mercantile and South Bay also affected our net interest spread and net yield on earning assets for the 2002 periods.  Average noninterest bearing deposits at Mercantile for the year ended December 31, 2002 were $45.5 million greater than South Bay while average interest bearing liabilities at Mercantile were $40.6 million less than South Bay.  During 2002, time certificates of deposit averaged $24.7 million and $59.6 million at Mercantile and South Bay, respectively, with rates of 2.22% and 2.94%, respectively.  The greater relative volume of higher costing funding liabilities at South Bay than Mercantile has increased the rate on our total interest bearing liabilities approximately 0.63% in 2002.

In 2002 we replaced higher costing liabilities at South Bay with Federal funds purchased from Mercantile in order to lower our overall cost of funds.  Additionally, we allocated greater resources to South Bay, primarily in salaries, to increase its emphasis on business banking.  Management expects this emphasis to result in further diversification of the loan portfolio through growth of commercial loans, in additional to growth of lower cost funds, particularly noninterest bearing.

Table 2

Ratios to Average Assets

	2002	2001
Net interest income	4.15%	4.94%
Other operating income	0.42%	0.61%
Provision for credit losses	(0.54)%	(0.26)%
Other operating expense	(3.58)%	(4.32)%
Minority interest in the Company’s junior subordinated deferrable interest debenture-net	(0.43)%	(0.36)%
Income before income taxes	0.02%	0.61%

Net income (loss)	(0.07)%	0.58%

Interest Rate Spread and Net Interest Margin

We analyze earnings performance using, among other measures, the interest rate spread and net interest margin.  The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities.  Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets.  Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes and changes relative to the amount of interest earning assets and interest bearing liabilities.  Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board.  Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate.  Table 4 presents the weighted average yield on each category of interest earning assets, the weighted average rate paid on each category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for 2002, 2001 and 2000.  We had no tax exempt interest income for 2002, 2001 or 2000.

Our net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest bearing demand deposits relative to total funding sources.  Average noninterest bearing demand deposits totaled $102.2 million, representing 34.0 percent of average deposits, during 2002, compared to $58.9 million, representing 39.9 percent of average deposits, during 2001.  Of these noninterest bearing demand deposits during 2002, $23.9 million or 23.4 percent of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $19.7 million or 33.5 percent of average noninterest bearing deposits during 2001.  While these deposits are noninterest bearing, they are not cost free funds.  Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by us to the extent that such depositors maintain certain average noninterest bearing deposits.  Customer service expense is classified as other operating expense.  If customer service expenses related to escrow customers had been classified as interest expense, our reported net interest income for 2002 and 2001, would have been reduced by $206,000 and $510,000, respectively, and the net interest margin for 2002 and 2001 would have decreased 7 basis points and 46 basis points, respectively.  Similarly, this would create identical reductions in other operating expense.     The expense associated with these deposits declined in 2002 from 2001 despite the increase in volume because we reduced the amount of third-party customer services provided for these depositors.

Table 3

Increase (Decrease) in Interest Income/Expense Due to Change in
Average Volume and Average Rate(1)

	2002 vs 2001			2001 vs 2000
	Increase (decrease) due to:		Net Increase (Decrease)	Increase (decrease) due to:		Net Increase
	Volume	Rate		Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$192	$(572)	$(380)	$760	$(560)	$200
Securities available-for-sale	(1,164)	(420)	(1,584)	(1,339)	(225)	(1,564)
Loans receivable(2)	12,075	(4,342)	7,733	2,260	(1,566)	694
Total interest-earning assets	11,103	(5,334)	5,769	1,681	(2,351)	(670)

Interest Expense:
Interest-bearing deposits:
Demand	$178	$52	$230	$21	$(42)	$(21)
Money market and savings	1,162	(755)	407	91	(330)	(239)
Time certificates of deposit:
$ 100,000 or more	619	(1,183)	(564)	583	(277)	306
Under $100,000	1,397	(246)	1,151	20	(111)	(91)
Total time certificates of deposit	2,016	(1,429)	587	603	(388)	215
Total interest-bearing deposits	3,356	(2,132)	1,224	715	(760)	(45)
Other borrowings	(463)	(70)	(533)	(742)	(329)	(1,071)
Federal funds purchased and securities sold under agreements to repurchase	79	18	97	(18)	(13)	(31)
Total interest-bearing liabilities	2,972	(2,184)	788	(45)	(1,102)	(1,147)

Net interest income	$8,131	$(3,150)	$4,981	$1,726	$(1,249)	$477

(1)   The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the  absolute amounts of changes in each.

(2)   Table does not include interest income that would have been earned on nonaccrual loans.

Table 4

Average Balance Sheet and

Analysis of Net Interest Income

	2002			2001			2000
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$26,514	432	1.63%	$21,446	$812	3.79%	$9,566	$612	6.40%
Due from banks - time	1,348	12	0.89%	—	—	—	—	—	—
Securities available-for-sale	33,077	1,652	4.99%	51,665	3,236	6.26%	71,662	4,799	6.70%
Loans receivable (1) (2)	254,424	17,476	6.87%	113,615	9,743	8.58%	90,909	9,049	9.95%
Total interest earning assets	315,363	19,572	6.21%	186,726	13,791	7.39%	172,137	14,460	8.40%

Noninterest earning assets:
Cash and due from banks - demand	20,775			11,698			9,462
Other assets	28,348			4,900			2,571
Allowance for credit losses and net unrealized (loss) gain on sales of securities available-for-sale	(5,652)			(2,794)			(4,778)
Total assets	$358,834			$200,530			$179,392

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$28,024	322	1.15%	$9,562	$92	0.96%	$8,066	$113	1.40%
Money market and savings	86,444	1,426	1.65%	40,396	1,019	2.52%	37,660	1,258	3.34%
Time certificates of deposit:	—
$ 100,000 or more	45,770	845	1.85%	31,807	1,409	4.43%	20,809	1,103	5.30%
Under $100,000	38,606	1,459	3.78%	6,975	308	4.42%	6,647	399	6.00%
Total time certificates of deposit	84,376	2,304	2.73%	38,782	1,717	4.43%	27,456	1,502	5.47%
Total interest-bearing deposits	198,844	4,052	2.04%	88,740	2,828	3.19%	73,182	2,873	3.93%
Other borrowings	11,308	478	4.23%	20,865	1,011	4.85%	32,424	2,082	6.42%
Federal funds purchased and securities sold under agreements to repurchase	2,294	134	5.84%	733	37	5.05%	998	68	6.81%
Total interest-bearing liabilities	212,446	4,664	2.20%	110,338	3,876	3.51%	106,604	5,023	4.71%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	102,213			58,883			56,787
Other liabilities	3,716			1,197			1,630
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,525			7,592			—
Shareholders’ equity	25,934			22,520			14,371
Total liabilities and shareholders’ equity	$358,834			$200,530			$179,392

Net interest income (spread)		$14,908	4.01%		$9,915	3.88%		$9,437	3.69%

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

During 2002, we provided $1.9 million to the allowance for credit losses to maintain an adequate allowance after the charge-off of several credits.  In 2002 net charge-offs were $3.6 compared to $218,000 in 2001.  Management determined that a decrease in the allowance for credit losses was warranted due to the charge off of nonperforming loans.

Based on continued loan growth, the relative uncertainty regarding the state of the economy, the level of nonperforming loans and a relatively constant level of charge offs, it is anticipated that regular provisions for credit losses will be made during 2003.  Credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management’s control.  Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the allowance for credit losses.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by us and our regulators may indicate a requirement for increases in the allowance for credit losses through  additions to the provision for credit losses.

Other Operating Income

Other operating income was $1.5 million and $1.2 million in 2002 and 2001, respectively.  During 2002, there were no sales of securities, accordingly we recorded no net gain on the sale of securities available-for-sale.  In 2001, we sold $33.0 million in securities and reported a net gain of $374,000.  Fee income related to international services decreased $14,000 as we have reduced our focus over the past two years on providing these services.  Investment services fees declined $22,000 in 2002 compared to prior year due to reduced investor interest in the equities market.  Deposit related services increased 102 percent to $1.4 million during 2002, compared to similar fee income of $684,000 in 2001.  The increase in deposit related services was primarily due to deposits acquired in the South Bay acquisition.

Other Operating Expenses

Other operating expense increased $4.2 million to $12.9 million in 2002, compared to $8.7 million during 2001.  Salaries and related benefits increased $2.3 million or 51.5 percent  to $6.8 million, computer data processing expense increased 112.7 percent to $953,000 and net occupancy expense increased 32.3 percent to $1.4 million.  During 2002, increases were recorded in most other noninterest expenses including furniture and equipment expenses up 52.0 percent to $418,000, printing and communication expenses 73.5 percent higher, other professional services 29.0 percent higher, promotion and other miscellaneous expenses up 44.7 percent and insurance and regulatory expense up 14.7 percent.  The increased noninterest expenses are primarily due to the acquisition of South Bay in December 2001 and the results of its operations in the year 2002.  South Bay is being operated as a separate banking subsidiary, however, certain administrative functions, such as accounting, finance, human resources, operations administration and loan services, have been centralized.  Legal expenses increased 138.3 percent to $541,000 during 2002 from $227,000 during 2001 largely due to increased activity required for loan collections at both Banks.  During 2002, $223,000 was recorded for the amortization of core deposit intangibles associated with the South Bay acquisition.  Customer services expenses declined $170,000 during 2002 due to the decline in interest rates resulting in the bank paying for fewer third-party services, such as accounting and bookkeeping services, for its escrow and title insurance depositors.

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

At December 31, 2002, our deferred tax asset totaled $8.0 million, respectively, with no recorded valuation allowance.

For tax purposes at December 31, 2002, we had (i) federal net operation loss carryforwards (“NOLs”) of $18.2 million, which begin to expire in 2009; (ii) California NOLs of $559,000 which will expire in 2005; (iii) a federal alternative minimum tax (“AMT”) credit carryforward of $298,000, and (iv) a California AMT credit carryforward of $16,000.  The California NOL was scheduled to expire in 2002, however, the state legislature suspended NOL utilization and extended the related carryforward expiration.  The AMT credits carryforward indefinitely.

An income tax provision of $127,000 was recorded for 2002.  Taxable income was greater than the reported results of operations due to the amortization of the core deposit intangible and the minority interest of the South Bay Series A preferred shares in our income, which are not deductible charges for tax purposes.  During 2001, a $92,000 provision for income tax was recorded representing AMT due to the utilization of previously unrecognized tax benefits to offset current period tax liability.

Federal and state income tax laws provide that following an ownership change of a corporation with NOLs, a net unrealized built-in loss or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs, built-in losses or tax credit carryovers generally cannot exceed a prescribed annual limitation.  The annual limitation generally equals the product of the fair market value of the corporation immediately before the ownership change (subject to certain adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Internal Revenue Service.  If such limitations were to apply to us, our ability to reduce future taxable income by the NOLs could be severely limited.

Accumulated Other Comprehensive Income

Changes in the unrealized gain on available-for-sale securities, net of taxes is the only component of our other comprehensive income.  At December 31, 2002 the net unrealized gain on available-for-sale securities was $202,000 compared to an unrealized gain of $56,000 at December 31, 2001.

Continuing the trend from 2001, the U.S. economy experienced significant declines in interest rates during 2002 across all maturity durations following the Federal Reserve Open Market Committee reduction in the federal funds target rate and the discount rate.  The reduction in interest rates increased the estimated fair value of our portfolio of largely fixed rate available-for-sale securities resulting in $146,000 and $966,000 net unrealized holding gains during 2002 and 2001, respectively.

FINANCIAL CONDITION

Regulatory Capital

The following table sets forth the regulatory standards for well-capitalized institutions and our regulatory capital ratios as of December 31, 2002 and 2001.

Table 5

Regulatory Capital Information

of National Mercantile and the Banks

	For Capital Adequacy Purposes	Well Capitalized Standards	December 31,
			2002	2001
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	8.60%	5.55%
Tier 1 risk-based capital	4.00%	N/A	10.57%	6.85%
Total risk-based capital	8.00%	N/A	13.31%	11.53%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	7.20%	6.85%
Tier 1 risk-based capital	4.00%	6.00%	9.89%	10.50%
Total risk-based capital	8.00%	10.00%	11.15%	11.76%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.38%	8.72%
Tier 1 risk-based capital	4.00%	6.00%	10.90%	9.63%
Total risk-based capital	8.00%	10.00%	12.15%	10.90%

National Mercantile’s Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $29.9 million and $19.6 million at December 31, 2002 and 2001, respectively.  National Mercantile’s Tier 1 capital increased in 2002 as a result of the issuance of $7.7 million in common shares and the inclusion of a greater amount of our Trust Preferred

Securities in Tier 1 capital.  Federal Reserve capital rules allow trust preferred securities to represent 25% of Tier 1 capital with the excess treated as Tier 2 capital.  At December 31, 2002 and 2001, Trust Preferred Securities represented $10.3 million and $4.7 million, respectively, of National Mercantile’s Tier 1 capital, and $4.2 and $9.8 million, respectively, of its Tier 2 capital.  Offsetting these additions to Tier 1 capital was the redemption of the South Bay Series A Preferred which eliminated a $676,000 minority interest in South Bay’s preferred stock as well as a $1.8 million discount for beneficial conversion rights recorded as additional paid in capital.  Disallowed against National Mercantile’s Tier 1 capital is $2.2 million of goodwill recorded in the acquisition of South Bay, $2.1 million of other intangible assets and $7.2 million of deferred tax asset based upon estimated earnings.  A reduction in estimated earnings will increase the amount of the disallowed deferred tax asset and will have the effect of reducing our regulatory capital.

The increase in National Mercantile’s regulatory capital ratios at December 31, 2002 compared to the prior year is due to the net increases in regulatory capital discussed above as well as a decrease in total assets.

Mercantile’s Tier 1 capital was $12.6 million and $13.1 million at December 31, 2002 and 2001, respectively.  The decrease in Tier 1 capital during 2002 was due to an increase in the amount of the purchase price of South Bay to the deferred tax asset offset by retained earnings from operations.  The deferred tax asset related to the NOL is recorded on Mercantile’s books.  Because the allowable portion of the deferred tax asset is based upon our estimated twelve-month’s earnings of the consolidated entity, as discussed above, a reduction in estimated earnings will likewise reduce Mercantile’s regulatory capital.

South Bay’s Tier 1 capital at December 31, 2002 was $17.0 million compared to $16.1 million at December 31, 2001.  The increase is due to a reduction in the goodwill disallowed for regulatory purposes, the sale of $3.0 million of common shares to National Mercantile and earnings from operations offset by the redemption of $2.5 million outstanding South Bay Series A Preferred, the payment of $800,000 of dividends to National Mercantile and the payment of dividends of $213,000 to South Bay Series A Preferred shareholders.

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

Our deposit base provides the majority of funding requirements.  This relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 83.9 percent and 73.6 percent of funding for average total assets during 2002 and 2001, respectively.  The increase of 10.3 percent was attributable to the deposits provided by the South Bay acquisition with reduced funding from other borrowings.  The other borrowings, specifically Federal Home Loan Bank (“FHLB”) advances, which averaged $11.3 million during 2002 compared to $20.9 million during 2001, and federal funds purchased and securities sold under agreements to repurchase, which averaged $2.3 million in 2002 compared to $733,000 in 2001, comprise the balance of the liability funding.  The decline in relatively high-cost other borrowings during 2002 was offset by deposits and capital sources of funding.

Liquidity is also provided by assets such as federal funds sold and securities purchased under resale agreements that may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $26.5 million during 2002, as compared to $21.4 million during 2001.

The portfolio of available-for-sale securities is an additional source of liquidity, which averaged $33.1 million during 2002 compared to $51.7 million in 2001.  The securities available-for-sale were reduced in 2002 in order to payoff other borrowings and reduce the exposure to value deterioration in the event of a rebound in interest rates.  The unpledged portion of investment securities at December 31, 2002 totaled $7.9 million and was available as collateral for borrowings.  Maturing loans also provide liquidity, of which $207.2 million of the Banks’ loans are scheduled to mature in 2003.

Net cash provided by operating activities totaled $2.6 million in 2002 compared to $2.0 million in 2001.  The primary source of funds is net income from operations adjusted for provision for credit losses and depreciation and amortization.  Net cash provided by investing activities totaled $20,000 in 2002 compared to $19.3 million in 2001.  The decrease in cash provided by investing activities resulted from a reduction in the proceeds from sales, repayments and maturities of securities available-for-sale partially offset by an increase  in net loan originations.  Net cash used in financing activities was $17.1 million in 2002 compared to $4.1 million provided by financing activities in 2001.  The decrease in 2002 resulted primarily from a decrease in time certificates of deposits, other borrowed funds and securities sold under agreements to repurchase in addition to the redemption of the South Bay Series A Preferred offset by an increase in demand, money market and savings deposits and the issuance of common stock.

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

Table 6 compares our interest rate gap position as of December 31, 2002 and 2001.  The gap report shows a cumulative one year interest rate asset sensitivity gap of $36.7 million at December 31, 2002, a change from an asset sensitivity gap of $19.2 million at December 31, 2001.  The increase in asset sensitivity was due to a $30.5 million increase in loans receivable maturing or repricing in less than one year and a reduction in other borrowings maturing in less than one year partially offset by an increase in immediately repricable demand, money market and savings deposits.  The greater volume of loans repricing within one year is due to the greater emphasis on growth in commercial loans which are typically adjustable rate loans.  The increase in demand, money market and savings deposits is due similarly to the emphasis on commercial borrowers as well as a change in mix from time certificates of deposit to savings deposits.  In the low interest rate environment, depositors have moved maturing time certificates of deposits to savings deposits.

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

Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flow and maturities of all financial instruments, anticipated future business activity, deposit rate sensitivity and changes in market conditions.  These assumptions are inherently uncertain and, as a result, these models cannot  precisely estimate the impact that higher or lower rate environments will have on net interest income.  Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies.  The model results are consistent with the gap analysis reflecting our asset sensitivity position.

Our asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since we have a large base of immediately adjustable interest bearing demand, savings and money market deposits.  However, since we are asset sensitive, in a period of rapidly declining interest rates, such as the environment that was experienced during 2001, the rapid decline will have a negative effect on our net interest income as changes in the rates of interest bearing deposits historically have not changed proportionately with changes in market interest rates.  Additionally, in low and declinging interest rate environments, such as the environment experienced in 2002, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.  This condition will likewise have a negative impact on our net interest income.

Table 6

Rate-Sensitive Assets and Liabilities

	December 31, 2002
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$18,700	$—	$—	$—	$18,700
Securities available-for-sale, at amortized cost	—	998	1,857	22,969	25,824
Due from banks - time	—	325	—	—	325
FRB and other stock, at cost	—	—	—	2,018	2,018
Loans receivable(1)	196,286	10,907	40,375	19,425	266,993
Total rate-sensitive assets	214,986	12,230	42,232	44,412	313,860

Rate-Sensitive Liabilities:(2)
Interest bearing deposits:
Demand, money market and savings	115,781	—	—	—	115,781
Time certificates of deposit	41,381	31,865	6,617	—	79,863
Other borrowings	—	1,476	—	—	1,476
Total rate-sensitive liabilities	157,162	33,341	6,617	0	197,120
Interest rate-sensitivity gap	57,824	(21,111)	35,615	44,412	116,740
Cumulative interest rate-sensitivity gap	$57,824	$36,713	$72,328	$116,740
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	137%	119%	137%	159%

(1)          Loans receivable excludes nonaccrual loans.

(2)          Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

The distribution of other time deposits is based on scheduled maturities.

	December 31, 2001
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$39,405	$—	$—	$—	$39,405
Securities available-for-sale, at amortized cost	2,014	—	96	39,517	41,627
FRB and other stock, at cost	—	—	—	2,552	2,552
Loans receivable(1)	156,825	19,838	58,051	19,447	254,161
Total rate-sensitive assets	198,244	19,838	58,147	61,516	337,745

Rate-Sensitive Liabilities:(2)
Interest bearing deposits:
Demand, money market and savings	94,642	—	—		94,642
Time certificates of deposit	48,253	37,853	13,747	—	99,853
Other borrowings	12,657	5,439	2,500	—	20,596
Total rate-sensitive liabilities	155,552	43,292	16,247	0	215,091
Interest rate-sensitivity gap	42,692	(23,454)	41,900	61,516	122,654
Cumulative interest rate-sensitivity gap	$42,692	$19,238	$61,138	$122,654
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	127%	110%	128%	157%

(1)          Loans receivable excludes nonaccrual loans.

(2)          Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

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

We generally classify our investment securities as available-for-sale except for investment securities we have the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities.   There were no held-to-maturity securities at December 31, 2002 and 2001.

Table 7 provides certain information regarding our investment securities.

Table 7

Estimated Fair Values of and Unrealized

Gains and Losses on Investment Securities

	December 31, 2002
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

U.S. Treasury securities	$998	$—	$1	$997
GNMA-issued/guaranteed mortgage pass through certificates	2,409	73	—	2,482
FHLMC/FNMA-issued mortgage pass through certificates	12,370	506	—	12,876
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	4,544	44	—	4,588
Privately issued corporate bonds, CMO and REMIC securities	5,503	12	288	5,227
	$25,824	$635	$289	$26,170

FRB and other equity stocks	$2,018	—	—	$2,018

	December 31, 2001
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

U.S. Treasury securities	$2,001	$13	$—	$2,014
GNMA-issued/guaranteed mortgage pass through certificates	4,503	—	27	4,476
FHLMC/FNMA-issued mortgage pass through certificates	15,928	179	32	16,075
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	16,590	162	29	16,723
Privately issued corporate bonds, CMO and REMIC securities	2,510	4	175	2,339
	$41,532	$358	$263	$41,627

FRB and other equity stocks	$2,552	—	`	$2,552

	December 31, 2000
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

U.S. Treasury securities	$2,008	$9	$—	$2,017
GNMA-issued/guaranteed mortgage pass through certificates	5,288	118	—	5,406
Other U.S. government and federal agency securities	1,952	42	—	1,994
FHLMC/FNMA-issued mortgage pass through certificates	15,172	86	36	15,222
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	36,532	1	669	35,864
Privately issued corporate bonds, CMO and REMIC securities	4,001	—	87	3,914
	$64,953	$256	$792	$64,417

FRB and other equity stocks	$2,733	—	—	$2,773

At December 31, 2002, we held no securities from any issuer other than by U.S. government agencies and corporations in which the aggregate book value exceeded 10% of our shareholders’ equity.

Our present strategy is to stagger the maturities of investment securities to meet our overall liquidity requirements.  Table 10 sets forth information concerning the contractual maturity of and weighted average yield of our investment securities at December 31, 2002.

Table 8

Maturities of and Weighted Average Yields on

Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Total	Weighted Average Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Securities available-for-sale:
U.S Treasury securities	$997	1.19%	$—	—	$—	—	$—	—	$997	1.19%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	2,482	7.20%	2,482	7.20%
Other U.S. government and federal agencies	—	—	—	—	—	—	—	—	—	—
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	1,898	5.53%	1,043	6.17%	9,935	6.76%	12,876	6.53%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	—	—	1,721	5.51%	2,867	6.57%	4,588	6.17%
Privately issued corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	1,917	0	3,310	4.45%	5,227	3.65%
	$997	4.29%	$1,898	5.53%	$4,681	0	$18,594	6.38%	$26,170	5.76%

Amortized Cost	$998		$1,857		$4,619		$18,350		$25,824

FRB and other equity stocks	2,018	—	—	—	—	—	—	0.00%	2,018	—

Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Lending Activities

Through Mercantile and South Bay we engage in commercial banking, serving small to medium-sized businesses in the niche markets of entertainment, healthcare, business banking, and community-based nonprofit organizations, business executives, professionals and other individuals, providing commercial and residential real estate financing, real estate construction financing and commercial lending, consumer and home equity loans.  Our primary geographic focus is the Los Angeles basin of Los Angeles County, with four branch banking offices consisting of Mercantile Bank’s offices located in Century City and Encino, and South Bay Bank’s offices located in Torrance and El Segundo.  We offer a full range of loan, deposit and investment products which are designed to meet specific customer needs and are offered with highly personalized service.

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

Our targeted market niches have included the entertainment industry, professional services providers, healthcare and community-based nonprofit organizations.  Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom we attract by establishing relationships with business management firms), and others affiliated with the entertainment industry.   Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.  Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.

Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated:

Table 9

Loan Portfolio Composition

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$10,797	4%	$27,069	10%	$6,578	6%	$4,405	6%	$5,005	9%
Secured by multifamily residential properties	12,596	5	8,492	3	3,765	3	5,355	7	3,111	5
Secured by commercial real properties.	119,872	44	95,142	36	40,540	37	28,233	38	20,839	36
Other - secured and unsecured	86,015	32	85,292	33	53,433	48	33,221	45	24,337	43
Real estate construction and land development	37,934	14	30,811	12	1,890	2	6	—	—	—
Consumer installment, home equity and unsecured loans to individuals	5,566	1	15,306	6	4,373	4	2,863	4	3,978	7
Total loans outstanding	272,780	100%	262,112	100%	110,579	100%	74,083	100%	57,270	100%

Deferred net loan origination fees and purchased loan discount	(458)		(144)		(331)		(240)		(298)
Loans receivable, net	$272,322		$261,968		$110,248		$73,843		$56,972

Most of the our commercial loans are generally within $100,000 to $3.0 million and our consumer and home equity loans generally are less than $100,000.  The Banks may not make any loan, with certain limited exceptions, in excess of their loan to one borrower limit under applicable regulations ($2.3 million for Mercantile and $2.8 million for South Bay at December 31, 2002).  If a Bank’s borrower requests a loan in excess of these amounts we may originate the loan with the participation of the other Bank or other lenders.

Commercial Loans Secured by Real Estate.  We offer adjustable and fixed rate secured loans to finance the purchase or holding of commercial real estate, one to four family residences and multi-family residences.  These loans generally have maturities ranging from three to fifteen years and payments based on a 15 to 25 years schedule.  The original principal amount of a real estate loan generally does not exceed 65% to 75% of the appraised value of the property (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property).

Other Secured and Unsecured Commercial Loans.  We offer adjustable and fixed rate secured and unsecured commercial loans for working capital, the purchase of assets and other business purposes.  We underwrite these loans primarily on the basis of the borrower’s ability to service the debt from cash flow without reliance on the liquidation of the underlying collateral, where applicable.  These loans generally have maturity terms of 12 months and are typically renewed.

Collateral for commercial loans may include commercial or residential real property, accounts receivable, inventory, equipment, marketable securities or other assets.  Unsecured commercial loans include short-term term loans and lines of credit. Our underwriting guidelines for these loans generally require that the borrower have low levels of existing debt, working capital sufficient to cover the loan and a history of earnings and cash flow. Typically, unsecured lines of credit must be unused for a continuous 30-day period within each year to demonstrate the borrower’s ability to have sufficient funds to operate without the credit line.

Real Estate Construction and Land Development Loans.  Real estate construction and land development loans are short-term secured loans made to finance the construction of commercial, one to four-family and multifamily residential properties or for improvements to raw land.  These loans include financing for developers for the construction of residential tract homes and custom homes.  Our real estate construction and loan development loans are primarily for properties located in Southern California.  These loans typically have adjustable rates with terms of twelve to fifteen months.  We monitor the progress of the construction and disburse the loan proceeds directly to the various contractors during stages of improvement.  Generally, the amount of a construction loan generally does not exceed 65% of the appraised completion value and the borrower’s funds are disbursed prior to disbursement of the construction loan.

Consumer Installment Loans and Home Equity Lines of Credit.  We offer consumer loans and home equity lines of credit. Home equity lines of credit provide the borrower with a line of credit in an amount which generally does not exceed 80% of the appraised value of the borrower’s residence net of senior mortgages.  Consumer loans are primarily adjustable rate open ended unsecured loans (such as credit card loans) but also include fixed rate term loans (generally under five years) to purchase personal property which are secured by that personal property. These loans (other than purchase money loans) generally provide for monthly payments of interest and a portion of the outstanding principal balance.

Loan Concentrations

We provide banking services to the entertainment industry in Southern California.  Table 10 below presents information about the loans outstanding to entertainment related customers at December 31, 2002 and 2001.

Table 10

Industry Concentrations of Loans

	December 31,
	2002	2001
	(Dollars in thousands)
Entertainment industry-related loans:
Loans for single productions of motion picture and television feature films	$6,652	$5,054
Other loans to entertainment-related enterprises, such as television, music, film and talent agencies	19,620	12,069
Loans to individuals involved primarily in the entertainment industry	4,868	7,144
Loans to business management, legal and accounting firms, including their principals and employees, serving primarily the entertainmemt industry	—	2,183
Total entertainment industry-related loans	$31,140	$26,450
Percent of total loans outstanding	11.4%	10.1%

Loan Rate Composition and Maturities

Of our total loans outstanding, excluding loans on nonaccrual, 68.7% and 55.6% had adjustable rates at December 31, 2002 and 2001, respectively.  Adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis.

Of our total loans outstanding, excluding nonaccrual loans, at December 31, 2002, 36.7% were due in one year or less, 45.3% were due in 1-5 years and 17.9% were due after 5 years.   As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us.  Because we are unable to estimate the extent to which its borrowers will renew their loans, Table 11 is based on contractual maturities.

Loan Commitments

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since portions of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements.

We had outstanding loan commitments aggregating $55.7 million at December 31, 2002, substantially all of which were for commercial loans with variable rates.  In addition, we had $629,000 outstanding letters of credit at December 31, 2002.

Table 11

Loan Maturities

	December 31, 2002
	Interest rates are floating or adjustable	Interest rates are fixed or predetermined	Total
	(Dollars in thousands)

Aggregate maturities of total loans outstanding:
Commercial secured by real estate
In one year or less	$41,726	$6,344	$48,070
After one year but within five years	40,089	21,622	61,711
After five years	14,333	15,201	29,534
Commecial other secured and unsecured
In one year or less	29,174	16,187	45,361
After one year but within five years	18,970	10,944	29,914
After five years	5,301	3,602	8,903
Real estate construction and land development
In one year or less	3,323	746	4,069
After one year but within five years	21,254	3,204	24,458
After five years	8,785	622	9,407
Consumer installment, home equity lines of credit and unsecured loans to individuals
In one year or less	152	451	603
After one year but within five years	358	4,605	4,963
After five years	—	—	—
Total loans outstanding(1)	$183,465	$83,528	$266,993

(1) Excluding nonaccrual loans

Asset Quality and Credit Risk Management

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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned.  Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings (“TDR’s”), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status, and are accruing interest as described below.  Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan.  Other than the nonperforming assets at December 31, 2002, we had no loans that cause management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and we had no other interest earning assets that were considered impaired at December 31, 2002.  Information about nonperforming assets is presented in Table 12.

Table 12

Nonperforming Assets

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Nonaccrual loans	$5,787	$7,807	$683	$932	$1,505
Troubled debt restructurings	—	953	—	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	209	642	—	—	—
Nonperforming loans	5,996	9,402	683	932	1,505
Other real estate owned	1,000	—	—	382	593
Other assets-SBA guaranteed loan	—	—	—	150	—
Total nonperforming assets	$6,996	$9,402	$683	$1,464	$2,098

Allowance for credit losses as a percent of nonaccrual loans	83.7%	83.8%	380.2%	203.4%	142.5%
Allowance for credit losses as a percent of nonperforming loans	80.8%	69.6%	380.2%	203.4%	142.5%
Total nonperforming assets as a percent of loans receivable	2.6%	3.6%	0.6%	2.0%	3.7%
Total nonperforming assets as a percent of total shareholders’ equity	22.4%	36.9%	3.3%	12.6%	15.8%

Nonaccrual Loans. Nonaccrual loans are those loans for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest.  It is our policy that a loan will be placed on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received, and, where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower’s current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current, and (ii) such loans are either considered, in management’s judgment, to be fully collectible or otherwise become well secured and in the process of collection. (See “Net Interest Income’’ for a discussion of the effects on operating results of nonperforming loans.)

Nonaccrual loans at December 31, 2002, decreased to $5.8 million from $7.8 million at December 31, 2001.  The decrease was primarily due to the charge off of a portion of nonaccrual loans partially offset by the classification of additional loans.  Nonaccrual loans at December 31, 2002 were comprised primarily of secured commercial loans.  The value of the collateral securing these loans may not be adequate to avoid a charge off of a portion of the credit.  The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $388,000 and $110,000 for 2002 and 2001, respectively.  Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income.  Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 12 basis points and 5 basis points for 2002 and 2001.

Troubled Debt Restructurings. A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan.  At December 31, 2002 we had no TDRs.  At December 31, 2001 TDRs were $953,000 representing a loan to one borrower.  The real estate collateral on this loan has been foreclosed in satisfaction of payment and is recorded as other real estate owned (“OREO”) at December 31, 2002.  No interest income was recorded in 2002 on TDRs.

Loans Contractually Past Due 90 or More Days. Loans contractually past due 90 or more days are those loans which have become contractually past due at least ninety days with respect to principal or interest. Interest accruals may be continued on these loans when such loans are well secured and in the process of collection and, accordingly, management has determined such loans to be fully collectible as to both principal and interest.

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

Loans contractually past due and still accruing interest totalled $209,000 and $642,000 at December 31, 2002 and 2001, respectively.

Other Real Estate Owned.  We carry OREO at the lesser of our recorded investment or the fair value less selling costs. We periodically revalue OREO properties and charge other expenses for any further write-downs.  At December 31, 2002 we had $1.0 million recorded as OREO.

Impaired Loans.  Due to the size and nature of the our loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis.  At December 31, 2002 we had classified $4.2 million of our loans as impaired for which $1.7 million of specific reserves were allocated.  At December 31, 2001, $7.1 million of our loans were classified as impaired for which $3.1 million of specific reserves were allocated.  The impaired loans are included in nonaccrual loans.  The average recorded investment in impaired loans during the year ended December 31, 2002, was $2.2 million and no interest income was recognized on these loans.

Foregone interest income attributable to nonperforming loans amounted to $388,000 in 2002 and $110,000 in 2001.  This resulted in a reduction in yield on average loans receivable of 12 basis points and 5 basis points for the years ended December 31, 2002 and 2001, respectively.

Allowance for Credit Losses

The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values.  On a periodic basis -twice in 2002- we engage an outside loan review firm to review our loan portfolio, risk grade accuracy and the reasonableness of loan evaluations.  Annually, this outside loan review team analyzes our methodology for calculating the allowance for credit losses based on our loss histories and policies.

Each Bank’s board of directors reviews the adequacy of that Bank’s allowance for credit losses on a quarterly basis.  We utilize our judgment to determine the provision for credit losses and establish the allowance for credit losses.  We believe, based on information known to management, that the allowance for credit losses at December 31, 2002 was adequate to absorb inherent losses in the existing loan portfolio.  However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not known to us which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default.  Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

Table 13 presents, at December 31, 2002 and the prior four years, the composition of our allocation of the allowance for credit losses to specific loan categories.  Our current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on our risk assessment.  This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends.  In addition, the portion of the allowance for credit losses allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance for credit losses is applicable to the entire portfolio.

Table 13

Allocation of Allowance For Credit Losses

	December 31,
	2002	%(1)	2001	%(1)	2000	%(1)	1999	%(1)	1998	%(1)
	(Dollars in thousands)

Commercial loans:
Secured by one to four family residential properties	$192	4%	$675	10%	$155	6%	$102	6%	$132	9%
Secured by multifamily residential properties	224	5%	212	3	73	3	103	7	73	5
Secured by commercial real properties	2,129	45%	2,376	36	842	37	659	38	590	36
Other - secured and unsecured	1,528	32%	2,128	33	1,355	48	938	45	1,061	43
Real estate construction and land development	674	14%	769	12	47	2	—	—	—	—
Consumer installment, home equity lines of credit and unsecured loans to individuals(1)	99	2%	381	6	125	4	94	4	288	7
Allowance allocable to loans receivable	$4,846	100%	$6,541	100%	$2,597	100%	$1,896	100%	$2,144	100%

(1) Percentage of loans in each category to total loans.

The allowance for credit losses at December 31, 2002 was $4.8 million compared to $6.5 million at December 31, 2001.  The decrease is due to net charge-offs of $3.6 million partially offset by provisions to the allowance during the year of $1.9 million.  Total loans charged-off in 2002 was $4.1 million primarily the result of the write-down of commercial loans secured by manufacturing equipment.  The write-downs were required to reduce the recorded value of the loans to the adjusted value of the collateral based upon our periodic evaluation.

The additional provisions to the allowance were recorded based upon our analysis of the adequacy of allowance for credit losses.  The allowance for credit losses for classified loans graded as “criticized” by our internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that we periodically evaluate.  The allowance for unsecured classified loans is based upon the severity of the credit weakness ranging from 3.0% for “special mention”, 15.0% for “substandard” to 50% for “doubtful”.  The volume of more severely classified loans – “substandard” and “doubtful” - declined 30.4% during 2002 to $8.7 at December 31, 2002 million from $12.5 million at year end 2001.

Table 14 presents an analysis of changes in the allowance for credit losses during the periods indicated:

Table 14

Analysis of Changes in Allowance for Credit Losses

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)

Balance, beginning of period	$6,542	$2,597	$1,896	$2,144	$2,023
Loans charged off:
Real estate construction and land development	31	—	—	—	—
Commercial loans:
Secured by one to four family residential properties	—	—	—	—	4
Secured by multifamily residential properties	—	—	—	—	—
Secured by commercial real properties	44	—	—	128	31
Other - secured and unsecured	3,849	387	7	344	176
Home equity lines of credit	—	—	—	—	—
Consumer installment and unsecured loans to individuals	138	104	111	105	196
Total loans charged-off	4,062	491	118	577	407

Recoveries of loans previously charged off:
Real estate construction and land development	191	—	—	—	—
Commercial loans:
Secured by one to four family residential properties	—	6	—	30	1
Secured by multifamily residential properties	—	—	—	—	10
Secured by commercial real properties	—	—	—	144	—
Other - secured and unsecured	189	227	1,350	100	216
Home equity lines of credit	—	—	—	—	—
Consumer installment and unsecured loans to individuals	61	40	45	55	301
Total recoveries of loans previously charged off	441	273	1,395	329	528
Net loans (recoveries) charged-off	3,621	218	(1,277)	248	(121)
Provision for credit losses	1,925	517	(576)	—	—
Allowance acquired in acquisition of South Bay Bank, N.A.	—	3,646	—	—	—
Balance, end of period	$4,846	$6,542	$2,597	$1,896	$2,144

Net loans (recoveries) charged-off as a percentage of allowance for credit losses	74.72%	3.33%	-49.17%	13.08%	-5.66%
Net loans (recoveries) charged-off as a percentage of average gross loans outstanding during the period	1.42%	0.19%	-1.40%	0.40%	-0.20%
Recoveries of loans previously charged off as a percentage of loans charged off in the previous year	89.82%	231.36%	241.77%	80.84%	40.16%

Off-Balance Sheet Credit Commitments and Contingent Obligations

We are a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of its customers.  In addition to undisbursed commitments to extend credit under loan facilities, these instruments include conditional obligations under standby and commercial letters of credit.  Our  exposure to credit loss in the event of nonperformance by customers is represented by the contractual amount of the instruments.

Standby letters of credit are conditional commitments issued by us to secure the financial performance of a customer to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We use the same credit underwriting policies in accepting such contingent obligations as it does for loans. When deemed necessary, we hold appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.

At December 31, 2002 and 2001, standby letters of credit amounted to $629,000 and $157,000, respectively, and there were no commercial letters of credit outstanding.

Undisbursed commitments under revocable and irrevocable loan facilities amounted to $55.7 million and $83.4 million at December 31, 2002 and 2001, respectively.  Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

Deposits

While South Bay historically has had a greater portion of its deposits from retail banking customers, we emphasize developing business client relationships at both Banks in order to increase our core deposit base.  We offer internet-based cash management services, and for many business customers, provide regular courier service between their business locations and our banking offices.  Additionally, we attract deposits in serving the specific market niches of escrow and title companies and nonprofit community organizations.  Each Bank offers its own rates in order to compete in its specific markets.  We have suspended the money desk operation for the generation of new deposits in order to reduce these higher cost deposits.

We experienced a 13.6% increase in average total deposits during 2002 compared to 2001. This increase in deposits occurred primarily as a result of growth in time certificates of deposit of $11.3 million and growth in demand deposits of real estate and escrow company customers of $4.9 million, offset by a decline in other non-interest bearing demand of $2.8 million and a decline in higher cost money desk deposits of $2.4 million.

Table 15

Average Deposit Composition

	December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits:
Real estate title and escrow company customers	$26,104	9%	$19,746	13%	$14,806	11%
Other noninterest-bearing demand	76,109	25%	39,137	28%	41,981	32%
Interest-bearing demand	28,024	9%	9,562	6%	8,066	6%
Money market and savings	86,444	29%	40,396	27%	37,660	29%
Time certificates of deposit:
Money desk	2,558	1%	3,461	2%	5,867	5%
Other:
$100,000 or more	43,212	14%	26,021	18%	17,023	13%
Under $100,000	38,606	13%	9,300	6%	4,566	4%
Total time certificates of deposit	84,376	28%	38,782	26%	27,456	21%
Total deposits	$301,057	100%	$147,623	100%	$129,969	100%

Table 16

Maturities of Time Certificates of Deposit

$100,000 or more

	December 31, 2002
	Money Desk	All Other	Total
	(Dollars in thousands)

Time certificates of deposit maturing:
In three months or less	$400	$26,656	$27,056
After three months but within six months	100	4,722	4,822
After six months but within twelve months	—	9,396	9,396
After twelve months	100	1,632	1,732
Total time certificates of deposit $100,000 or more	$600	$42,406	$43,006

	December 31, 2002
	Money Desk	All Other	Total
	(Dollars in thousands)

Time certificates of deposit maturing:
In three months or less	$2,000	$32,555	$34,555
After three months but within six months	100	14,485	14,585
After six months but within twelve months	—	8,852	8,852
After twelve months	272	3,821	4,093
Total time certificates of deposit $100,000 or more	$2,372	$59,713	$62,085

Borrowed Funds

Borrowed funds and related weighted average rates are summarized below in Table 17.

Table 17

Borrowed Funds

	2002				2001				2000
	Year-end		Average		Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Federal funds purchased and securities sold under repurchase agreements.	$1,476	4.65%	$2,294	5.84%	$3,096	4.77%	$733	5.05%	$7,500	6.71%	$998	6.81%
Other borrowings	7,500	4.70%	11,308	4.23%	17,500	4.25%	20,865	4.85%	40,000	6.59%	32,424	6.42%

The maximum amount of securities sold with agreements to repurchase at any month end was $11.7 million ,$5.0 million and $7.5 million during 2002, 2001 and 2000, respectively.

The maximum amount of other borrowings at any month end was $17.5 million during 2002 and $38.0 million during 2001.

At December 31, 2002,  $5.5 million of borrowed funds were scheduled to mature during 2004, and $2.0 million were scheduled to mature during 2005.

Guaranteed Preferred Beneficial Interests in National Mercantile’s Junior Subordinated Deferrable Interest Debentures

In 2001, National Mercantile, through National Mercantile Capital Trust I (the “Trust”), issued 15,000 of 10.25% fixed rate securities (the “Trust Preferred Securities”), with an aggregate liquidation amount of $15.0 million due July 25, 2031.  The Trust Preferred Securities represent undivided beneficial interests in the assets of the Trust and are unconditionally guaranteed by National

33

Table 16

Maturities of Time Certificates of Deposit

$100,000 or more

	December 31, 2002
	Money Desk	All Other	Total
	(Dollars in thousands)

Time certificates of deposit maturing:
In three months or less	$400	$26,656	$27,056
After three months but within six months	100	4,722	4,822
After six months but within twelve months	—	9,396	9,396
After twelve months	100	1,632	1,732
Total time certificates of deposit $100,000 or more	$600	$42,406	$43,006

	December 31, 2001
	Money Desk	All Other	Total
	(Dollars in thousands)

Time certificates of deposit maturing:
In three months or less	$2,000	$32,555	$34,555
After three months but within six months	100	14,485	14,585
After six months but within twelve months	—	8,852	8,852
After twelve months	272	3,821	4,093
Total time certificates of deposit $100,000 or more	$2,372	$59,713	$62,085

Borrowed Funds

Borrowed funds and related weighted average rates are summarized below in Table 17.

Table 17

Borrowed Funds

	2002				2001				2000
	Year-end		Average		Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Federal funds purchased and securities sold under repurchase agreements	$1,476	4.65%	$2,294	5.84%	$3,096	4.77%	$733	5.05%	$7,500	6.71%	$998	6.81%

Other borrowings	7,500	4.70%	11,308	4.23%	17,500	4.25%	20,865	4.85%	40,000	6.59%	32,424	6.42%

The maximum amount of securities sold with agreements to repurchase at any month end was $11.7 million ,$5.0 million and $7.5 million during 2002, 2001 and 2000, respectively.

The maximum amount of other borrowings at any month end was $17.5 million during 2002 and $38.0 million during 2001.

At December 31, 2002,  $5.5 million of borrowed funds were scheduled to mature during 2004, and $2.0 million were scheduled to mature during 2005.

Guaranteed Preferred Beneficial Interests in National Mercantile’s Junior Subordinated Deferrable Interest Debentures

In 2001, National Mercantile, through National Mercantile Capital Trust I (the “Trust”), issued 15,000 of 10.25% fixed rate securities (the “Trust Preferred Securities”), with an aggregate liquidation amount of $15.0 million due July 25, 2031.  The Trust Preferred Securities represent undivided beneficial interests in the assets of the Trust and are unconditionally guaranteed by National

Mercantile with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement.

The primary assets of the Trust are $15.5 million aggregate principal amount of National Mercantile 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 that pay interest each January 26 and July 26.  The interest is deferrable, at National Mercantile’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at National Mercantile’s option on or after five years from issuance at declining premiums to maturity.

The costs associated with the Trust Preferred Securities issuance have been capitalized and are being amortized using a method that approximates the interest method over a period of thirty years.  The recorded balance of Trust Preferred Securities was $14.5 million at December 31, 2002.  Minority interest in income of trust subsidiary was $1.6 million and $722,000 for the years ended December 31, 2002 and 2001, respectively.

In January 2003, National Mercantile entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offerred Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At January 25, 2003, we are paying an interest rate of 5.93% under the terms of the swap which will reduce its interest expense for the year-to-date period ended July 25, 2003, the next reset date, by $329,000.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of our 10.25% fixed rate Trust Preferred Securities in a declining interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, no ineffectiveness will be recorded to current earnings related to the interest rate swap.

Selected Financial Ratios

The following Table 18 sets forth selected financial ratios:

Table 18

Selected Performance Ratios

	For the Year Ended December 31,
	2002	2001	2000

Return on average assets	-0.07%	0.59%	1.64%
Return on average shareholders’ equity	-0.98%	5.13%	20.49%
Average shareholders’ equity to average assets	7.23%	11.23%	8.01%

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 of the Notes to Consolidated Financial Statements.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for credit losses is determined based on management’s assessment of several factors: (i) reviews and evaluation of individual loans, (ii) the level of classified and nonperforming loans, (iii) historical loan loss experiences, (iv) changes in the nature and volume of the loan portfolio, and (v) current economic conditions and the related impact on specific borrowers and industry groups.

We review and manage the credit quality of the loan portfolio through a process that includes a risk grading system, uniform underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as “criticized’’ by our internal grading system, and an independent loan review process.  The calculation of the adequacy of the allowance for credit losses is based on this internal risk grading system as well as other factors including loan grade migration trends and collateral values.

The internal risk grading utilizes an 10-level grading system – six pass grades for unclassified loans based upon our assessment of the borrower’s ability to service the loan and the quality of the collateral and four classification grades for “criticized” loans depending on the severity of the underwriting weakness and liklihood of loss.  We use a statistical grading migration analysis as part of our allowance for credit losses evaluation for unclassified loans which is a method by which the types and gradings of historical loans charged-off are related to the current loan portfolio.  This analysis attempts to use historical trends in loan risk grading, nonperforming assets and concentrations that are characteristic to our portfolio and consider other factors affecting loan losses that are specific to our marketplace and customer demographic.

An allowance based upon the migration analysis is established for various loan types and unclassified grades ranging from zero for loans secured by cash or marketable securities to 1.0% for unsecured commercial loans.  This methodology assumes, among other things, (i) consistency in underwriting standards and internal risk grading between the current loan portfolio and the historical sample, (ii) that the factors that resulted in historical loans charged-off, such as industry economic condition, will be the same factors that cause future loans to be charged-off, and (iii) the economic environment experienced during the period of historical loans charged-off is similar to the future economic environment.

Generally, the allowance for credit losses established for classified loans that are collateral-dependent is based on the net realizable value of the collateral.  In measuring the net realizable value of the collateral, management uses current appraisals that, among other techniques, observe market transactions of similar property and adjust for differences.  Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for credit losses and the associated provision for credit losses.

Goodwill and Other Intangible Assets

As discussed in Note 2 of the Notes to Consolidated Financial Statements, we must assess goodwill and other intangible assets each year, or more frequently upon the occurrence of certain events, for impairment.  Impairment is the condition that exists when the carrying amount of the asset exceeds its implied fair value.

The goodwill impairment test involves comparing the fair value of South Bay with its carrying amount, including goodwill.  During 2002, we retained an independent valuation consultant to conduct the analysis that utilized two valuation methods – the income approach and the market approach.

The income approach measures the present worth of anticipated future net cash flows generated by South Bay.  Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment as well as residual value and cost of capital.  Our forecasts were for a three-year period reflecting average annual asset growth of 14.3%, an average loan to deposit ratio of 97.9%, an average net interest margin of 5.0%, and average annual return on assets of 1.37%.  A 15.0% cost of capital and a $34.6 million residual value was utilized in the analysis to discount the projected cash flows.

The market approach derives a valuation by analyzing the prices at which shares of capital stock of reasonably similar companies are trading in the public market, or the transaction price at which similar companies have been acquired.  The analysis identified seventeen transactions during the period from January 1998 thru September 2002 involving seller companies with similarities to South Bay in size and operating characteristics.  Transaction multiples were considered for purchase price to (i) earnings, (ii) book value, and (iii) total assets.  The purchase price to earnings multiple for the South Bay acquisition was 11.38 compared to a range from 11.38 to 57.14 with an average of 22.8 for the transactions studied.  Purchase price to book value multiples ranged from 0.65 to 2.83 with an average of 1.62, whereas South Bay’s book value transaction multiple was 1.44.  The South Bay transaction purchase price to total assets multiple was 0.15 compared to a range of 0.07 to 0.23with an average of 0.16 for the comparable transactions.  Little consideration was given to the stock trading values of similar companies due to the small volume of trading activity.

The fair value indications derived from the income and market approaches are $32 million and $28 million, respectively. The fair value of South Bay under both approaches exceeds the carrying value at October 1, 2002 of $20.8 million, therefore, goodwill is not considered impaired.  The testing of goodwill and other intangible assets for impairment requires re-measurement of fair values.  If the future fair values were materially less than the recorded value, we would be required to take a charge against earnings to write down the goodwill and other intangible assets to the lower value.

Deferred Tax Assets

At December 31, 2002 we had total deferred tax assets of $8.0 million of which $6.5 million is represented by (i) federal NOLs of $18.2 million, which begin to expire in 2009; (ii) California NOLs of $559,000 which will expire in 2005.  In order to utilize the benefit of the deferred tax assets related to the NOLs, we must generate aggregate taxable income equal to the amount of the NOLs during the period prior to their expiration.

If future taxable income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized.  An evaluation allowance may be established to reduce the deferred tax asset to its realizable value.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that we determine that a valuation allowance to the deferred tax asset is necessary.  Our deferred tax assets are described further in Note 6 of the Notes to Consolidated Financial Statements.

We use estimates of future taxable income to evaluate if it is more likely than not that the benefit of our deferred tax assets will be realized.  Our analysis utilizes alternative scenarios reflecting a range of assumptions for asset growth rates, loan to deposit ratios, interest rates and inflation rates.  The results of the analysis support our position that it is more likely than not that our deferred tax assets will be realized.

Recent Accounting Pronouncements

Accounting for Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The adoption of SFAS No. 143 did not have a material impact on our financial condition or operating results.

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and APB Opinion No. 30 (“APB No. 30”), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

We adopted SFAS No. 144 on January 1, 2002.  The implementation of this standard had no material impact on our financial condition or operating results.

Gains and Losses from Extinguishment of Debt

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  Among other provisions, SFAS No. 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30.  Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented.

SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  We do not expect adoption of SFAS No. 145 to have a material impact on our financial condition or operating results.

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)”, which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value.

SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  We do not expect adoption of SFAS No. 146 to have a material impact on our financial condition or operating results.

Acquisitions of Certain Financial Institutions

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”). SFAS No. 147 provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, SFAS No. 146 requires that transactions involving the acquisition of financial institutions be accounted for in accordance with Statement of Financial Accounting Standards No. 141.  In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.  Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

Provisions of SFAS No. 147, which relate to the application of the purchase method of accounting, are effective for acquisitions for which the date of acquisition is on or after October 1, 2002.  We do not expect adoption of SFAS No. 147 to have a material impact on our financial condition or operating results.

Accounting for Stock-Based Compensation—Transition and Disclosure

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of Accounting Principles Board Opinion No. 25 “Accounting for Stock” (“APB No. 25”) issued to employees, certain disclosures have to be made for any period for which an income statement is presented.

SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002.  We continue to apply APB No. 25 in accounting for stock based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”).  FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.

The initial recognition and initial measurement of a liability of a guarantor will be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of this Interpretation’s initial application shall not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.

The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The implementation of the initial recognition provisions of FIN 45 did not have a significant impact on our financial condition or operating results.  We do not expect the full adoption of FIN 45 to have a material impact on our financial condition or operating results.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

We do not expect the adoption of FIN 46 to have a material impact on our financial condition or operating results.

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

We establish allowances for credit losses against each segment of our loan portfolio.  At December 31, 2002, our allowance for credit losses equaled 2.5% of loans receivable and 69.6% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of December 31, 2002, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At December 31, 2002, approximately 64% of our loans outstanding were collateralized by properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

As of December 31, 2002, we had net operating loss carryforwards of $18.0 million and $559,000 for federal and state tax purposes, respectively.  Our federal net operating loss carryforward begins to expire in 2009.  Our state net operating loss carryforwards continue to expire but remain available in reducing amounts through 2005.  Our ability to use these carryforwards in the future would be significantly limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code.  If our use of these carryforwards is limited, we would be required to pay taxes on our taxable income to the extent our taxable income exceeded the limited amounts which could be offset, and our net income would be lower.

A significant portion of our loan portfolio consists of construction loans which have greater risks than loans secured by completed real properties

At December 31, 2002, we had outstanding construction loans in the amount of $37.9 million, representing 13.9% of our loan portfolio.  These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.  A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project.  Price increases, delays and unanticipated difficulties can materially increase these costs.  Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project.  If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

We have goodwill from the acquisition of South Bay which must be evaluated regularly for impairment

In connection with the acquisition of South Bay in December 2001, we recorded goodwill in the amount of $2..2 million.  We must evaluate the goodwill regularly for impairment. We had an unaffiliated consultant conduct goodwill impairment testing in the fourth quarter of 2002, and we determined that this goodwill was not impaired.  If in the future we determine that the goodwill is impaired, we would be required to write-off some or all of the goodwill, which could have a material adverse effect on our financial condition and results of operations.

We have a significant deferred tax asset and our ability to realize that asset depends in part on the certainty of future earnings

At December 31, 2002, we had a deferred tax asset of $8.0 million relating primarily to our NOLs.  If future taxable income should be less than the amount of the NOLs within the tax years to which it may be applied, the deferred tax asset may not be realized.  To support our position that the benefits of this asset will be realized, we must estimate future earnings.  These estimates are based on many factors, including prior periods results.  If we are unable to generate future earnings in an amount sufficient to support the asset, we would have to establish a valuation allowance and corresponding charge to earnings to reduce the deferred tax asset to its realizable value.  A material valuation allowance on this asset would have a material adverse effect on our results of operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements required by this Item are included herewith as a separate section of this Report as follows:

1.             Financial Statements

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

See 2003 proxy statement.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear under the captions “Election of Directors,’’ “ Executive Officers,’’ and “Compliance with Section 16(a) Beneficial Ownership Reporting ’’ in the Company’s proxy statement for the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement’’), and such information shall be deemed to be incorporated herein by reference to that portion of the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Company’s most recently completed fiscal year.

ITEM 10.               EXECUTIVE COMPENSATION

The information required by this item will appear under the captions “Compensation of Executive Officers,” “Compensation of Directors,’’ “Summary Compensation Table,’’ “Report on Executive Compensation for 2002,’’ “2002 Option Exercises and Year-End Option Values” and “Compensation Committee Interlocks and Insider Participation’’ in the 2003 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to those portions of the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recently completed fiscal year.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear under the caption “Security Ownership of Principal Shareholders and Management’’ in the 2003 Proxy Statement, and such information either shall be deemed to be incorporated herein by reference to that portion of the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recently completed fiscal year.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear under the caption “Certain Relationships and Related Transactions’’ in the 2003 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2003 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our most recently completed fiscal year.

PART IV

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K

(c) Exhibits

See Index to Exhibits on page 65 of this Report on Form 10-KSB

(b) Reports on Form 8-K

On November 7, 2002, the Company filed a report on Form 8-K reporting under Item 5 the Company’s press release regarding third quarter 2002 operating results.

On November 12, 2002, the Company filed a report on Form 8-K reporting under Item 5 the Company’s press release regarding the commencement of private financing.

ITEM 14.               CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this annual report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

During the quarter ended December 31, 2002, there were no significant changes in our internal controls or in other factors that could significantly affect those controls.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

	By	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Date: April 14, 2003		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	ROBERT E. GIPSON
	Robert E. Gipson	Chairman of the Board	April 14, 2003

/s/	ROBERT E. THOMSON
	Robert E. Thomson	Vice Chair	April 14, 2003

/s/	DONALD E. BENSON
	Donald E. Benson	Director	April 14, 2003

/s/	JOSEPH N. COHEN
	Joseph N. Cohen	Director	April 14, 2003

/s/	ANTOINETTE HUBENETTE, M.D.
	Antoinette Hubenette, M.D.	Director	April 14, 2003

/s/	SCOTT A. MONTGOMERY
	Scott A. Montgomery	Director, Chief Executive Officer	April 14, 2003

/s/	DION G. MORROW
	Dion G. Morrow	Director	April 14, 2003

/s/	CARL R. TERZIAN
	Carl R. Terzian	Director	April 14, 2003

/s/	DAVID R. BROWN
	David R. Brown	Principal Financial and Principal Accounting Officer	April 14, 2003

Certification

I, Scott Montgomery, certify that:

1.     I have reviewed this annual report on Form 10-KSB of National Mercantile Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

Certification

I, David Brown, certify that:

1.     I have reviewed this annual report on Form 10-KSB of National Mercantile Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ DAVID R. BROWN
David R. Brown
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
 of National Mercantile Bancorp and Subsidiaries:

We have audited the consolidated balance sheet of National Mercantile Bancorp (a California corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mercantile Bancorp and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Los Angeles, California

February 14, 2003

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

Arthur Andersen LLP

Los Angeles, California

March 14, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with National Mercantile Bancorp’s filing on Form 10-KSB for the year ended December 31, 2001.  Arthur Andersen LLP has not reissued this report in connection with this filing on Form 10-KSB.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2002
(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$18,876
Federal funds sold and securities purchased under agreements to resell	18,700
Cash and cash equivalents	37,576
Securities available-for-sale, at fair value; aggregate amortized cost of $25,824	26,170
Due from banks-time	325
FRB and other stock, at cost	2,018

Loans receivable	272,323
Allowance for credit losses	(4,846)
Net loans receivable	267,477

Premises and equipment, net	5,836
Other real estate owned	1,000
Deferred tax asset	7,984
Goodwill	2,174
Intangible assets, net	2,077
Accrued interest receivable and other assets	2,748
Total assets	$355,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$107,580
Interest-bearing demand	30,465
Money market	43,134
Savings	42,182
Time certificates of deposit:
$ 100,000 or more	43,006
Under $100,000	32,358
Total deposits	298,725

Federal funds purchased and securities sold under agreements to repurchase	1,476
Other borrowings	7,500
Accrued interest payable and other liabilities	1,950
Total liabilities	309,651

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,530

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 734,985 shares	6,003
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,679,544 shares	38,054
Additional paid-in capital	-
Accumulated deficit	(14,055)
Accumulated other comprehensive income	202
Total shareholders’ equity	31,204
Total liabilities and shareholders’ equity	$355,385

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2002	2001
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$17,488	$9,743
Securities available-for-sale	1,652	3,236
Federal funds sold and securities purchased under agreements to resell	432	812
Total interest income	19,572	13,791
Interest expense:
Interest-bearing demand	322	92
Money market and savings	1,426	1,019
Time certificates of deposit:
$ 100,000 or more	845	1,409
Under $100,000	1,459	308
Total interest expense on deposits	4,052	2,828
Federal funds purchased and securities sold under agreements to repurchase	134	37
Other borrowings	478	1,011
Total interest expense	4,664	3,876
Net interest income before provision for credit losses	14,908	9,915
Provision for credit losses	1,925	517
Net interest income after provision for credit losses	12,983	9,398
Other operating income:
Net gain on sale of securities available-for-sale	—	374
International services	37	51
Investment division	82	104
Deposit-related and other customer services	1,383	684
Gain on sale of other real estate owned	—	20
Total other operating income	1,502	1,233
Other operating expenses:
Salaries and related benefits	6,776	4,474
Net occupancy	1,368	1,034
Furniture and equipment	418	275
Printing and communications	562	324
Insurance and regulatory assessments	358	312
Client services	656	826
Computer data processing	953	448
Legal services	541	227
Other professional services	530	411
Amortization of core deposit intangible	223	—
Promotion and other expenses	476	330
Total other operating expenses	12,861	8,661
Income before income tax provision and minority interests	1,624	1,970

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	1,537	722
Series A Preferred Stock of South Bay Bank, N.A	213	—
Income (loss) before income tax provision	(126)	1,248
Income tax provision	127	92
Net income (loss)	$(253)	$1,156
Earnings (loss) per share:
Basic	$(0.15)	$0.72
Diluted	$(0.15)	$0.28

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

	Preferred Stock Series A		Preferred Stock Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars in thousands except share data)
Balance at December 31, 2000	770,423	$6,292	—	$—	1,547,429	$29,905	$—	$(14,958)	$(536)	$20,703
Preferred stock converted into common stock on a 2:1 basis	(19,843)	(161)			39,686	161				—
Issuance of preferred stock			1,000	1,000						1,000
Stock options exercised					36,352	202				202
Beneficial conversion rights of subsidiary preferred stock							1,824			1,824
Comprehensive income:
Unrealized holding gain during the period									966	966
Less: Reclassification adjustment for gain included in net income									(374)	(374)
Net income								1,156		1,156
Comprehensive income										1,748
Balance at December 31, 2001	750,580	$6,131	1,000	$1,000	1,623,467	$30,268	$1,824	$(13,802)	$56	$25,477
Preferred stock converted into common stock on a 2:1 basis	(15,595)	(128)			31,190	128				—
Common stock issued					1,006,287	7,572				7,572
Stock options exercised					18,600	86				86
Redemption of beneficial conversion rights of subsidiary preferred stock							(1,824)			(1,824)
Comprehensive income (loss):
Unrealized holding gain during the period, net									146	146

Net loss								(253)		(253)
Comprehensive loss										(107)
Balance at December 31, 2002	734,985	$6,003	1,000	$1,000	2,679,544	$38,054	$—	$(14,055)	$202	$31,204

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2002	2001
	(Dollars in thousands)
Cash flow from operating activities:
Net income (loss)	$(253)	$1,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	693	233
Provision for credit losses	1,925	517
Net gain on sale of securities available-for-sale	—	(374)
Net amortization of premium on securities	238	60
Net amortization of discount (premium) on loans purchased	348	(29)
Increase in accrued interest receivable and other assets	1,340	195
Increase (decrease) in accrued interest payable and other liabilities	(1,800)	192
Net cash provided by operating activities	2,491	1,950
Cash flows from investing activities:
Purchase of time deposits of other banks	(325)	—
Purchase of securities available-for-sale	(8,002)	(7,049)
Proceeds from sales of securities available-for-sale	—	33,001
Proceeds from repayments and maturities of securities available-for-sale	23,367	27,108
Proceeds from sales of FRB and other stock	534	1,027
Loan originations and principal collections, net	(15,324)	(10,622)
Purchases of premises and equipment	(168)	(236)
Net cash used for purchase of South Bay Bank, N.A.	—	(24,786)
Net cash provided by investing activities	82	18,443
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	14,074	29,314
Net decrease in time certificates of deposit	(24,489)	(3,815)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(1,620)	(7,524)
Net decrease in other borrowings	(10,000)	(29,580)
Net proceeds from issuance of common stock	7,572	—
Net proceeds from issuance of preferred stock	—	1,000
Redemption of South Bay Bank preferred stock	(2,500)	—
Dividends paid on South Bay Bank preferred stock	(213)	—
Net proceeds from issuance of noncumulative deferrable interest debentures	—	14,506
Net proceeds from exercise of stock options	86	202
Net cash provided by (used in) financing activities	(17,090)	4,103
Net increase (decrease) in cash and cash equivalents	(14,517)	24,496
Cash and cash equivalents, January 1	52,093	27,597
Cash and cash equivalents, December 31	$37,576	$52,093

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$5,852	$3,205
Income taxes, net	—	64
Unrealized gain on securities available-for-sale, net of tax effect	146	592
Transfers to OREO from loans receivable, net	1,000	—
Supplemental disclosures of noncash investing and financing activities:

The Company purchased all of the capital stock of South Bay Bank, N.A. for $29,841,000 cash including $174,000 direct cost.  In connection with the purchase, assets acquired and liabilities assumed were as follows:

Fair value of assets acquired	—	182,704
Fair value of liabilities assumed	—	163,479

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” when referring only to the parent company or the “Company” when such reference includes National Mercantile Bancorp and its subsidiaries, collectively) and of its wholly owned subsidiaries, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”) (and collectively, the “Banks”).  National Mercantile Capital Trust I, which is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of National Mercantile.  All intercompany transactions and balances have been eliminated.   Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Securities

Securities available-for-sale are carried at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from earnings and reported as accumulated other comprehensive income, net of deferred income taxes, in a separate component of shareholders’ equity until realized.  Premiums or discounts on available-for-sale securities are amortized or accreted into income using the effective interest method.  Realized gains or losses on sales available-for-sale securities are recorded using the specific identification method.

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

Allowance for Credit Losses

The provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly Southern California), as well as the results of the Company’s ongoing examination process and its regulatory examinations.

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

Other Real Estate Owned

Other Real Estate Owned (“OREO”) is comprised of real estate acquired in satisfaction of loans.  Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to OREO and are initially recorded at the lower of the loan balance or fair value at the date of transfer of the property, establishing a new cost basis.  Subsequently, OREO is carried at the lower of cost or fair value less costs to sell.  The fair value of the OREO property is based upon a current appraisal.  Losses that result from the ongoing periodic valuation of these properties are charged to other operating expenses in the period in which they are identified.  Expenses for holding costs are charged to other operating expenses as incurred.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share for the years ended December 31, 2002 and 2001 was 1,650,997 and 1,608,307, respectively.  Diluted loss per share for the year ended December 31, 2002 was $0.15 and does not include common share equivalents as they are anti-dilutive.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the year ended December 31, 2001 was 4,099,898.  The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share:

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
	(in thousands)

For the year ended 2002:
Basic and diluted loss per share	$(253)	1,650,997	$(0.15)

For the year ended 2001:
Basic EPS	$1,156	1,608,307	$0.72

Effect of dilutive securities:
Options and warrants		114,970
Convertible preferred stock		2,376,621
Diluted EPS	$1,156	4,099,898	$0.28

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

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  All options were granted at current market prices, accordingly, no compensation cost has been recognized for the plans.  Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made during 2002 and 2001.

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

SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment.  Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling.  SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require re-measurement of the fair value of the reporting unit.  Impairment losses are to be reported as resulting from a change in accounting principle.  Additional ongoing financial statement disclosures are also required.

We adopted SFAS No. 142 as of January 1, 2002 as disussed in Note 2 of the Notes to Consolidated Financial Statements.  The Company conducted a goodwill impairment test during 2002 in accordance with SFAS No. 142 and determined that its goodwill is not considered impaired.

Note 2—Goodwill and Other Intangible Assets

As of December 31, 2002, the Company had goodwill of $2.2 million and core deposit intangibles of $2.1 million from the South Bay Bank acquisition.  In accordance with SFAS No. 142 goodwill is not amortized.  SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events.  During 2002, the required impairment tests of goodwill were conducted, and based upon these evaluations, the Company’s goodwill was not impaired at December 31, 2002.  The Company has no other indefinite-lived intangible assets.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2002 and each of the next five years is estimated to be $223,000 per year.

Note 3—Investment Securities

The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company’s investment securities available-for-sale at December 31, 2002:

	December 31, 2002
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

U.S. Treasury securities	$998	$—	$1	$997
GNMA-issued/guaranteed mortgage pass through certificates	2,409	73	—	2,482
Other U.S. government and federal agency securities	—	—	—	—
FHLMC/FNMA-issued mortgage pass through certificates	12,370	506	—	12,876
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	4,544	44	—	4,588
Privately issued corporate bonds, CMO’s and REMIC’s securities	5,503	12	288	5,227
	$25,824	$635	$289	$26,170

The Company had no sales of investment securities for the year ended December 31, 2002.  The Company had gross proceeds and net realized gains related to the sale of investment securities of $33.0 million and $374,000, respectively, for the year ended December 31, 2001.

The estimated fair value and amortized cost of securities available-for-sale at December 31, 2002 by contractual maturity, are shown below:

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)

Securities available-for-sale:
U.S Treasury securities	$997	1.19%	$—	—	$—	—	$—	—	$997	1.19%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	2,482	7.20%	2,482	7.20%
Other U.S. government and federal agencies	—	—	—	—	—	—	—	—	—	—
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	1,898	5.53%	1,043	6.17%	9,935	6.76%	12,876	6.53%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	—	—	1,721	5.51%	2,867	6.57%	4,588	6.17%
Privately issued Corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	1,917	2.26%	3,310	4.45%	5,227	3.65%
	$997	1.19%	$1,898	5.53%	$4,681	4.33%	$18,594	6.38%	$26,170	5.76%

Amortized Cost	$998		$1,857		$4,619		$18,350		$25,824

Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Investment securities totaling $18.3 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 2002.

Note 4—Loans Receivable and Allowance for Credit Losses

The following is a summary of the major categories of loans receivable outstanding at December 31, 2002:

(Dollars in thousands)

Commercial loans:
Secured by one-to-four family residential properties	$10,797
Secured by multifamily residential properties	12,596
Secured by commercial real properties	119,872
Other, secured and unsecured	86,015
Real estate construction and land development	37,934
Home equity lines of credit	846
Consumer installment and unsecured loans to individuals	4,720
272,780
Unearned income	(457)
$272,323

Weighted average yield for loans at December 31, 2002	6.99%

At December 31, 2002, the Company had identified impaired loans with recorded investments of  $4.2 million.  At December 31, 2002, specific allowances for credit losses totaling $1.7 million were established for these loans.  The average recorded investment of impaired loans was $4.3 million and $831,000 during 2002 and 2001, respectively.  No interest income recognized on impaired loans during the year ended December 31, 2002.  During 2001 interest income recognized on impaired loans was $4,000.

In the normal course of business, the Banks may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Banks.  Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing.  The outstanding principal balance of these loans was $4.5 million at December 31, 2002 and $3.3 million at December 31, 2001.  During 2002 there were $3.6 million of advances and $2.4 million  of repayments.  Interest income recognized on these loans amounted to $374,000 and $1,000 during 2002 and 2001, respectively. At December 31, 2002, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

The following is a summary of activity in the allowance for credit losses for the year ended December 31, 2002:

Balance, beginning of year	$6,542
Provision for credit losses	1,925
Loans charged off	(4,062)
Recoveries of loans previously charged off	441
Balance, end of year	$4,846

Total loans charged-off in 2002 was $4.1 million primarily the result of the write-down of commercial loans secured by manufacturing equipment.  The write-downs were required to reduce the recorded value of the loans to the adjusted value of the collateral based upon the Company’s periodic evaluation.

The additional provision for credit losses was recorded based upon the analysis of the adequacy of allowance for credit losses.  The allowance for credit losses for classified loans graded as “criticized” by the Company’s internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that is periodically evaluate.  The allowance for unsecured classified loans is based upon the severity of the credit weakness.

The following is a summary of nonperforming loans at December 31, 2002:

Nonaccrual loans	$5,787
Troubled debt restructurings	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	209
$5,996

Interest foregone on nonperforming loans outstanding at December 31, 2002 and 2001 was $388,000 and $110,000, respectively.  Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

Troubled Debt Restructurings. A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan.  At December 31, 2002 we had no TDRs.  At December 31, 2001 TDRs were $953,000 of which the real estate collateral was subsequently foreclosed in satisfaction of payment.

The ability of the Company’s borrowers to honor their contracts is substantially dependent upon economic conditions and real estate market values throughout the Company’s market area. At December 31, 2002, loans aggregating $182.0 million were collateralized by liens on residential and commercial real properties.  While the Company’s loan portfolio is generally diversified with regard to the industries represented, at December 31, 2002, the Company’s loans to businesses and individuals engaged in entertainment industry related activities amounted to $31.1 million.

Note 5—Premises and Equipment and Lease Commitments

The following is a summary of the major components of premises and equipment at December 31, 2002:

(Dollars in thousands)
Land	$1,392
Buildings	3,870
Leasehold improvements	1,461
Furniture, fixtures and equipment	4,409
11,132
Less accumulated amortization and depreciation	(5,296)
$5,836

Depreciation and amortization expense was $456,000 in 2002 and $233,000 in 2001.  Rental expense on operating leases included in occupancy expense in the Consolidated Statements of Operations was $915,000 in 2002 and $828,000 in 2001.

The future minimum annual rental commitments at December 31, 2002 are summarized below.

(Dollars in thousands)
For the year ended December 31,
2003	$945
2004	732
2005	6
2006	1
2007	1
$1,685

Note 6—Income Taxes

A deferred federal and state income tax provision of $127,000 and $92,000 was recognized during 2002 and 2001, respectively.

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2002 and 2001 to the income and the effective tax rate are as follows:

	2002	2001
	(Dollars in thousands)
Tax provision (benefit) at statuory rate	$(43)	$424
Increase (reduction) in taxes resulting from:
Book deductions without tax benefit	151	—
Permanent differences	19	(332)
	$127	$92

The major components of the net deferred tax asset at December 31, 2002 are as follows:

(Dollars in thousands)
Deferred tax assets:
Net operating losses	$6,539
Accrued expenses	287
Alternative minimum tax credits	314
Nonaccrual interest	135
Loan Fees	115
Securities available for sale	209
Bad debt expense	343
Depreciation	25
Other	32
Total deferred tax assets	7,999

Deferred tax liabilities:
Federal Home Loan Bank stock dividend	15
Total deferred tax liabilities	15
Net deferred tax asset	$7,984

For tax purposes at December 31, 2002, the Company had (i) federal NOLs of $18.2 million, which begin to expire in 2009; (ii) California NOLs of $559,000 which begin to expire in 2005; (iii) a federal AMT credit carryforward of $298,000; and (iv) a California AMT credit carryforward of $16,000.  The AMT credits carryforward indefinitely.

The Company believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

Note 7—Benefit Plans

Stock Incentive Plans.  At December 31, 2002, the Company had in effect one stock incentive plan pursuant to which up to a total of 548,510 shares of common stock may be issued.  Under this plan, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board committee determines. However, the exercise price of options granted to nonemployee directors may not be less than the fair market value of the common stock on the date of grant.  At December 31, 2002, the only outstanding awards under this plan were stock options, and at that date 140,534 shares were available for future awards.

At December 31, 2002, there were also outstanding options and tandem stock appreciation rights granted under two prior stock incentive plans.

The following summarizes option grants, cancellations and exercises under the stock incentive plans for the periods indicated .

		Option Price Range Per Share

Outstanding, December 31, 2000	378,742	$3.94	-	$8.52
Granted	151,800	4.50	-	7.66
Cancelled	(36,901)	3.94	-	7.66
Exercised	(36,352)	4.47	-	7.66
Outstanding, December 31, 2001	457,289	$4.44	-	$8.52
Granted	12,500	5.26	-	6.70
Cancelled	(30,346)	4.59	-	8.52
Exercised	(18,600)	4.50	-	6.60
Outstanding, December 31, 2002	420,843	$3.94	-	$8.52

Of the outstanding options at December 31, 2002:  (i) options to purchase 358,243 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 2003 — 57,100 and 2004 — 5,500.

The estimated per share weighted average fair value of options granted was $4.08 and $3.82 during 2002 and 2001.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the plans.  Had compensation cost or the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net loss for 2002 would have been increased by $92,000 and net income for 2001 would have decreased by $90,000.  Basic and diluted loss per share would have increased by $0.06 for 2002.  Basic and diluted earnings per share would have decreased by $0.08 and  $0.03 for 2001, respectively.

The fair values of options granted during 2002 and 2001 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2002— no dividend yield, expected volatility of 59%, risk-free interest rate of 4.06%, and an expected life of 10 years; 2001— no dividend yield, expected volatility of 68%, risk-free interest rate of 5.11%, and an expected life of 10 years.

Defined Contribution Retirement Plan. The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate followingsix months of continuous employment. Under the plan, the Company has partially matched employee contributions since May 1, 2001.  Such matching contributions become fully vested when the employee reaches three years of service.  The Company’s matching contributions for 2002 and 2001 were $90,000 and $69,000, respectively.

Note 8—Borrowed Funds

The following summarizes borrowed funds and weighted average rates.

	2002
	Year-end		Average
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Federal funds purchased and securities sold under repurchase agreements	$1,475	4.65%	$2,294	5.84%

Other borrowings	7,500	4.70%	11,308	4.23%

The maximum amount of federal funds purchased and securities sold under agreements to repurchase at any month-end was $11.7 million during 2002.

Other borrowings are primarily comprised of Federal Home Loan Bank (“FHLB”) advances.  At December 31, 2002 FHLB advances included: (i) a $2.5 million putable borrowing with a fixed rate of 5.93%, with puts commencing July 2002 and continuing every three months thereafter, through July 2004; (ii) fixed rate borrowings of $3.0 million maturing April 2004 with a rate of 3.85%; (iii) fixed rate borrowings of $2.0 million maturing April 2005 with a rate of 4.45%.  The maximum amount of other borrowings outstanding at any month-end was $17.5 million during 2002.

The Banks had $7.7 million of unused borrowing capacity from the FHLB at December 31, 2002 based upon pledged securities.

Note 9—Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Deferrable Interest Debentures

The Company formed National Mercantile Capital Trust I (the “Trust”), a statutory business trust under the Delaware Business Trust Act, pursuant to a Declaration of Trust dated as of June 27, 2001, for the sole purpose of issuing and selling certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in certain debentures of the Company.

On July 16, 2001 the Trust issued and sold to the Company 464 common securities (liquidation amount of $1,000 per common security) of the Trust (the “Common Securities”), representing common beneficial interests in the assets of the Trust.

Also, on July 16, 2001 the Trust issued 15,000 of 10.25% fixed rate securities (the “Trust Preferred Securities”), with a liquidation amount of $1,000 per Trust Preferred Security and an aggregate liquidation amount of $15.0 million due July 25, 2031.  The Trust Preferred Securities are unconditionally guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in and pursuant to the terms of a Guarantee Agreement.

The Trust used the proceeds from the issuance and the sale of the Trust Preferred Securities and the Common Securities to purchase $15.5 million aggregate principal amount of the Company’s 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 that pay interest each January 26 and July 26.  The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity.  The debentures are the primary assets of the Trust.

The Trust Preferred Securities are reflected on the Consolidated Balance Sheet as “Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures.”  The accrued distributions payable on the Trust Preferred Securities are reflected as “Minority interest in income of the trust subsidiary” in the Consolidated Statements of Operations. The costs associated with the Trust Preferred Securities issuance have been netted against the proceeds and are being accreted using a method that approximates the interest method over a period of thirty years.  The recorded balance of Trust Preferred Securities was $14.5 million at December 31, 2002.  Minority interest in income of trust subsidiary was $1.6 million for the year ended December 31, 2002.

The regulatory capital generated from the Trust Preferred Securities supported the acquisition of South Bay.

Note 10—Availability to National Mercantile of Funds from Banks; Restrictions on Cash Balances; Regulatory Capital

National Mercantile is a legal entity separate and distinct from the Banks, and as such has separate and distinct financial obligations including deferrable debt service of $1.5 million (related to the Trust Preferred Securities) and other modest operating expenses.  While National Mercantile holds short-term investments of $4.6 million, its assets primarily consist of the common shares of the Banks.  Accordingly, dividends and capital distributions from the Banks constitute the principal ongoing source of cash to the Company.  The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company.

OCC approval is required for a national bank to pay a dividend if the total of all dividends declared in any calendar year exceeds the total of the bank’s net profits (as defined) for that year combined with its retained net profits for the preceding two calendar years, less any required transfer to surplus or a fund for the retirement of any preferred stock.  A national bank may not pay any dividend that exceeds its retained net earnings, as defined by the OCC.   The OCC and the Federal Reserve Board have also issued banking circulars emphasizing that the level of cash dividends should bear a direct correlation to the level of a national bank’s current and expected earnings stream, the bank’s need to maintain an adequate capital base and other factors.

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

Neither Mercantile nor South Bay has retained earnings, and therefore neither is presently able to pay dividends.  Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay has an accumulated deficit of $482,000 as of December 31, 2002.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

Federal law restricts the Banks’ extension of credit to, the issuance of a guarantee or letter of credit on behalf of, investments in or taking as collateral stock or other securities of National Mercantile.  Restrictions prevent National Mercantile from borrowing from the Banks unless the loans are secured by designated amounts of marketable obligations.  Further, secured loans to and investments in National Mercantile or its affiliates by a bank are limited to 10% of  the bank’s capital stock and surplus (as defined by federal regulations) and are limited, in the aggregate, to 20% of the bank’s contributed capital (as defined by federal regulations).

Federal Reserve Board regulations require the Banks to maintain certain minimum reserve balances.  Cash balances maintained to meet reserve requirements are not available for use by the Banks or National Mercantile.  During 2002 and 2001, the average reserve balances for the Banks were approximately $4.6 million and $1.8 million, respectively.  Neither National Mercantile nor the Banks is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

National Mercantile and the Banks are subject to various capital requirements administered by the federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on National Mercantile’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, National Mercantile and Banks must meet specific capital guidelines that involve quantitative measures of National Mercantile’s and the Banks’ assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. National Mercantile’s and the Banks’ capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require National Mercantile and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2002, National Mercantile and Banks meet all capital adequacy requirements to which they are subject.

At December 31, 2002, each Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized under the prompt corrective action rules, each Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the most recent notification which management believes have changed the Banks’ category.

The following table presents, at the dates indicated, certain information regarding the regulatory capital of National Mercantile and the Banks and the required amounts of regulatory capital for National Mercantile and the Banks to meet applicable regulatory capital requirements and, in the case of the Banks, to be well capitalized under the prompt corrective action rules.

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2002
Total Capital to Risk Weighted Assets
National Mercantile Bancorp	$37,685	13.31%	$22,646	>=8.0%	N/A	>=10.0%
Mercantile National Bank	14,151	11.15%	10,149	>=8.0%	$12,686	>=10.0%
South Bay Bank, N.A	18,979	12.15%	12,498	>=8.0%	$15,622	>=10.0%
Tier 1 Capital to Risk Weighted Assets
National Mercantile Bancorp	29,933	10.57%	11,323	>=4.0%	N/A	>=6.0%
Mercantile National Bank	12,552	9.89%	5,074	>=4.0%	7,612	>=6.0%
South Bay Bank, N.A	17,023	10.90%	6,249	>=4.0%	9,373	>=6.0%
Tier 1 Capital to Average Assets
National Mercantile Bancorp	29,933	8.60%	13,836	>=4.0%	N/A	>=5.0%
Mercantile National Bank	12,552	7.20%	7,015	>=4.0%	8,768	>=5.0%
South Bay Bank, N.A	17,023	9.38%	7,209	>=4.0%	9,011	>=5.0%

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, letters of credit and financial guarantees written, is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company had outstanding loan commitments aggregating $55.7 million at December 31, 2002, substantially all of which were for commercial loans with variable rates.  In addition, the Company had $629,000 outstanding letters of credit at December 31, 2002.

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since portions of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements.

The Company from time to time is party to lawsuits, which arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 2002 will have a material adverse effect on the financial position or results of operations of the Company.

Note 12—Disclosures about the Fair Value of Financial Instruments

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

Loans:  Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded the allowance for credit losses represented a reasonable estimate of credit risk component of the fair value at December 31, 2002.

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

The estimated fair values of financial instruments are presented below.

	December 31, 2002
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash, cash equivalents and deposit with other financial institutions	$37,901	$37,901
Securities available-for-sale	26,170	26,170
FRB and other stock	2,018	2,018
Loans, net of allowance for credit losses	267,477	270,596
Financial Liabilities:
Demand deposits, money market and savings	223,361	223,361
Time certificates of deposit	75,364	80,320
Federal funds purchased and securities sold under agreements to repurchase	1,476	1,493
Other borrowings	7,500	7,816

Note 13—Subsequent Event - unaudited

In January 2003, National Mercantile entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offerred Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At January 25, 2003, the Company was paying an interest rate of 5.93% under the terms of the swap which will reduce its interest expense for the year-to-date period ended July 25, 2003, the next reset date, by $329,000.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of the Company’s 10.25% fixed rate Trust Preferred Securities in a declining interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, no ineffectiveness will be recorded to current earnings related to the interest rate swap.

Note 14—Parent Company Information

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2002, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2002.

Balance Sheet

December 31, 2002
(Dollars in thousands)

Cash with Banks	$120
Due from banks - time	4,500
Investment in the Banks	41,693
Other assets	1,262
Total assets	$47,575

Junior subordinated deferrable interest debentures	$15,464
Other liabilities	907
Total liabilities	16,371

Shareholders’ equity:
Preferred stock	7,003
Common stock	38,054
Accumulated deficit	(14,055)
Accumulated other comprehensive income	202
Total shareholders’ equity	31,204
Total liabilities and shareholders’ equity	$47,575

Statements of Operations
	Year ended December 31,
	2002	2001
	(Dollars in thousands)

Interest income	$6	$364
Interest expense	1,585	746
Net interest income	(1,579)	(382)

Other operating income	38
Other operating expense	228	8
Income before equity in undistributed net income of the Bank	(1,769)	(390)
Equity in undistributed net income of subsidiaries	791	1,546
Income (loss) before income tax benefit	(978)	1,156
Income tax benefit	725	—
Net income (loss	$(253)	$1,156

Statements of Cash Flows
	Year ended December 31,
	2002	2001
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(253)	$1,156
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of subsidiaries, net	(791)	(1,546)
Net increase in other assets and other liabilities	(780)	1,378
Net cash provided by (used in) operations	(1,824)	988

Cash flows from investing activities:
Investment in South Bay Bank, N.A	(3,000)	—
Dividends from South Bay Bank, N.A	800	—
Net cash used in purchase of South Bay Bank, N.A	—	(24,786)
Capital surplus reduction from Mercantile National Bank	—	6,000
Purchase of time deposits at banks	(4,500)	—
Loans purchased and principal collections, net	879	421
Net cash used in investing activities	(5,821)	(18,365)

Cash flows from financing activities:
Net proceeds from issuance of debentures	—	14,506
Net proceeds from issuance of preferred stock	—	1,000
Net proceeds from common stock offering	7,572	—
Proceeds from stock options exercised	86	202
Net cash provided by financing activities	7,658	15,708
Net (decrease) increase in cash and cash equivalents	13	(1,669)
Cash and cash equivalents, beginning of the year	107	1,776
Cash and cash equivalents, end of the year	$120	$107

INDEX TO EXHIBITS

Exhibit

2.1	Agreement and Plan of Reorganization by and between National Mercantile Bancorp and South Bay Bank, N.A., entered into as of July 18, 2001 (9)

3.1

Amended and Restated Articles of Incorporation, dated June 20, 1997 (1); Certificate of Amendment of the Articles of Incorporation, filed May 4, 2000 (8); Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Perpetual Preferred Stock filed December 14, 2001

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

10.5	Lease Restructure Agreement dated December 31, 1995 by and between California State Teachers’ Retirement System and Mercantile National Bank (5)

10.6	National Mercantile Bancorp Amended 1996 Stock Incentive Plan *

10.7	Registration Rights Agreement between the Company and Conrad Company (7)

10.8	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (10)

10.9	Severence Agreement dated November 13, 2002 between National Mercantile Bancorp and Hank McCaffrey *

10.10	Severence Agreement dated November 14, 2002 between National Mercantile Bancorp and David Brown *

11.

Statement regarding computation of per share earnings (see “Note 1—Summary of Significant Accounting Policies—Earnings (Loss) Per Share”—of the “Notes to the Consolidated Financial Statements” in “Item 8. Financial Statements” in this Annual Report on Form 10-KSB)*

21.	Subsidiaries of the Registrant*

23.	Consent of Ernst & Young LLP *

99.1	Confirmation of Receipt of Assurances from Arthur Andersen, LLP *

99.2	Certification of Scott A. Montgomery *

99.3	Certification of David R. Brown *

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

(8)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2000 and incorporated herein by reference.

(9)    Filed as an exhibit to the Company’s Report on Form 8-K dated July 24, 2001 and incorporated herein by reference.

(10)  Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.