Form 10QSB
period 2003-03-31
NATIONAL MERCANTILE BANCORP
filed 2003-05-15
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 Commission File Number: 0-15982

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, no par value, as of May 10, 2003 was 2,692,729.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in thousands)

ASSETS
Cash and due from banks-demand	$18,039	$18,876
Federal funds sold and securities purchased under agreements to resell	31,400	18,700
Cash and cash equivalents	49,439	37,576
Securities available-for-sale, at fair value; aggregate amortized cost of $17,834 and $25,824 at March 31, 2003 and December 31, 2002, respectively	17,992	26,170
Due from banks-time	325	325
FRB and other stock, at cost	2,018	2,018

Loans receivable	267,746	272,323
Allowance for credit losses	(4,694)	(4,846)
Net loans receivable	263,052	267,477

Premises and equipment, net	5,731	5,836
Other real estate owned	1,535	1,000
Deferred tax asset	7,876	7,984
Goodwill	2,174	2,174
Core deposit intangibles, net	2,021	2,077
Accrued interest receivable and other assets	5,211	2,748
Total assets	$357,374	$355,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$114,171	$107,580
Interest-bearing demand	27,116	30,465
Money market	47,133	43,134
Savings	46,283	42,182
Time certificates of deposit:
$100,000 or more	36,844	43,006
Under $100,000	31,039	32,358
Total deposits	302,586	298,725

Federal funds purchased and securities sold under agreements to repurchase	792	1,476
Other borrowings	7,500	7,500
Accrued interest payable and other liabilities.	736	1,950
Total liabilities	311,614	309,651

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,534	14,530

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 732,785 shares and 734,985 shares at March 31, 2003 and December 31 2002, respectively	5,985	6,003
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,679,729 and 2,679,544 shares at March 31, 2003 and December 31, 2002, respectively	38,105	38,054
Accumulated deficit	(13,956)	(14,055)
Accumulated other comprehensive income	92	202
Total shareholders’ equity	31,226	31,204
Total liabilities and shareholders’ equity	$357,374	$355,385

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)

Interest income:
Loans, including fees	$4,117	$4,391
Securities available-for-sale	250	483
Federal funds sold and securities purchased under agreements to resell	43	127
Total interest income	4,410	5,001
Interest expense:
Interest-bearing demand	61	72
Money market and savings	301	328
Time certificates of deposit:
$100,000 or more	147	307
Under $100,000	282	405
Total interest expense on deposits	791	1,112
Federal funds purchased and securities sold under agreements to repurchase	8	37
Other borrowings	89	150
Total interest expense	888	1,299
Net interest income before provision for credit losses	3,522	3,702
Provision for credit losses	110	150
Net interest income after provision for credit losses	3,412	3,552
Other operating income:
Net gain on sale of securities available-for-sale	100	—
International services	8	5
Investment division	22	22
Deposit-related and other customer services	305	368
Total other operating income	435	395
Other operating expenses:
Salaries and related benefits	1,827	1,639
Net occupancy	329	373
Furniture and equipment	109	101
Printing and communications	129	172
Insurance and regulatory assessments	111	91
Client services	178	191
Computer data processing	216	228
Legal services	143	174
Other professional services	225	74
Amortization of core deposit intangible…	56	—
Promotion and other expenses	87	239
Total other operating expenses	3,410	3,282
Income before income tax provision and minority interest	437	665

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	233	384

Income before income tax provision	204	281

Income tax provision	107	106
Net income	$97	$175
Income available to common shareholders (net income less accretion of discount of minority interest in subsidiary preferred stock of $79,000 at March 31, 2002)	$97	96
Earnings (loss) per share:
Basic	$004	$006
Diluted	$002	$004

See accompanying notes to consolidated financial statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flow from operating activities:
Net income	$97	$175
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	143	257
Provision for credit losses	110	150
Gain on sale securities available for sale	(100)	—
Net amortization of premium on securities available-for-sale	71	53
Net amortization of premium (discount) on loans purchased	72	(62)
Increase (decrease) in accrued interest receivable and other assets	(2,237)	639
Decrease in accrued interest payable and other liabilities	(1,213)	(1,278)
Net cash used in operating activities	(3,057)	(66)

Cash flows from investing activities:
Purchase of securities available-for-sale	(2,250)	—
Proceeds from sales of securities available-for-sale	2,757	—
Proceeds from repayments and maturities of securities available-for-sale	7,512	11,344
Proceeds from sales of FRB and other stock	—	504
Loan originations and principal collections, net	3,708	5,481
Purchases of premises and equipment	(17)	(239)
Net cash provided by investing activities	11,710	17,090

Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	11,342	2,635
Net decrease in time certificates of deposit	(7,481)	(8,471)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(684)	(79)
Net decrease in other borrowings	—	(7,000)
Net proceeds from exercise of stock options	33	2
Net cash provided by (used in) financing activities	3,210	(12,913)
Net increase in cash and cash equivalents	11,863	4,111
Cash and cash equivalents, January 1	37,576	52,093
Cash and cash equivalents, March 31	$49,439	$56,204

Supplemental disclosures of cash flow information:
Cash paid for Interest	1,400	1,257
Transfers to OREO from loans receivable, net	535	—

See accompanying notes to consolidated financial statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ‘‘Company’’) and its wholly owned subsidiaries, Mercantile National Bank, South Bay Bank, N.A., and National Mercantile Capital Trust I.  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the quarter ended March 31, 2003 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share for the three months ended March 31, 2003 and 2002 was 2,687,560 and 1,627,166, respectively.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended March 31, 2003 and 2002 was 4,350,008 and 4,058,940, respectively.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

	Earnings available to shareholders	Weighted Average Shares	Per Share Amount
	(in thousands)

For the three months ended March 31, 2003:
Basic earnings per share	$97	2,687,560	$0.04

Effect of dilutive securities:
Options and warrants		39,219
Convertible preferred stock		1,623,229
Diluted earnings per share	$97	4,350,008	$0.02

For the three months ended March 31, 2002:
Basic earnings per share	$96	1,627,166	$0.06

Accretion of discount of minority interest in preferred stock of subsidiary	79

Effect of dilutive securities:
Options and warrants		53,925
Convertible preferred stock		2,377,849
Diluted earnings per share	$175	4,058,940	$0.04

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand and federal funds sold.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management, in conjunction with an outside firm, performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.  Loans charged off during the first quarter 2003 were $400,000 compared to $1.4 million during the first quarter of 2002. Recoveries of loans previously charged off were $140,000 during the first quarter 2003 compared to $160,000 for the same period in 2002.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended
	March 31, 2003	March 31, 2002
	(Dollars in thousands)

Balance, beginning of period	$4,846	$6,542
Loans charged off:
Real estate construction and land development	—	31
Commercial loans:	23	—
Secured by commercial real properties	—	—
Other - secured and unsecured	379	1,342
Consumer installment and unsecured loans to individuals	—	30
Total loans charged-off	402	1,403

Recoveries of loans previously charged off:
Real estate construction and land development	—	107
Commercial loans:
Secured by commercial real properties	—	—
Other - secured and unsecured	87	48
Consumer installment and unsecured loans to individuals	53	5
Total recoveries of loans previously charged off	140	160
Net (recoveries) charge-offs	262	1,243
Provision for credit losses	110	150
Balance, end of period	$4,694	$5,449

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

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had goodwill of $2.2 million as of March 31, 2003 and December 31, 2002, and net core deposit intangibles of $2.0 million and $2.1 million, respectively, from the South Bay acquisition.  The gross carrying amount of core deposit intangibles was $2.3 million at March 31, 2003 and December 31, 2002, and accumulated amortization was $279,000 and $223,000, respectively.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2003 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other indefinite-lived intangible assets.

NOTE 6—INCOME TAXES

Income tax provisions of $107,000 and $106,000 were recorded for the three months ended March 31, 2003 and 2002, respectively.  The difference between the statutory tax rate and the effective tax rate for the three months ended March 31, 2003 is due to the amortization of the core deposit intangible not being deductible for tax purposes.

For tax purposes at March 31, 2003, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $17.9 million, which begin to expire in the year 2009; (ii) California NOLS of $559,000 which will expire in 2005; (iii) a federal alternative minimum tax “AMT” credit of $298,000; and (iv) a California AMT of $16,000.  The AMT credits carry forward indefinitely.

NOTE 7—BENEFICIAL CONVERSION RIGHTS OF SUBSIDIARY PREFERRED STOCK

The Company recorded $1.8 million additional paid in capital, with a corresponding discount to the minority interest in South Bay Series A Preferred stock, during the fourth quarter of 2001 related to the beneficial conversion rights of the preferred stock of its subsidiary, South Bay Bank, N.A.  The discount was being amortized against retained earnings over the period from the acquisition date through the earliest conversion date of the preferred stock, June 30, 2005, using the effective yield method.  For the three months ended March 31, 2002 the amount of the discount amortized against retained earnings was  $79,000. The amortization of the discount is netted against net income to determine income available to common shareholders for earnings per share in the 2002 period.  The South Bay Series A Preferred stock was fully redeemed in December 2002.

NOTE 8—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity, except those changes resulting from investments by shareholders and distributions to shareholders.  Total comprehensive income is as follows:

	March 31,
	2003	2002
Net income	$97	$175

Other comprehensive income, before tax, and unrealized losses on securities:
Unrealized loss on securities available for sale	(188)	(204)
Other comprehensive loss, before tax	(188)	(204)

Income tax expense related to items of other comprehensive income	78	85
Other comprehensive loss	(110)	(119)
Total comprehensive income	$(13)	$56

NOTE 9—STOCK-BASED EMPLOYEE COMPENSATION DISCLOSURE

In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, (“SFAS No. 148”), Accounting for Stock-Based Compensation-Transition and Disclosure.  SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual  and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the provisions of SFAS No. 148 effective in the first quarter of 2003.

The estimated per share weighted average fair value of options granted was $4.73 and $3.46 for the three months ended March 31, 2003 and 2002, respectively.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, Accounting for Stock-Based Compensation,

encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the plans.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net income for the three months ended March 31, 2003 and 2002 would have decreased by $38,000 and $23,000, respectively.  Basic and diluted earnings per share would have decreased by $0.01 for the three months ended March 31, 2003.  Basic earnings per share would have decreased by $0.02 for the three months ended March 31, 2002 and diluted earnings per share would have remained unchanged.

The fair values of options granted during the three months ended March 31, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2003— no dividend yield, expected volatility of 60%, risk-free interest rate of 3.82%, and an expected life of 10 years; 2002— no dividend yield, expected volatility of 73%, risk-free interest rate of 5.24%, and an expected life of 10 years.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

In January 2003, the Company entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At January 25, 2003, the Company was paying an interest rate of 5.93% under the terms of the swap which will reduce its interest expense for the year-to-date period ended July 25, 2003, the next reset date, by $329,000.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of the Company’s 10.25% fixed rate Trust Preferred Securities in a declining interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, an $187,000 increase in the fair value of the swap was recorded in income for the three-month period ended March 31, 2003 with an offsetting charge to

earnings to reflect a similar increase in the fair value of the Trust Preferred Securities.   No ineffectiveness was recorded to current earnings related to the interest rate swap.

This swap transaction is designated as a fair value hedge.  Accordingly, an $187,000 increase in the fair value of the swap was recorded in income for the three-month period ended March 31, 2003.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.

NOTE 11—RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

The Company recorded net income of $97,000, or $0.02 diluted earnings per share, for the first quarter of 2003, compared to net income of $175,000, or $0.04 diluted earnings per share, for the first quarter of 2002.   Net income per basic share was $0.04 and $0.06 for the first quarter of 2003 and 2002, respectively.  The decrease in net income resulted primarily from a $180,000 decrease in net interest income, a $128,000 increase in noninterest expense and a $151,000 decrease interest in the junior subordinated deferrable interest debentures.

Return on average assets during the first quarter of 2003 was 0.11% compared to 0.19% during the first quarter of 2002. Return on average equity declined to 1.26% during the first quarter of 2003 from 2.78% during the first quarter of 2002 as a result of lower earnings and a larger equity base in 2003.

NET INTEREST INCOME

The decrease in net interest income from the first quarter of 2002 to the first quarter of 2003 resulted primarily from: (i) a lower weighted average yield in interest-earning assets and a lower weighted average cost of interest-bearing liabilities, which resulted in a reduction in our net yield of interest-earning assets from 4.66% to 4.60%; and (ii) lower average amounts of interest-earning assets and interest-bearing liabilities.   The lower yields and costs were due to the Federal Reserve’s response to the slow economy.  Federal funds sold and securities available-for-sale averaged $14.5 million and $26.2 million, respectively, for the three months ended March 31, 2003 compared to $31.4 million and $35.2 million, respectively, for the first quarter in 2002.  The decrease in federal funds sold and securities available-for-sale in the 2003 period compared to 2002 was due to the decline in relatively high-costing time certificates of deposit and other borrowings as well as the higher average balance of loans receivable.

Net interest income was positively affected by a number of factors including:  (i) a shift in the composition of our interest-earning assets to include a higher percentage of loans receivable (86.9% in the first quarter of 2003 compared to 79.3% in the first quarter of 2002), which have higher yields than other interest-earning assets; and (ii) an increase in our net interest-earning assets (interest-earning assets less interest-bearing liabilities) of $13.2 million, as we continued to change the composition of our deposits from higher-cost time certificates of deposit to noninterest-bearing demand deposits.

Average loans receivable increased $13.9 million or 5.4% for the three months ended March 31, 2003 compared to the same period in 2002.  The weighted average yield on loans receivable declined 77 basis points to 6.19% for the first quarter 2003.  The lower yields on loans receivable are due to the sustained decline in interest rates over the past two years affecting the yields on adjustable rate loans tied to rate indices as well as the yields on newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.  Securities available for sale decreased $9.0 million or 25.6% in order to fund higher yielding loans, reduce higher cost funding sources and to reduce the exposure to a decline in market value in the event that market rates begin to rise.  The weighted average yield on securities available for sale was 3.87% and 5.56% for the three months ended March 31, 2003 and 2002, respectively, representing a 169 basis point decline for the 2003 period.  The decline in yield was due to purchases of securities in the declining rate environment during 2002 and to a lesser extent, adjustable rate securities in the portfolio.  Federal funds sold averaged $14.5 million and yielded 1.20% during the first quarter of 2003 compared to an average of $31.4 million yielding 1.64% for the same period in 2002.

Average total deposits decreased $7.7 million or 2.6% to $292.1 million during the first quarter of 2003 compared to $299.8 million during the first quarter of 2002.  Federal funds purchased and securities sold under agreements to repurchase averaged $1.1 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively.  Average total other borrowings decreased $7.4 million or 49.5% to $7.5 million during the quarter ended March 31, 2003 compared to $14.9 million during the quarter ended March 31, 2002 reflecting a planned reduction in these relatively high cost funds provided for by a reduction in securities available for sale.

The weighted average cost of interest bearing liabilities declined 54 basis points to 1.85% during the first quarter of 2003 from 2.39% the during the first quarter of 2002.  This change was a result of a decrease in the weighted average cost of interest bearing deposits to 1.72% during the first quarter of 2003 compared to 2.23% during the first quarter of 2002.  The decline in the weighted average cost of deposits was due to a lower volume of higher-costing time certificates of deposit as well as lower rates on deposits.  The change in the composition of deposits reflects management’s emphasis on business banking at South Bay, which resulted in lower cost transaction deposit accounts.

The weighted average cost of other borrowings was 4.81 % during the first quarter of 2003 compared to 4.09% during the first quarter of 2002.  The increase was due to the maturity of lower costing borrowings

Average noninterest-bearing demand deposits increased $8.2 million or 8.4% during the first quarter 2003 to $105.7 million from $97.5 million due to management’s emphasis on growth in business banking.

The following table presents the components of net interest income for the quarters ended March 31, 2003 and 2002.

Average Balance Sheet and
Analysis of Net Interest Income

	Three months ended
	March 31, 2003			March 31, 2002
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$14,511	43	1.20%	$31,412	$127	1.64%
Securities available-for-sale	26,192	250	3.87%	35,219	483	5.56%
Loans receivable (1) (2)	269,644	4,117	6.19%	255,711	4,391	6.96%
Total interest earning assets	310,347	4,410	5.76%	322,342	5,001	6.29%

Noninterest earning assets:
Cash and due from banks - demand	20,823			21,225
Other assets	20,157			24,263
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,626)			(6,395)
Total assets	$346,701			$361,435

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$27,651	61	0.89%	$27,557	$72	1.06%
Money market and savings	88,976	301	1.37%	78,564	328	1.69%
Time certificates of deposit:
$ 100,000 or more	28,845	147	2.07%	51,832	307	2.40%
Under $100,000	40,958	282	2.79%	44,352	405	3.70%
Total time certificates of deposit	69,803	429	2.49%	96,184	712	3.00%
Total interest-bearing deposits	186,430	791	1.72%	202,305	1,112	2.23%
Other borrowings	7,500	89	4.81%	14,856	150	4.09%
Federal funds purchased and securities sold under agreements to repurchase	1,134	8	2.86%	3,146	37	4.77%
Total interest-bearing liabilities	195,064	888	1.85%	220,307	1,299	2.39%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	105,683			97,528
Other liabilities	225			3,219
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,532			14,516
Minority interest of the preferred stock of subsidiary	—			716
Shareholders’ equity	31,197			25,149
Total liabilities and shareholders’ equity	$346,701			$361,435

Net interest income (spread)		$3,522	3.92%		$3,702	3.90%

Net yield on earning assets (2)			4.60%			4.66%

(1)               The average balance of nonperforming loans has been included in loans receivable.

(2)               Yields and amounts earned on loans receivable include loan fees of $190,000 and $141,000 for the three months ended March 31, 2003 and 2002, respectively.

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

	Three months ended March 31, 2003 vs 2002
	Increase (decrease) due to:		Net Increase (Decrease)

	Volume	Rate

Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(68)	$(16)	$(84)
Securities available-for-sale	(124)	(109)	(233)
Loans receivable (2)	239	(513)	(274)
Total interest-earning assets	47	(638)	(591)

Interest Expense:
Interest-bearing deposits:
Demand	$0	$(11)	$(11)
Money market and savings	43	(71)	(27)
Time certificates of deposit:
$ 100,000 or more	(136)	(24)	(160)
Under $100,000	(31)	(92)	(123)
Total time certificates of deposit	(167)	(116)	(283)
Total interest-bearing deposits	(124)	(198)	(321)
Other borrowings	(74)	13	(61)
Federal funds purchased and securities sold under agreements to repurchase	(24)	(5)	(29)
Total interest-bearing liabilities	(221)	(190)	(411)

Net interest income	$269	$(449)	$(180)

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

PROVISION FOR CREDIT LOSSES

Provision for credit losses for the quarter ended March 31, 2003 was $110,000, compared to $150,000 for the quarter ended March 31, 2002.  Loan charge-offs during the first quarter of 2003 were $400,000 compared to $1.4 million during the first quarter of 2002.  Loan charge-offs in the first quarter of 2002 were primarily related to the South Bay loans acquired in December 2001.  Recoveries were $140,000 during the first quarter of 2003, compared to $160,000 during the first quarter of 2002.

OTHER OPERATING INCOME

Other operating income increased to $435,000 during the first quarter of 2003 from $395,000 during the first quarter of 2002 largely due to net gains on sales of securities of $100,000 for the 2003 period compared to no gains for the 2002 period.  The operating income increase was partially offset by a decline in deposit-related fees earned on the deposit accounts of $63,000 in the first quarter of 2003 compared to the first quarter of 2002.

Net gains on sales of investment securities are generated primarily in declining interest rate environments.   Accordingly, gains or losses from sales of investment securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results, which may be obtained in future periods.

OTHER OPERATING EXPENSES

Other operating expense increased by $128,000  to $3.4 million during the first quarter of 2003 compared to $3.3 million during first quarter of 2002.  This increase was reflected as follows; (i) salaries and related benefits increased $188,000, or 11.5%; (ii) net occupancy expense decreased $44,000 or 11.8%; (iii) printing and communications expense decreased $43,000  or 25.0%; (iv) insurance and regulator assessments expense increased $20,000, or 22.0%; (v) legal expenses decreased $31,000 , or 17.8% ;  (vi) other professional services increased $151,000, or 204.1%; (vii) other expenses decreased $152,000 or 63.6% and (viii) amortization of core deposits increased $56,000.

The increase in salary and related expense in the 2003 period is due to greater temporary help expense and an increase in incentive bonus accrual.  The temporary help expense is expected to decrease in later quarters, however, it will be largely offset by salary expense.  Occupancy expenses decreased in the three months ended March 31, 2003 due to a rent escallation accrual adjustment decreasing rent expense at Mercantile.  The decline in legal expense for the 2003 period reflects lower expenses for credit collection. Other professional expense increased for the three months ended March 31, 2003 to $225,000 from $74,000 during the first quarter of 2002.  This increase is due to increased audit expense and a nonrecurring expense related to the sale of nonperforming assets at South Bay.

MINORITY INTEREST IN THE COMPANY’S INCOME

The minority interest of the guaranteed beneficial interest in the Company’s junior subordinated deferrable interest debentures (“Trust Preferred Securities”) in the Company’s income was $233,000 and $384,000 for the three months ended March 31, 2003 and 2002, respectively, representing the interest expense of the Trust Preferred Securities that are classified as mezzanine equity for accounting purposes.

The decline in interest expense of the Trust Preferred Securities is due to an interest rate swap agreement that the Company entered into in January 2003 in which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating interest rate based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The weighted average cost of the Trust Preferred Securities was 6.18% and 10.25% for the three months ended March 31, 2003 and 2002, respectively. At January 25, 2003, the Company was paying an interest rate of 5.93% under the terms of the swap until the next reset date, July 25, 2003.

This swap transaction is designated as a fair value hedge.  Accordingly, an $187,000 increase in the fair value of the swap was recorded in income for the three-month period ended March 31, 2003.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, an offsetting charge to earnings was recorded for the three months ended March 31, 2003 to reflect the increase in the fair value of the Trust Preferred Securities.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of available-for-sale securities:

Estimated Fair Values of and Unrealized

Gains and Losses on Investment Securities

	March 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

U.S. Treasury securities	$1,247	$—	$—	$1,247
GNMA-issued/guaranteed mortgage pass through certificates	770	22	—	792
FHLMC/FNMA-issued mortgage pass through certificates	9,580	360	—	9,940
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,522	—	13	2,509
Privately issued corporate bonds, CMO and REMIC securities	3,715	11	222	3,504
	$17,834	$393	$235	$17,992

FRB and other equity stocks	$2,018	—	—	$2,018

	December 31, 2002
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

U.S. Treasury securities	$998	$—	$1	$997
GNMA-issued/guaranteed mortgage pass through certificates	2,409	73	—	2,482
FHLMC/FNMA-issued mortgage pass through certificates	12,370	506	—	12,876
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	4,544	44	—	4,588
Privately issued corporate bonds, CMO and REMIC securities	5,503	12	288	5,227
	$25,824	$635	$289	$26,170

FRB and other equity stocks	$2,018	—	—	$2,018

The total amortized cost of investment securities decreased $8.0 million to $17.8 million at March 31, 2003 from $25.8 million at December 31, 2002 due to maturities, repayments or paydowns on principal amortizing securities during the first quarter of 2003 and the sale of $2.6 million of securities during this same period.  The Company had a net unrealized gain of $158,000 at March 31, 2003 on its investment securities portfolio compared to a net unrealized gain of $346,000 at December 31, 2002.

As of March 31, 2003 the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.

Gross realized gains on sale of securities available-for sale were $100,000 for the three months ended March 31, 2003 and $0 for the three months ended March 31, 2002.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	March 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$12,067	5%	$10,797	4%
Secured by multifamily residential properties	5,815	2%	12,596	5%
Secured by commercial real properties	129,408	48%	119,872	44%
Other - secured and unsecured	88,382	33%	86,015	32%
Real estate construction and land development	29,451	11%	37,934	14%
Consumer installment, home equity
and unsecured loans to individuals	3,171	1%	5,566	1%
Total loans outstanding	268,294	100%	272,780	100%

Deferred net loan origination fees and purchased loan discount	(548)		(457)
Loans receivable, net	$267,746		$272,323

Total loans outstanding decreased by $4.5 million to $268.3 million at March 31, 2003 compared to $272.8 million at December 31, 2002 as loan payoffs exceeded loan originations.  During the quarter, the company continued to emphasize origination of commercial loans secured by commercial real properties and to de-emphasize origination of real estate construction and land development loans and commercial loans secured by multi-family properties. The Company experienced a higher volume of loan originations in its commercial real estate loans and other commercial loans during the first quarter of 2003 from the levels outstanding at December 31, 2002.  These increases were more than offset by decreases in real estate construction and land development loans and loans secured by multifamily residential properties.  This shift in loans toward commercial real estate and commercial secured and unsecured was intended to have less concentration in the real estate construction and multifamily residential properties.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	March 31, 2003	December 31 2002
	(Dollars in thousands)

Nonaccrual loans	$4,308	$5,787
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	209
Nonperforming loans	4,308	5,996
Other real estate owned	1,535	1,000
Other nonperforming assets	—	—
Total nonperforming assets	$5,843	$6,996

Allowance for credit losses as a percent of nonaccrual loans	109.0%	83.7%
Allowance for credit losses as a percent of nonperforming loans	109.0%	80.8%
Total nonperforming assets as a percent of loans receivable	2.2%	2.6%
Total nonperforming assets as a percent of total shareholders’ equity	18.7%	22.4%

Nonaccrual loans decreased $1.5 million at March 31, 2003 to $4.3 million from $5.8 million at December 31, 2002 due primarily to collection of nonaccrual loans and the foreclosure of real estate in satisfaction of a $535,000 nonaccrual loan. There were no loans past due 90 days or more and still accruing interest at March 31, 2003 compared to $209,000 at December 31, 2002.  As a result, the amount of nonperforming assets at March 31, 2003 decreased 16.5% from the level at December 31, 2002.

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

Loans charged off during the first quarter of 2003 were $400,000 compared to $1.4 million during the first quarter of 2002.  Recoveries of loans previously charged off were $140,000 during the first quarter of 2003 compared to $160,000 for the same period in 2002.  The Analysis of Changes in Allowance for Credit Losses is detailed in Note 4, and the table on page 8.

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

TOTAL DEPOSITS

Total deposits were $302.6 million and $298.7 million at March 31, 2003 and December 31, 2002, respectively.  Noninterest-bearing demand deposits and money market deposits were $114.2 million and $47.1 million, respectively, at March 31, 2003 compared to $107.6 million and $43.1 million, respectively, at December 31, 2002. The increase in these accounts is attributable to an emphasis on growing business banking, particularly at South Bay, which generates transaction deposit accounts and an increase in deposits from the Company’s escrow customers.  Interest-bearing demand deposits, which are largely limited to individuals, decreased to $27.1 million at March 31, 2003 from $30.5 million at December 31, 2002.  Savings deposits increased to $46.3 million at March 31, 2003 compared to $42.2 million at December 31, 2002 reflecting the higher yields being paid on this deposit type.  Time certificates of deposit (“TCDs”) decreased significantly to $67.9 million at March 31, 2003 from $75.4 million at December 31, 2002.  This decrease is due to an emphasis on growing lower cost deposit accounts. Additionally, TCDs $100,000 and over decreased due to the termination of a $15.0 million public funds deposit partially offset by $5.0 million of brokered TCDs in the first quarter of 2003.

FEDERAL FUNDS SOLD AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds sold and securities sold under agreements to repurchase at March 31, 2003 were $792,000 compared to $1.5 million at year-end 2002.   The decline is due to the planned runoff of the higher costing liabilities at South Bay.

OTHER BORROWINGS

Other borrowings were $7.5 million at March 31, 2003 and December 31, 2002 representing advances from the Federal Home Loan Bank.

SHAREHOLDERS’ EQUITY

Shareholders’ equity was $31.2 million at March 31, 2003 and December 31, 2002.  The net income for the three months ended March 31, 2003 was offset by declines in market value of securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At March 31, 2003 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Banks as of March 31, 2003 and December 31, 2002.

Regulatory Capital Information
of the National Mercantile and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards

			March 31, 2003	December 31, 2002

National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	9.07%	8.60%
Tier 1 risk-based capital	4.00%	N/A	10.60%	10.57%
Total risk-based capital	8.00%	N/A	13.30%	13.31%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	8.48%	7.20%
Tier 1 risk-based capital	4.00%	6.00%	10.91%	9.89%
Total risk-based capital	8.00%	10.00%	12.17%	11.15%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.07%	9.38%
Tier 1 risk-based capital	4.00%	6.00%	10.03%	10.90%
Total risk-based capital	8.00%	10.00%	11.28%	12.15%

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

Cash and due from banks was $18.0 million on March 31, 2003 compared to $18.9 million on December 31, 2002.  Federal funds sold were $31.4 million and $18.7 million for March 31, 2003 and December 31, 2002, respectively.  Mercantile National Bank had $5.0 million and South Bay Bank had $12.0 million in Federal funds lines with correspondent banks as of March 31, 2003.

The payment of dividends by National Mercantile is limited by the terms of the Trust Preferred Securities indenture.  National Mercantile may not declare or pay any dividends or other distributions on its common stock or preferred stock if it is in default under the terms of the indenture or if it has elected to defer payments of interest on the Trust Preferred Securities.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $63.2 million at March 31, 2003, a change from an asset sensitive position of $41.2 million at December 31, 2002.  This change resulted primarily from an increase in assets repricing in less than three months, consisting of federal funds sold, securities available for sale and loans receivable and a decrease in time certificates of deposit maturing within one year. This change was partially offset by an increase in interest-bearing demand, money market and savings deposit accounts.

The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company’s large base of interest bearing demand, savings and money market deposit accounts historically have not changed proportionately with changes in interest rates.  However, since the Company is in an asset sensitive position, in a period of rapidly declining rates, such as the environment that was experienced during 2001 and 2002, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest bearing deposits historically have not changed in similar magnitude to changes in market interest rates.  Additionally, in relatively low and declining interest rate environments, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.

Table 6

Rate-Sensitive Assets and Liabilities

	March 31, 2003
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total

	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$31,400	$—	$—	$—	$31,400
Securities available-for-sale, at amortized cost	4,962	1,000	4,078	7,794	17,834
Due from banks - time	—	325	—	—	325
FRB and other stock, at cost	—	—	—	2,018	2,018
Loans receivable (1)	198,454	10,633	38,737	15,614	263,438
Total rate-sensitive assets	234,816	11,958	42,815	25,426	315,015

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	120,532	—	—	—	120,532
Time certificates of deposit	25,833	36,378	5,362	310	67,883
Other borrowings	—	792	7,500	—	8,292
Total rate-sensitive liabilities	146,365	37,170	12,862	310	196,707
Interest rate-sensitivity gap	88,451	(25,212)	29,953	25,116	118,308
Cumulative interest rate-sensitivity gap	$88,451	$63,239	$93,192	$118,308
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	160%	134%	147%	160%

(1)               Loans receivable excludes nonaccrual loans.

(2)               Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

Rate-Sensitive Assets and Liabilities

	December 31, 2002
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total

	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$18,700	$—	$—	$—	$18,700
Securities available-for-sale, at amortized cost	—	998	1,857	22,969	25,824
Due from banks - time	—	325	—	—	325
FRB and other stock, at cost	—	—	—	2,018	2,018
Loans receivable (1)	196,286	10,907	40,375	19,425	266,993
Total rate-sensitive assets	214,986	12,230	42,232	44,412	313,860

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	115,781	—	—	—	115,781
Time certificates of deposit	36,882	31,865	6,617	—	75,364
Other borrowings	—	1,476	7,500	—	8,976
Total rate-sensitive liabilities	152,663	33,341	14,117	—	200,121
Interest rate-sensitivity gap	62,323	(21,111)	28,115	44,412	113,739
Cumulative interest rate-sensitivity gap	$62,323	$41,212	$69,327	$113,739
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	141%	122%	135%	157%

(1)               Loans receivable excludes nonaccrual loans.

(2)               Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

In October 2002,  Mercantile executed an informal non-binding memorandum of understanding (“MOU”),  with the OCC relating to its interest rate risk management.  The MOU provides for Mercantile to take certain actions that the OCC believes would strengthen Mercantile’s interest rate risk management process, including the review of its interest rate risk limits and interest rate risk modeling assumptions and the retention of an independent consultant to conduct a review of Mercantile’s interest rate risk measurement processes by February 28, 2003.  Mercantile has taken substantive actions provided in the MOU and intends to continually evaluate and enhance its interest rate risk management processes as appropriate.

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

Our financial condition depends significantly on the quality of our assets.  While we have developed and implemented underwriting policies and procedures to guide us in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans.  If the level of our non-performing assets rises, our results of operations and financial condition will be affected.  A borrower’s ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower’s revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower’s products and/or services

.

Our allowances for credit losses may be inadequate.

We establish allowances for credit losses against each segment of our loan portfolio.  At March 31, 2003, our allowance for credit losses equaled 1.8% of loans receivable and 109.0% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of March 31, 2003, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

Economic conditions may worsen.

Our business is strongly influenced by economic conditions in our market area (principally, the Greater Los Angeles metropolitan area) as well as regional and national economic conditions and in our niche markets, including the entertainment industry in Southern California.  During the past several years economic conditions in these areas have been generally unfavorable.  Should the economic condition in these areas continue to be unfavorable, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans.  In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

Because a significant amount of the loans we make are to borrowers in California, our operations could suffer as a result of local recession or natural disasters in California.

At March 31, 2003, approximately 65% of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

Our business is heavily regulated.

Both National Mercantile as a bank holding company, and Mercantile and South Bay, as national banks, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors.  Statutes and regulations affecting us may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change.  We cannot assure you that future changes in applicable statutes and regulations or in their interpretation will not adversely affect our business.

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

We recorded goodwill of $2.2 million in connection with the South Bay acquisition in December 2001.  During the fourth quarter of 2002, we completed the required impairment tests of goodwill.  The tests determined that our goodwill was not considered impaired.  No assurance can be given that our goodwill will not become impaired in the future.

We determine annually whether our deferred tax asset will be realized and must establish a valuation allowance if necessary to reduce it to its realizable value.

In conjunction with the acquisition of South Bay, we reversed our valuation allowance of $6.9 million on the deferred tax asset with the related benefit reducing goodwill.  On a periodic basis, at least annually, we perform an analysis to determine if it is more likely than not that some or all of the gross deferred tax asset will not be realized.  Factors used in the analysis that are reflective of the future realization of a deferred tax asset are:

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

During the quarter ended March 31, 2003, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II—OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

None.

Item 2.          CHANGES IN SECURITIES

None.

Item 3.          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.          OTHER INFORMATION

None.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits.

99.1                           Certification of Scott A. Montgomery

99.2                           Certification of David R. Brown

(b)      Reports on Form 8-K.

On January 9, 2003, the Company filed a report on Form 8-K reporting under Item 5 and Item 7 the Company’s press release regarding an equity placement and interest rate swap.

On March 26, 2003, the Company filed a report on Form 8-K reporting under Item 5 and Item 7 the Company’s press release regarding fourth quarter 2002 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	May 15, 2003	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	May 15, 2003	/s/ DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting Officer

Certification

I, Scott A. Montgomery, certify that:

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

Date:	May 15, 2003	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

Certification

I, David R. Brown, certify that:

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

Date:	May 15, 2003	/s/ DAVID R. BROWN
David R. Brown
Chief Financial Officer