Form 10QSB
period 2003-06-30
NATIONAL MERCANTILE BANCORP
filed 2003-08-14
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 Commission File Number: 0-15982

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, no par value, as of August 14, 2003 was 2,700,929.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$18,625	$18,876
Federal funds sold and securities purchased under agreements to resell	39,900	18,700
Cash and cash equivalents	58,525	37,576
Securities available-for-sale, at fair value; aggregate amortized cost of $21,548 and $25,824 at June 30, 2003 and December 31, 2002, respectively	21,674	26,170
Due from banks-time	325	325
FRB and other stock, at cost	1,866	2,018
Loans receivable	266,150	272,323
Allowance for credit losses	(3,452)	(4,846)
Net loans receivable	262,698	267,477

Premises and equipment, net	5,639	5,836
Other real estate owned	1,000	1,000
Deferred tax asset	8,087	7,984
Goodwill	2,174	2,174
Core deposit intangibles, net	1,965	2,077
Accrued interest receivable and other assets	2,350	2,748
Total assets	$366,303	$355,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$123,569	$107,580
Interest-bearing demand	27,644	30,465
Money market	51,272	43,134
Savings	46,783	42,182
Time certificates of deposit:
$100,000 or more	30,147	43,006
Under $100,000	32,536	32,358
Total deposits	311,951	298,725

Federal funds purchased and securities sold under agreements to repurchase	395	1,476
Other borrowings	7,500	7,500
Accrued interest payable and other liabilities	1,206	1,950
Total liabilities	321,052	309,651

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,538	14,530

Shareholders’ equity:
Preferred stock, no par value – authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 732,785 shares and 734,985 shares at June 30, 2003 and December 31 2002, respectively	5,985	6,003
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,696,729 and 2,679,544 shares at June 30, 2003 and December 31, 2002, respectively	38,131	38,054
Accumulated deficit	(14,476)	(14,055)
Accumulated other comprehensive income	73	202
Total shareholders’ equity	30,713	31,204
Total liabilities and shareholders’ equity	$366,303	$355,385

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$4,090	$4,361	$8,207	$8,752
Securities available-for-sale	159	447	409	930
Federal funds sold and securities purchased under agreements to resell	133	129	176	256
Total interest income	4,382	4,937	8,792	9,938
Interest expense:
Interest-bearing demand	28	85	89	157
Money market and savings	254	371	555	699
Time certificates of deposit:
$ 100,000 or more	119	194	266	501
Under $100,000	237	355	519	760
Total interest expense on deposits	638	1,005	1,429	2,117
Federal funds purchased and securities sold under agreements to repurchase	3	58	11	95
Other borrowings	89	146	178	296
Total interest expense	730	1,209	1,618	2,508
Net interest income before provision for credit losses	3,652	3,728	7,174	7,430
Provision for credit losses	1,145	150	1,255	300
Net interest income after provision for credit losses	2,507	3,578	5,919	7,130
Other operating income:
Net gain on sale of securities available-for-sale	—	—	100	—
International services	7	14	15	19
Investment division	22	20	44	42
Deposit-related and other customer services	316	252	621	621
Gain (loss) on sale of OREO/fixed assets	(61)	—	(61)	—
Total other operating income	284	286	719	682
Other operating expenses:
Salaries and related benefits	1,843	1,766	3,670	3,405
Net occupancy	344	349	673	722
Furniture and equipment	125	113	234	214
Printing and communications	133	139	262	311
Insurance and regulatory assessments	84	87	195	178
Client services	142	255	320	446
Computer data processing	249	284	465	512
Legal services	117	206	260	380
Other professional services	182	243	407	317
Amortization of core deposit intangible	56	—	112	—
Promotion and other expenses	135	(43)	222	197
Total other operating expenses	3,410	3,399	6,820	6,682
Income before income tax provision and minority interest	(619)	465	(182)	1,130

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	223	389	456	773
Series A Preferred Stock of South Bay Bank, N.A.	—	106	—	106

Income (loss) before income tax (benefit) provision	(842)	(30)	(638)	251

Income tax (benefit) provision	(323)	32	(216)	138
Net income (loss)	$(519)	$(62)	$(422)	$113
Income (loss) available to common shareholders (net income (loss) less accretion of discount of minority interest in subsidiary preferred stock of $72,000 and $151,000 for the three months and six months ended June 30, 2002)	$(519)	(134)	$(422)	(38)
Loss per share:
Basic	$(0.19)	$(0.08)	$(0.16)	$(0.02)
Diluted	$(0.19)	$(0.08)	$(0.16)	$(0.02)

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(422)	$113
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	246	183
Provision for credit losses	1,255	300
Gain on sale of securities available for sale	(100)	—
Loss on sales of OREO	61	—
Net amortization of premium on securities available-for-sale	113	87
Net amortization of core deposit intangible	112	—
Net amortization of premium (discount) on loans purchased	143	186
Decrease in accrued interest receivable and other assets	387	798
Decrease in accrued interest payable and other liabilities	(744)	(876)
Net cash provided by operating activities	1,051	791
Cash flows from investing activities:
Purchase of securities available-for-sale	(14,536)	(2,539)
Proceeds from sales of securities available-for-sale	2,757	—
Proceeds from repayments and maturities of securities available-for-sale	16,042	14,668
Proceeds from sales of OREO	474	—
Loan originations and principal collections, net	2,846	4,116
Redemption of Federal Reserve stock and other stocks	152	329
Purchases of premises and equipment	(41)	(170)
Net cash provided by investing activities	7,694	16,404
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	25,907	8,924
Net decrease in time certificates of deposit	(12,681)	(19,002)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(1,081)	(1,123)
Net decrease in other borrowings	—	(2,000)
Net proceeds from exercise of stock options	59	27
Net cash provided by (used in) financing activities	12,204	(13,174)
Net increase in cash and cash equivalents	20,949	4,021
Cash and cash equivalents, January 1	37,576	52,093
Cash and cash equivalents, June 30	$58,525	$56,114

Supplemental disclosures of cash flow information:
Cash paid for Interest	$2,207	$2,454
Transfers to OREO from loans receivable, net	$535	$—

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ‘‘Company’’) and its wholly owned subsidiaries, Mercantile National Bank, South Bay Bank, N.A., and National Mercantile Capital Trust I.  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

         The estimated per share weighted average fair value of options granted was $4.81 and $4.17 for the three months ended June 30, 2003 and 2002, respectively.  The estimated per share weighted average fair value of options granted was $4.73 and $3.79 for the six months ended June 30, 2003 and 2002, respectively.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the plans.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net income for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 would have decreased by $28,000 and $23,000, and $66,000 and $46,000 respectively.  Basic and diluted loss per share would have increased by $0.01 for the three months ended June 30, 2003 and by $0.02 for the six months ended June 30, 2003.  Basic loss per share would have increased by $0.02 for the three months ended June 30, 2002 and by $0.03 for the six months ended June 30, 2002 and diluted loss per share would have remained unchanged.

         The fair values of options granted during the three months ended June 30, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2003— no dividend yield, expected volatility of 59%, risk-free interest rate of 3.50%, and an expected life of 10 years; 2002— no dividend yield, expected volatility of 64%, risk-free interest rate of 4.81%, and an expected life of 10 years.

NOTE 2—EARNINGS PER SHARE

         Basic earnings or loss per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic and diluted loss per share for the three months ended June 30, 2003 and 2002 was 2,695,366 and 1,631,451, respectively and 2,691,485 and 1,629,320, respectively, for the six months ended June 30, 2003 and 2002.  Common share equivalents have not been included in the loss per share computation as they are anti-dilutive.

         The following table is a reconciliation of income and shares used in the computation of basic and diluted loss per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)
For the three months ended June 30, 2003:
Basic and diluted loss per share	$(519)	2,695,366	$(0.19)

For the three months ended June 30, 2002:
Basic and diluted loss per share	$(134)	1,631,451	$(0.08)

For the six months ended June 30, 2003:
Basic and diluted loss per share	$(422)	2,691,485	$(0.16)

For the six months ended June 30, 2002:
Basic and diluted loss per share	$(38)	1,629,320	$(0.02)

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand and federal funds sold.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.  Loans charged off during the three months ended June 30, 2003 were $2.4 million compared to $401,000 during the three months ended June 30, 2002. Recoveries of loans previously charged off were $54,000 during the three months ended June 30, 2003 compared to $176,000 for the same period in 2002. Loans charged off during the six months ended June 30, 2003 were $2.8 million compared to $1.8 million during the six months ended June 30, 2002. Recoveries of loans previously charged off were $194,000 during the six months ended June 30, 2003 compared to $336,000 for the same period in 2002.

The following sets forth information concerning the Company's allowance for credit losses for the periods indicated.

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Dollars in thousands)		(Dollars in thousands)
Balance, beginning of period	$4,694	$5,449	$4,846	$6,542
Loans charged off:
Real estate construction and land development	—	—	—	31
Commercial loans:
Secured by one to four family residential properties	15	—	38	—
Secured by commercial real properties	75	—	75	—
Other – secured and unsecured	2,318	400	2,697	1,742
Consumer installment and unsecured loans to individuals	33	1	33	31

Total loans charged-off	2,441	401	2,843	1,804

Recoveries of loans previously charged off:
Real estate construction and land development	—	84	—	191
Commercial loans:
Secured by commercial real properties	—	—	—	—
Other – secured and unsecured	47	47	133	95
Consumer installment and unsecured loans to individuals	7	45	61	50
Total recoveries of loans previously charged off	54	176	194	336
Net charge-offs	2,387	225	2,649	1,468
Provision for credit losses	1,145	150	1,255	300
Balance, end of period	$3,452	$5,374	$3,452	$5,374

         Credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

         As of June 30, 2003 and December 31, 2002, the Company had goodwill of $2.2 million, and net core deposit intangibles of $2.0 million and $2.1 million, respectively, from the South Bay Bank acquisition.  The gross carrying amount of core deposit intangibles was $2.3 million at June 30, 2003 and December 31, 2002, and accumulated amortization was $339,000 and $223,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2003 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other indefinite-lived intangible assets.

NOTE 6—INCOME TAXES

Income tax benefit of $323,000 and provision of $32,000 were recorded for the three months ended June 30, 2003 and 2002, respectively.  Income tax benefit of $216,000 and provision of $138,000 were recorded for the six months ended June 30, 2003 and 2002, respectively. The difference between the statutory tax rate and the effective tax rate for the three and six months ended June 30, 2003 is due to the amortization of the core deposit intangible not being deductible for tax purposes.

At June 30, 2003, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $17.9 million, which begin to expire in the year 2009; (ii) California NOLS of $559,000 which will expire in 2005; (iii) a federal alternative minimum tax “AMT” credit of $298,000; and (iv) a California AMT of $16,000.  The AMT credits carry forward indefinitely.

NOTE 7—BENEFICIAL CONVERSION RIGHTS OF SUBSIDIARY PREFERRED STOCK

In connection with its acquisition of South Bay Bank in December 2001, the Company recorded $1.8 million additional paid in capital, with a corresponding discount to the minority interest in the South Bay Series A Preferred stock, which remained outstanding following the acquisition, related to the beneficial conversion rights of such preferred stock.  The discount was being amortized against retained earnings over the period from the acquisition date through the earliest possible conversion date of the preferred stock, June 30, 2005, using the effective yield method.  For the three months and six months ended June 30, 2002 the amount of the discount amortized against retained earnings was  $72,000 and $151,000, respectively. The amortization of the discount was netted against net income to determine income available to common shareholders for earnings per share in the 2002 period.  The South Bay Series A Preferred stock was fully redeemed in December 2002.

NOTE 8—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity, except those changes resulting from investments by shareholders and distributions to shareholders.  Total comprehensive income is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(519)	$(62)	$(422)	$113

Other comprehensive income, before tax, and
unrealized losses on securities:
Unrealized gain (loss) on securities available for sale	(32)	496	(220)	292
Other comprehensive income (loss), before tax	(32)	496	(220)	292

Income tax benefit (expense) related to items of other
comprehensive income	13	(203)	91	(120)
Other comprehensive loss	(19)	293	(129)	172
Total comprehensive income	$(538)	$231	$(551)	$285

NOTE 9—JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

         In 2001, the Company, through National Mercantile Capital Trust I (the “Trust”), issued 15,000 of 10.25% fixed rate securities (the “Trust Preferred Securities”), with a liquidation amount of $1,000 per Trust Preferred Security and an aggregate liquidation amount of $15.0 million due July 25, 2031.  The Trust Preferred Securities represent undivided beneficial interests in the assets of the Trust and are unconditionally guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a guarantee agreement.

         The primary assets of the Trust are $15.5 million aggregate principal amount of the Company’s 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 that pay interest each January 25 and July 25.  The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity.

         The costs associated with the Trust Preferred Securities issuance have been netted against the proceeds and are being accreted using a method that approximates the interest method over a period of thirty years.  The recorded balance of Trust Preferred Securities was $14.5 million at June 30, 2003 and December 31, 2002.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

         In January 2003, the Company entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At July 25, 2003, the Company was paying an interest rate of 5.70% under the terms of the swap which will reduce its interest expense $642,000 for the twelve months ended December 31, 2003.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

         The interest rate swap reduces the adverse impact of the Company’s 10.25% fixed rate Trust Preferred Securities in a declining interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, an $269,000 increase in the fair value of the swap was recorded in income for the three-month period ended June 30, 2003 and an $456,000 increase in the fair value of the swap was recorded in income for the six-month period ended June 30, 2003 with an offsetting charge to earnings to reflect a similar increase in the fair value of the Trust Preferred Securities.   No ineffectiveness was recorded to current earnings related to the interest rate swap.

NOTE 11—PREFERRED STOCK

                In the first quarter of 2003, 2,200 shares of Series A non-cumulative convertible perpetual preferred stock were converted to 4,400 shares of common stock as reflected in the Shareholders’ equity section of the Consolidated balance sheets.

NOTE 12—RECLASSIFICATIONS

Certain prior year data have been reclassified to conform to current year presentation.

NOTE 13—ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, also known as FIN No. 46.  FIN No. 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.   The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003.

In order to comply with FIN No. 46 the Company will be required to restate consolidated balance sheets and consolidated statements of operations, to show the junior subordinated debentures as other liabilities and other interest expense, respectively, but it will not have a material effect on the company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, also known as SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires than an issuer classify a financial instrument that is within  its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  The Adoption of SFAS No. 150 will not have a material effect on our earnings or financial position.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) is the holding company for two subsidiary banks, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”) (and collectively, “the Banks”).  National Mercantile’s principal assets are the capital stock of Mercantile and South Bay.  National Mercantile Capital Trust I (the “Trust”) is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities and also is a consolidated subsidiary of the Company.

RESULTS OF OPERATIONS

The Company recorded a net loss of $519,000, or $0.19 basic and diluted loss per share, for the three months ended June 30, 2003 compared to a net loss of $62,000, or $0.08 basic and diluted loss per share, for the same period of 2002.   The increase in net loss for the 2003 period was primarily due to a $1.0 million increase in provision for credit losses partially offset by a $106,000 decrease in the minority interest in the Company’s income of the preferred stock of South Bay and a decline in the provision for income taxes of $355,000.

Net loss for the six months ended June 30, 2003 was $422,000, or $0.16 basic and diluted loss per share, compared to a net income of $113,000 for the same period of 2002.  On a per share basis, the results for the six months ended June 30, 2002 was $0.02 basic and diluted loss per share, due to a $151,000 charge against income available to shareholders relating to the amortization of the discount on the preferred stock of South Bay.  The increase in net loss was primarily due to a $1.0 million increase in the provision for credit losses and a $138,000 increase in operating expenses partially offset by a $106,000 decrease in the minority interest in the Company’s income of the preferred stock of South Bay and a decline in the provision for income taxes of $354,000.

Return on average assets during the second quarter and first half of 2003 was a minus 0.56% and 0.24%, respectively, compared to minus 0.07% and a positive 0.06% during the second quarter and first half of 2002, respectively. Return on average equity during the second quarter and first half of 2003 was a minus 6.58% and 2.70%, respectively, compared to a minus 0.97% and a positive 0.89% during the second quarter and first half of 2002, respectively.

NET INTEREST INCOME

         Net interest income before the provision for credit losses for the three months ended June 30, 2003 and 2002 was $3.7 million.  While net interest income before the provision for credit losses was nearly unchanged for the periods, total interest income decreased $555,000 in the 2003 period, despite $9.3 million greater average interest earning assets, due to a lower weighted average yield on interest-earning assets.  The weighted average yield on earning assets was 5.34% for the quarter ended June 30, 2003 compared to 6.19% for the same period in 2002 representing an 85 basis point decline.  The decline in interest income was fully offset by (i) a $367,000 decrease in interest expense on deposits due to $4.8 million lower average balance and a 71 basis point lower weighted average cost of interest-bearing deposits and (ii) a $55,000 decrease in interest expense on federal funds purchased and securities sold under agreements to repurchase and (iii) a $57,000 decrease in interest expense on other borrowings.  The weighted average cost of interest bearing liabilities was 1.47% for the quarter ended June

30, 2003 compared to 2.26% for the same period in 2002 representing a 79 basis point decline.  The lower yields and costs were due to the Federal Reserve’s reduction in target federal funds rate during the past several years in response to the slow economy and the related impact upon market rates of interest.

         Federal funds sold and securities available-for-sale averaged $41.4 million and $21.1 million, respectively, for the three months ended June 30, 2003 compared to $29.9 million and $31.3 million, respectively, for the second quarter in 2002.  The decrease in average securities available-for-sale and a $22.6 million increase in average noninterest bearing deposits funded the increase in average federal funds sold and an $8.0 million increase in average loans receivable as well as a $14.9 million decrease in interest bearing liabilities.  The relative increase in federal funds sold and decrease in securities available-for-sale was due to a strategic decision by management based upon its assessment of relative risks, particularly market value risk.

         The net yield on earning assets was 4.45% for the three months ended June 30, 2003 compared to 4.68% for the same period in 2002 due to a change in mix of interest earning assets to lower yielding asset types and the overall decline in yields.  Partially mitigating the decline in net yield on earning assets was an overall decline in deposit rates, a change in deposit mix to lower costing deposits, and an increase in noninterest-bearing demand deposits.

         Net interest income was $7.2 million for the six months ended June 30, 2003 compared to $7.4 million for the same period in 2002.  While net interest income decreased slightly for the periods, total interest income decreased $1.1 million due to lower weighted average yield in interest-earning assets and lower average interest earning assets.  The weighted average yield on earning assets was 5.54% for the six months ended June 30, 2003 compared to 6.24% for the same period in 2002 representing a decline of 70 basis points.  The decline in interest income was partially offset by (i) a $688,000 decrease in interest expense on deposits due to a 62 basis point lower weighted average cost of interest-bearing deposits and (ii) a $202,000 decrease in interest expense on federal funds purchased and securities sold under agreements to repurchase and other borrowings.  The weighted average cost of interest bearing liabilities was 1.65% for the six months ended June 30, 2003 compared to 2.33% for the same period in 2002 representing a decline of 68 basis points.  The lower yields and costs were due to the Federal Reserve’s reduction in target federal funds rate during the past several years in response to the slow economy and the related impact upon market rates of interest.

         Federal funds sold and securities available-for-sale averaged $28.2 million and $23.7 million, respectively, for the six months ended June 30, 2003 compared to $30.7 million and $33.3 million, respectively, for the six months ended June 30, 2002.  The decrease in average federal funds sold and securities available-for-sale, as well as a $12.3 million increase in money market and savings deposits, in the 2003 period compared to 2002 funded a $10.8 million increase in loans receivable and a

$22.6 million decrease in relatively high-costing time certificates of deposit and a $7.6 million decrease in other borrowings.  The increase in loans receivable and decrease in securities available for sale reflects management’s emphasis on growth in higher yielding earning assets and its strategic decision to reduce risk exposure to securities available for sale, particularly market value risk.  The change in the mix of interest bearing liabilities – an increase in noninterest bearing demand deposits and money market deposits and a decrease in time certificates of deposits – reflects management’s emphasis to grown business banking, principally at South Bay Bank, in order to generate lower costing transactional deposits.

         The net yield on interest-earning assets decreased from 4.67% to 4.52% due to an overall decline in yields on interest earning assets, partially offset by overall declines in deposit rates, a change in deposit mix to lower costing deposits, and an increase in noninterest bearing demand deposits.

         Average loans receivable increased $8.0 million or 3.1% for the three months ended June 30, 2003 compared to the same period in 2002.  The weighted average yield on loans receivable declined 61 basis points to 6.16% for the second quarter 2003.  The lower yields on loans receivable are due to the sustained decline in interest rates over the past two years affecting the yields on adjustable rate loans tied to rate indices as well as the yields on newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.

         Securities available for sale decreased $10.2 million or 32.5% for the three months ended June 30, 2003 compared to the same period 2002, in order to fund higher yielding loans, reduce higher cost funding sources and to reduce the exposure to a decline in market value in the event that market rates begin to rise.  The weighted average yield on securities available for sale was 3.01% and 5.71% for the three months ended June 30, 2003 and 2002, respectively, representing a 270 basis point decline.  The decline in yield was due to purchases of securities in the declining rate environment during 2002 and to a lesser extent, adjustable rate securities in the portfolio.  Federal funds sold averaged $41.4 million and yielded 1.29% during the second quarter of 2003 compared to an average of $29.9 million yielding 1.73% for the same period in 2002.

         Average loans receivable increased $10.8 million or 4.2% for the six months ended June 30, 2003 compared to the same period in 2002.  The weighted average yield on loans receivable declined 68 basis points to 6.18% for the six months ended June 30, 2003.  The lower yields on loans receivable are due to the sustained decline in interest rates over the past two years affecting the yields on adjustable rate loans tied to rate indices as well as the yields on newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.  Securities available for sale decreased $9.5 million or 28.6% for the six months ended June 30, 2003 compared to the same period in 2002, in order to fund higher yielding loans, reduce higher cost funding sources and to reduce the exposure to a decline in market value in the event that market rates begin to rise.  The weighted average yield on securities available for sale was 3.44% and 5.64% for the six months ended June 30, 2003 and 2002, respectively, representing a 220 basis point decline for the six months ended June 30, 2003.  The decline in yield was due to purchases of securities in the declining rate environment during 2002 and to a lesser extent, adjustable rate securities in the portfolio.  Federal funds sold averaged $28.2 million and yielded 1.26% during the six months ended June 30, 2003 compared to an average of $30.7 million yielding 1.68% for the same period in 2002.

Average total deposits increased $17.8 million or 6.0% to $313.7 million during the second quarter of 2003 compared to $295.9 million during the second quarter of 2002.  Federal funds purchased and securities sold under agreements to repurchase averaged $538,000 and $2.8 million for the three months ended June 30, 2003 and 2002, respectively.  Average total other borrowings decreased $7.8 million or 50.9% to $7.5 million during the quarter ended June 30, 2003 compared to $15.3 million during the quarter ended June 30, 2002 reflecting a planned reduction in these relatively high cost funds provided for by a reduction in securities available for sale.  Other borrowings included advances from the Federal Home Loan Bank and they were not renewed upon maturity.

Average total deposits increased $5.1 million or 1.7% to $303.0 million during the six months ended June 30, 2003 compared to $297.9 million during the six months ended June 30, 2002.  Federal funds purchased and securities sold under agreements to repurchase averaged $834,000 and $3.0 million for the six months ended June 30, 2003 and 2002, respectively.  Average total other borrowings decreased $7.6 million or 50.2% to $7.5 million during the six months ended June 30, 2003 compared to $15.1 million during the six months ended June 30, 2002 reflecting a planned reduction in these relatively high cost funds provided for by a reduction in securities available for sale.

         The weighted average cost of interest bearing liabilities declined 79 basis points to 1.47% during the second quarter of 2003 from 2.26% the during the second quarter of 2002.  This change was a result of a decrease in the weighted average cost of interest bearing deposits to 1.34% during the first quarter of 2003 compared to 2.05% during the first quarter of 2002.  The decline in the weighted average cost of deposits was due to a lower volume of higher-costing time certificates of deposit as well as lower rates on deposits.  The change in the composition of deposits reflects growth in escrow and title company deposits due to the strong residential real estate market and mortgage refinancing activity and secondarily due to management’s emphasis on business banking at South Bay, which resulted in lower cost transaction deposit accounts.

         The weighted average cost of interest bearing liabilities declined 68 basis points to 1.65% during the six months ended June 30, 2003 from 2.33% the during the six months ended June 30, 2002.  This change was a result of a decrease in the weighted average cost of interest bearing deposits to 1.52% during the six months ended June 30, 2003 compared to 2.14%

during the six months ended June 30, 2002.  The decline in the weighted average cost of deposits was due to a lower volume of higher-costing time certificates of deposit as well as lower rates on deposits.  The change in the composition of deposits reflects management’s emphasis on business banking at South Bay, which resulted in lower cost transaction deposit accounts.

The weighted average cost of other borrowings was 4.76% during the second quarter of 2003 compared to 3.83% during the second quarter of 2002.  The increase was due to the maturity of lower costing borrowings.

The weighted average cost of other borrowings was 4.79% during the six months ended June 30, 2003 compared to 3.96% during the six months ended June 30, 2002.  The increase was due to the maturity of lower costing borrowings

Average noninterest-bearing demand deposits increased $22.6 million or 22.7% during the second quarter 2003 to $122.1 million from $99.5 million due to management’s emphasis on growth in business banking.

Average noninterest-bearing demand deposits increased $15.4 million or 15.7% during the six months ended June 30, 2003 to $113.9 million from $98.5 million primarily as a result of growth in escrow and title company deposits due to the strong residential real estate market and mortgage refinancing activity.

         The following table presents the components of net interest income for the three months ended June 30, 2003 and 2002.

	Three months ended
	June 30, 2003			June 30, 2002
	Average Amount	Interest Income/Expense	Weighted Average Yield/Rate	Average Amount	Interest Income/Expense	Weighted Average Yield/Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities
purchased under agreements to resell	$41,409	133	1.29%	$29,898	$129	1.73%
Securities available-for-sale	21,147	159	3.01%	31,309	447	5.71%
Loans receivable (1) (2)	266,520	4,090	6.16%	258,545	4,361	6.77%
Total interest earning assets	329,076	4,382	5.34%	319,752	4,937	6.19%

Noninterest earning assets:
Cash and due from banks - demand	22,045			19,477
Other assets	22,537			24,015
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,518)			(5,453)
Total assets	$369,140			$357,791

Liabilities and shareholders' equity:
Interest-bearing deposits:
Demand	$27,592	28	0.41%	$27,759	$85	1.23%
Money market and savings	99,262	254	1.03%	85,104	371	1.75%
Time certificates of deposit:
$100,000 or more	30,643	119	1.56%	46,002	194	1.69%
Under $100,000	34,117	237	2.79%	37,598	355	3.79%
Total time certificates of deposit	64,760	356	2.20%	83,600	549	2.63%
Total interest-bearing deposits	191,614	638	1.34%	196,463	1,005	2.05%
Other borrowings	7,500	89	4.76%	15,282	146	3.83%
Federal funds purchased and securities
sold under agreements to repurchase	538	3	2.24%	2,758	58	8.44%
Total interest-bearing liabilities	199,652	730	1.47%	214,503	1,209	2.26%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	122,110			99,486
Other liabilities	1,228			2,517
Guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures, net	14,536			14,520
Minority interest of the preferred stock of subsidiary	—			788
Shareholders' equity	31,614			25,977
Total liabilities and shareholders' equity	$369,140			$357,791

Net interest income (spread)		$3,652	3.87%		$3,728	3.93%

Net yield on earning assets (2)			4.45%			4.68%

(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $227,000 and $112,000 for the three months ended June 30, 2003 and 2002, respectively.

The following table presents the components of net interest income for the six months ended June 30, 2003 and 2002.

Average Balance Sheet and

Analysis of Net Interest Income

	Six months ended
	June 30, 2003			June 30, 2002
	Average Amount	Interest Income/Expense	Weighted Average Yield/Rate	Average Amount	Interest Income/Expense	Weighted Average Yield/Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities
purchased under agreements to resell	$28,196	176	1.26%	$30,655	$256	1.68%
Securities available-for-sale	23,749	409	3.44%	33,264	930	5.64%
Loans receivable (1) (2)	267,911	8,207	6.18%	257,128	8,752	6.86%
Total interest earning assets	319,856	8,792	5.54%	321,047	9,938	6.24%

Noninterest earning assets:
Cash and due from banks – demand	21,437			20,351
Other assets	21,348			24,139
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,507)			(5,924)
Total assets	$358,134			$359,613

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$27,621	89	0.65%	$27,658	$157	1.14%
Money market and savings	94,147	555	1.19%	81,834	699	1.72%
Time certificates of deposit:
$100,000 or more	31,352	266	1.71%	48,917	501	2.07%
Under $100,000	35,915	519	2.91%	40,975	760	3.74%
Total time certificates of deposit	67,267	785	2.35%	89,892	1,261	2.83%
Total interest-bearing deposits	189,035	1,429	1.52%	199,384	2,117	2.14%
Other borrowings	7,500	178	4.79%	15,069	296	3.96%
Federal funds purchased and securities sold under agreements to repurchase	834	11	2.66%	2,952	95	6.49%
Total interest-bearing liabilities	197,369	1,618	1.65%	217,405	2,508	2.33%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	113,942			98,507
Other liabilities	803			2,868
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	14,534			—
Minority interest of the preferred stock of subsidiary	—			752
Shareholders’ equity	31,486			25,563
Total liabilities and shareholders’ equity	$358,134			$345,095

Net interest income (spread)		$7,174	3.89%		$7,430	3.92%

Net yield on earning assets (2)			4.52%			4.67%

(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $417,000 and $279,000 for the six months ended June 30, 2003 and 2002, respectively.

The following tables sets forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates.  Average balances in all categories in each reported period were used in the volume computations.  Average yields and rates in each reported period were used in rate computations.

Increase (Decrease) in Interest Income/Expense Due to Change

in Average Volume and Average Rate (1)

	Six months ended June 30, 2003 vs 2002
	Increase (decrease) due to:		Net Increase
	Volume	Rate	(Decrease)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(20)	$(60)	$(80)
Securities available-for-sale	(268)	(253)	(521)
Loans receivable (2)	367	(912)	(545)
Total interest-earning assets	79	(1,225)	(1,146)

Interest Expense:
Interest-bearing deposits:
Demand	$—	$(68)	$(68)
Money market and savings	105	(249)	(144)
Time certificates of deposit:
$100,000 or more	(180)	(55)	(235)
Under $100,000	(94)	(147)	(241)
Total time certificates of deposit	(274)	(202)	(476)
Total interest-bearing deposits	(169)	(519)	(688)
Other borrowings	(149)	31	(118)
Federal funds purchased and securities sold under agreements to repurchase	(68)	(16)	(84)
Total interest-bearing liabilities	(385)	(504)	(890)

Net interest income	$465	$(721)	$(256)

(1) The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2) Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

Provision for credit losses for the three months and six months ended June 30, 2003 was $1.1 million and $1.3 million, respectively, compared to $150,000 and $300,000 for the three months and six months ended June 30, 2002, respectively.   The increase in provisions for credit losses during the second quarter 2003 was required following the charge off and write down of several nonperforming loans.  Loan charge-offs during the second quarter of 2003 were $2.4 million compared to $401,000 during the second quarter of 2002.  Loan charge-offs during the six months ended June 30, 2003 were $2.8 million compared to $1.8 million during the six months ended June 30, 2002.  Recoveries were $54,000 during the second quarter of 2003, compared to $176,000 during the second quarter of 2002. Recoveries were $194,000 during the six months ended June 30, 2003 compared to $336,000 during the six months ended June 30, 2002.

OTHER OPERATING INCOME

Other operating income decreased slightly to $284,000 during the second quarter of 2003 from $286,000 during the second quarter of 2002 due to a loss on sale of Other Real Estate Owned, offset by an increase in deposit-related and other customer services.

Other operating income increased to $719,000 during the six months ended June 30, 2003 from $682,000 during the six months ended June 30, 2002 due to net gains on sales of securities of $100,000 for the 2003 period compared to no gains for the 2002 period, offset by a loss on sale of Other Real Estate Owned.

Net gains on sales of investment securities are generated primarily in declining interest rate environments. Accordingly, gains or losses from sales of investment securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results, which may be obtained in future periods.

OTHER OPERATING EXPENSES

Other operating expense remained stable at $3.4 million for the three months ended June 30, 2003 and 2002. Variances within operating expenses were reflected as follows; (i) salaries and related benefits expense increased $77,000, or 4.4%; (ii) client services expense decreased $113,000 or 44.3%; (iii) legal services expense decreased $89,000 or 43.2%; (iv) other professional services expense decreased $61,000, or 25.1%; (v) amortization of core deposit intangble expense increased $56,000;  and (vi) promotion and other expenses increased $178,000 or 414.0%.

Other operating expense increased by $138,000 to $6.8 million during the six months ended June 30, 2003 compared to $6.7 million during six months ended June 30, 2002.  This increase was reflected as follows; (i) salaries and related benefits expense increased $265,000, or 7.8%; (ii) net occupancy expense decreased $49,000 or 6.8%; (iii) printing and communications expense decreased $49,000 or 15.8%; (iv) client services expense decreased $126,000, or 28.3%; (v) computer data processing expense decreased $47,000, or 9.2%;  (vi) legal services expense decreased $120,000, or 31.6%; (vii)

other professional services expense increased $90,000 or 28.4%; and (viii) amortization of core deposits expenses increased $112,000.

The increase in salary and related expense in the second quarter of 2003  is due to greater temporary help expense and an increase in incentive bonus accrual.  The temporary help expense is expected to decrease in later quarters, however, it will be largely offset by salary expense.  The decline in client services is primarily related to the decrease in services by the escrow customers. The decline in legal expense for the 2003 period reflects lower expenses for credit collection. Other professional expense decreased for the three months ended June 30, 2003 to $182,000 from $243,000 during the second quarter of 2002.  This decrease is due to the consulting expense and a nonrecurring expense related to the sale of nonperforming assets at South Bay in the second quarter of 2002.

MINORITY INTEREST IN THE COMPANY’S INCOME

The minority interest of the guaranteed beneficial interest in the Company’s junior subordinated deferrable interest debentures (“Trust Preferred Securities”) in the Company’s income was $223,000 and $389,000 for the three months ended June 30 , 2003 and 2002, respectively, representing the interest expense of the Trust Preferred Securities that are classified as mezzanine equity for accounting purposes.

         The decline in interest expense of the Trust Preferred Securities is due to an interest rate swap agreement that the Company entered into in January 2003 in which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating interest rate based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The weighted average cost of the Trust Preferred Securities was 6.18% and 10.25% for the three months ended March 31, 2003 and 2002, respectively. On July 25, 2003 the interest rate reset and the Company was paying an interest rate of 5.93% under the terms of the swap.

         This swap transaction is designated as a fair value hedge.  Accordingly, an $269,000 increase in the fair value of the swap was recorded in income for the three-month period ended June 30, 2003.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, an offsetting charge to earnings was recorded for the three months ended June 30, 2003 to reflect the increase in the fair value of the Trust Preferred Securities.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of available-for-sale securities.

Estimated Fair Values of and Unrealized

Gains and Losses on Investment Securities

	June 30, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
U.S. Treasury securities	$3,746	$—	$1	$3,745
GNMA-issued/guaranteed mortgage pass through certificates	583	14	—	597
FHLMC/FNMA-issued mortgage pass through certificates	7,568	269	—	7,837
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	1,109	—	3	1,106
Mutual Funds	5,000	—	5	4,995
Privately issued corporate bonds, CMO and REMIC securities	3,542	9	157	3,394
	$21,548	$292	$166	$21,674

FRB and other equity stocks	$1,867	—	—	$1,867

	December 31, 2002
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
U.S. Treasury securities	$998	$—	$1	$997
GNMA-issued/guaranteed mortgage pass through certificates	2,409	73	—	2,482
FHLMC/FNMA-issued mortgage pass through certificates	12,370	506	—	12,876
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	4,544	44	—	4,588
Privately issued corporate bonds, CMO and REMIC securities	5,503	12	288	5,227
	$25,824	$635	$289	$26,170

FRB and other equity stocks	$2,018	—	—	$2,018

The total amortized cost of investment securities decreased $4.3 million to $21.5 million at June 30, 2003 from $25.8 million at December 31, 2002 due to maturities, repayments or paydowns on principal amortizing securities and the sale of $2.6 million of securities.  The Company had a net unrealized gain of $126,000 at June 30, 2003 on its investment securities portfolio compared to a net unrealized gain of $346,000 at December 31, 2002.

As of June 30, 2003 the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.

Gross realized gains on sale of securities available-for sale were $100,000 for the six months ended June 30, 2003 and there were no realized gains on the sale of securities for  the six months ended June 30, 2002.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	June 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$9,420	4%	$10,797	4%
Secured by multifamily residential properties	13,493	5%	12,596	5%
Secured by commercial real properties	123,407	46%	119,872	44%
Other – secured and unsecured	82,252	31%	86,015	32%
Real estate construction and land development	35,902	14%	37,934	14%
Consumer installment, home equity and unsecured loans to individuals	2,204	1%	5,566	1%
Total loans outstanding	266,678	100%	272,780	100%

Deferred net loan origination fees and purchased loan discount	(528)		(457)
Loans receivable, net	$266,150		$272,323

       Total loans outstanding decreased by $6.1 million to $266.7 million at June 30, 2003 compared to $272.8 million at December 31, 2002 as loan payoffs exceeded loan originations and loans charge offs.  The Company experienced a higher volume of loan originations than payoffs and prior year’s origination volume in its commercial real estate loans and loans secured by multifamily residential properties during the first six months of 2003 resulting in an increase from December 31, 2002.  These increases were more than offset by decreases in other secured and unsecured commercial loans, consumer installment loans and real estate construction and land development loans.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	June 30, 2003	December 31 2002
	(Dollars in thousands)
Nonaccrual loans	$592	$5,787
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	9	209
Nonperforming loans	601	5,996
Other real estate owned	1,000	1,000
Other nonperforming assets	—	—
Total nonperforming assets	$1,601	$6,996

Allowance for credit losses as a percent of nonaccrual loans	583.1%	83.7%
Allowance for credit losses as a percent of nonperforming loans	574.4%	80.8%
Total nonperforming assets as a percent of loans receivable	0.6%	2.6%
Total nonperforming assets as a percent of total shareholders' equity	5.2%	22.4%

       Nonaccrual loans decreased $5.2 million at June 30, 2003 to $592,000 million from $5.8 million at December 31, 2002 due primarily to collection of nonaccrual loans and loan charge offs. There were $9,000 of loans past due 90 days or more and still accruing interest at June 30, 2003 compared to $209,000 at December 31, 2002.  As a result, the amount of nonperforming assets at June 30, 2003 decreased 77.1% from the level at December 31, 2002.

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

Loans charged off during the second quarter and first half of 2003 were $2.4 million and $2.8 million, respectively, compared to $401,000 and $1.8 million during the second quarter and first half of 2002, respectively.  Recoveries of loans previously charged off were $54,000 and $194,000 during the second quarter and first half of 2003 compared to $176,000 and $336,000 during the second quarter and first half of 2002, respectively.  See Note 4 of Notes to Consolidated Financial Statements.

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

TOTAL DEPOSITS

Total deposits were $312.0 million and $298.7 million at June 30, 2003 and December 31, 2002, respectively.  Noninterest-bearing demand deposits and money market deposits were $123.6 million and $51.3 million, respectively, at June 30, 2003 compared to $107.6 million and $43.1 million, respectively, at December 31, 2002. The increase in these accounts is attributable to an emphasis on growing business banking, particularly at South Bay, which generates transaction deposit accounts and an increase in deposits from the Company’s escrow customers.  Interest-bearing demand deposits, which are largely limited to individuals, decreased to $27.6 million at June 30, 2003 from $30.5 million at December 31, 2002.  Savings deposits increased to $46.8 million at June 30, 2003 compared to $42.2 million at December 31, 2002 reflecting the relatively higher yields being paid on this deposit type.  Time certificates of deposit (“TCDs”) decreased significantly to $62.7 million at June 30, 2003 from $75.4 million at December 31, 2002.  This decrease is due to an emphasis on growing lower cost deposit accounts. Additionally, TCDs $100,000 and over decreased due to the termination of a $15.0 million public funds deposit partially offset by $5.0 million of brokered TCDs in January, 2003.  There were no brokered TCDs at December 31, 2002.

FEDERAL FUNDS SOLD AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds sold and securities sold under agreements to repurchase at June 30, 2003 were $395,000 compared to $1.5 million at year-end 2002.   The decline is due to the planned runoff of the higher costing liabilities at South Bay.

OTHER BORROWINGS

         Other borrowings were $7.5 million at June 30, 2003 and December 31, 2002 representing advances from the Federal Home Loan Bank.

SHAREHOLDERS’ EQUITY

Shareholders’ equity declined from $31.2 at December 31, 2002 to $30.7 million at June 30, 2003 due to the net loss for the six months ended June 30, 2003 and the declines in market value of securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

         At June 30, 2003 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well capitalized institutions, and the capital ratios for the Company and the Banks as of June 30, 2003 and December 31, 2002.

Regulatory Capital Information

of the National MercantileBancorp and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	June 30, 2003	December 31, 2002
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	8.32%	8.60%
Tier 1 risk-based capital	4.00%	N/A	10.33%	10.57%
Total risk-based capital	8.00%	N/A	13.03%	13.31%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	7.51%	7.20%
Tier 1 risk-based capital	4.00%	6.00%	10.63%	9.89%
Total risk-based capital	8.00%	10.00%	11.88%	11.15%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.06%	9.38%
Tier 1 risk-based capital	4.00%	6.00%	9.92%	10.90%
Total risk-based capital	8.00%	10.00%	10.88%	12.15%

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

Cash and due from banks was $18.6 million on June 30, 2003 compared to $18.9 million on December 31, 2002.  Federal funds sold were $39.9 million and $18.7 million for June 30, 2003 and December 31, 2002, respectively.  Mercantile National Bank had $5.0 million and South Bay Bank had $12.0 million in Federal funds lines with correspondent banks as of June 30, 2003.

The payment of dividends by National Mercantile is limited by the terms of the Trust Preferred Securities indenture.  National Mercantile may not declare or pay any dividends or other distributions on its common stock or preferred stock if it is in default under the terms of the indenture or if it has elected to defer payments of interest on the Trust Preferred Securities.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $80.3 million at June 30, 2003, a change from an asset sensitive position of $41.2 million at December 31, 2002.  This change resulted primarily from an increase in assets repricing in less than three months, consisting of federal funds sold and adjustable rate loans receivable partially offset by a decrease in securities available for sale.  Rate-sensitive liabilities increased only $866,000, consisting of an increase in demand, money market and savings and other borrowings, offset by a decrease in time certificates of deposit.

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

Rate-Sensitive Assets and Liabilities

	June 30, 2003
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$39,900	$—	$—	$—	$39,900
Securities available-for-sale, at amortized cost	12,134	1,064	2,293	6,183	21,674
Due from banks - time	—	325	—	—
FRB and other stock, at cost	—	—	—	1,866
Loans receivable (1)	206,323	7,449	16,976	35,402	266,150
Total rate-sensitive assets	258,357	8,838	19,269	43,451	329,915

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	125,699	—	—	—	125,699
Time certificates of deposit	26,999	29,277	5,749	658	62,683
Other borrowings	—	4,895	3,000	—	7,895
Total rate-sensitive liabilities	152,698	34,172	8,749	658	196,277
Interest rate-sensitivity gap	105,659	(25,334)	10,520	42,793	133,638
Cumulative interest rate-sensitivity gap	$105,659	$80,325	$90,845	$133,638
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	169%	143%	146%	168%

(1) Loans receivable excludes nonaccrual loans.

(2) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

The distribution of other time deposits is based on scheduled maturities.

Rate-Sensitive Asets and Liabilities

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

In October 2002,  Mercantile executed an informal non-binding memorandum of understanding (“MOU”),  with the OCC relating to its interest rate risk management.  The MOU provides for Mercantile to take certain actions that the OCC believes would strengthen Mercantile’s interest rate risk management process, including the review of its interest rate risk limits and interest rate risk modeling assumptions and the retention of an independent consultant to conduct a review of Mercantile’s  interest rate risk measurement processes by February 28, 2003.  Mercantile has completed the actions provided in the MOU and has been informed by the OCC that the MOU will be terminated.

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

        We establish allowances for credit losses against each segment of our loan portfolio.  At June 30, 2003, our allowance for credit losses equaled 1.3% of loans receivable and 574.4% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of June 30, 2003, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

      At June 30, 2003, a large majority of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures reasonable ensure that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonabley likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None.

Item 2.       CHANGES IN SECURITIES

None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           On  May 29, 2003, the Company held its annual meeting of shareholders.

(b)          At the annual meting, the following directors were elected:  Donald E. Benson, Joseph N. Cohen, Robert E. Gibson, Antoinette Hubenette, M.D., Scott A. Montgomery, Dion G. Morrow, Carl R. Terzian and Robert E. Thomson.

(c)           The Following proposals were considered at the annual meeting and the number of shares voting for or against such proposals are listed below.

Election of Directors

Name	Votes For	Votes Withheld
Donald E. Benson	3,732,540	28,998

Joseph N. Cohen	3,732,540	28,998

Robert E. Gipson	3,732,540	28,998

Antoinette Hubenette, M.D.	3,732,540	28,998

Scott A. Montgomery	3,732,540	28,998

Dion G. Morrow	3,732,540	28,998

Carl R. Terzian	3,732,540	28,998

Robert E. Thomson	3,732,540	28,998

Amendments to the 1996 Stock Incentive Plan to increase the number of shares available for grant by 120,000 shares increasing the number of option shares from 548,510 to 668,510.

Votes For	Votes Against	Abstentions	Broker Non-votes
2,893,018	172,721	4,242	691,557

Amendments to Article XIII of the Articles of Incorporation to extend the termination date for Article XIII (which imposes a share transfer restriction) from July 1, 2003 to July 1, 2006.

Votes For	Votes Against	Abstentions	Broker Non-votes
3,001,097	64,316	4,568	691,557

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification of Scott A. Montgomery on disclosure controls.

31.2 Certification of David R. Brown on disclosure controls.

32.1 Certification of Scott A. Montgomery pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of David R. Brown pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

         Form 8-K, reporting the Company’s press release regarding second quarter 2003 operating results was filed August 8, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE: August 14, 2003	/s/Scott A. Montgomery
Scott A. Montgomery
Chief Executive Officer

DATE: August 14, 2003	/s/David R. Brown
David R. Brown
Principal Financial and Principal Accounting Officer