Form 10QSB
period 2003-09-30
NATIONAL MERCANTILE BANCORP
filed 2003-11-14
CIK 714801

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 Commission File Number: 0-15982

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

YES  ☒     NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the issuer’s Common Stock, no par value, as of November 12, 2003 was 2,732,925.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$22,590	$18,876
Federal funds sold and securities purchased under agreements to resell	42,000	18,700
Cash and cash equivalents	64,590	37,576
Securities available-for-sale, at fair value; aggregate amortized cost of $31,250 and $25,824 at September 30, 2003 and December 31, 2002, respectively	31,314	26,170
Securities held to maturity	4,869	—
Due from banks-interest bearing	2,228	325
FRB and other stock, at cost	1,869	2,018
Loans receivable	247,465	272,323
Allowance for credit losses	(3,588)	(4,846)
Net loans receivable	243,877	267,477

Premises and equipment, net	5,552	5,836
Other real estate owned	1,000	1,000
Deferred tax asset	7,741	7,984
Goodwill	2,174	2,174
Core deposit intangibles, net	1,909	2,077
Accrued interest receivable and other assets	3,343	2,748
Total assets	$370,466	$355,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$127,421	$107,580
Interest-bearing demand	28,117	30,465
Money market	59,777	43,134
Savings	43,423	42,182
Time certificates of deposit:
$ 100,000 or more	25,674	43,006
Under $100,000	31,013	32,358
Total deposits	315,425	298,725

Federal funds purchased and securities sold under agreements to repurchase	397	1,476
Other borrowings	7,500	7,500
Junior subordinated deferrable interest debentures	15,464	—
Accrued interest payable and other liabilities	738	1,950
Total liabilities	339,524	309,651

Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—	14,530

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 732,785 shares and 734,985 shares at September 30, 2003 and December 31 2002, respectively	5,985	6,003
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,702,529 and 2,679,544 shares at September 30, 2003 and December 31, 2002, respectively	38,168	38,054
Accumulated deficit	(14,248)	(14,055)
Accumulated other comprehensive income	37	202
Total shareholders’ equity	30,942	31,204
Total liabilities and shareholders’ equity	$370,466	$355,385

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$3,914	$4,363	$12,121	$13,115
Securities	251	401	660	1,331
Federal funds sold and securities purchased under agreements to resell	92	105	268	361
Interest bearing deposits	5	—	5	—

Total interest income	4,262	4,869	13,054	14,807
Interest expense:
Interest-bearing demand	21	86	110	243
Money market and savings	181	388	736	1,087
Time certificates of deposit:
$ 100,000 or more	163	172	429	673
Under $100,000	138	357	657	1,117
Total interest expense on deposits	503	1,003	1,932	3,120
Federal funds purchased and securities sold under agreements to repurchase	3	21	14	116
Junior subordinated deferrable interest debentures	228	—	228	—
Other borrowings	89	92	267	388
Total interest expense	823	1,116	2,441	3,624

Net interest income before provision for credit losses	3,439	3,753	10,613	11,183
Provision for credit losses	10	1,525	1,265	1,825
Net interest income after provision for credit losses	3,429	2,228	9,348	9,358
Other operating income:
Net gain on sale of securities available-for-sale	—	—	100	—
International services	19	13	34	32
Investment division	22	20	66	62
Deposit-related and other customer services	356	320	977	941
Gain (loss) on sale of OREO/fixed assets	—	—	(61)	—
Total other operating income	397	353	1,116	1,035
Other operating expenses:
Salaries and related benefits	1,792	1,730	5,462	5,135
Net occupancy	333	348	1,006	1,070
Furniture and equipment	112	101	346	315
Printing and communications	143	126	405	437
Insurance and regulatory assessments	97	89	292	267
Client services	129	155	449	601
Computer data processing	261	224	726	736
Legal services	122	72	382	452
Other professional services	206	98	613	415
Amortization of core deposit intangible	56	—	168	—
Promotion and other expenses	41	87	263	284

Total other operating expenses	3,292	3,030	10,112	9,712
Income before income tax provision and minority interest	534	(449)	352	681

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—	380	456	1,153
Series A Preferred Stock of South Bay Bank, N.A.	—	53	—	159

Income (loss) before income tax (benefit) provision	534	(882)	(104)	(631)

Income tax (benefit) provision	242	(340)	26	(202)
Net income (loss	$292	$(542)	$(130)	$(429)
Income (loss) available to common shareholders (net income (loss) less accretion of discount of minority interest in subsidiary preferred stock of $80,000 and $231,000 for the three months and nine months ended September 30, 2002)	$292	(622)	$(130)	(660)
Loss per share:
Basic	$0.11	$(0.38)	$(0.05)	$(0.40)
Diluted	$0.07	$(0.38)	$(0.05)	$(0.40)

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(130)	$(429)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	362	350
Provision for credit losses	1,265	1,825
Gain on sale of securities available for sale	(100)	—
Loss on sales of OREO	61	—
Net amortization of premium on securities available-for-sale	161	133
Net amortization of core deposit intangible	168	—
Net amortization of premium (discount) on loans purchased	204	267
Decrease in accrued interest receivable and other assets	632	793
Decrease in accrued interest payable and other liabilities	(1,212)	(1,699)

Net cash provided by operating activities	1,411	1,240
Cash flows from investing activities:
Purchase of securities available-for-sale	(36,334)	(7,002)
Proceeds from sales of securities available-for-sale	2,757	—
Proceeds from repayments and maturities of securities available-for-sale	21,321	18,199
Proceeds from sales of OREO	474	—
Loan originations and principal collections, net	21,597	(7,423)
Redemption of Federal Reserve stock and other stocks	149	314
Purchases of premises and equipment	(78)	(191)

Net cash provided by investing activities	9,886	3,897
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	35,377	9,186
Net decrease in time certificates of deposit	(18,677)	(20,939)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(1,079)	(1,416)
Net decrease in other borrowings	—	(10,000)
Dividends paid on subsidiary preferred stock	—	(106)
Net proceeds from exercise of stock options	96	56

Net cash provided by (used in) financing activities	15,717	(23,219)
Net increase in cash and cash equivalents	27,014	(18,082)
Cash and cash equivalents, January 1	37,576	52,093

Cash and cash equivalents, September 30	$64,590	$34,011

Supplemental disclosures of cash flow information:
Cash paid for Interest	$2,825	$3,949
Transfers to OREO from loans receivable, net	$535	$—

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ‘‘Company’’) and its wholly owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A.  The Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities effective July 1, 2003 and accordingly National Mercantile Capital Trust I is not included in the consolidated balance sheet at September 30, 2003 or the consolidated statement of operation for the three months then ended.   The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The estimated per share weighted average fair value of options granted was $4.92 and $4.04 for the three months ended September 30, 2003 and 2002, respectively.  The estimated per share weighted average fair value of options granted was $4.78 and $3.89 for the nine months ended September 30, 2003 and 2002, respectively.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, Accounting for

Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the options.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 would have decreased by $28,000 and $23,000, and $93,000 and $68,000 respectively.  Basic and diluted earnings per share would have decreased by $0.01 for the three months ended September 30, 2003. Basic and diluted loss per share would have increased by $0.03 for the nine months ended September 30, 2003.  Basic and diluted loss per share would have increased by $0.01 for the three months ended September 30, 2002 and by $0.04 for the nine months ended September 30, 2002.

The fair values of options granted during the three months ended September 30, 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2003— no dividend yield, expected volatility of 59%, risk-free interest rate of 4.05%, and an expected life of 10 years; 2002— no dividend yield, expected volatility of 64%, risk-free interest rate of 3.62%, and an expected life of 10 years.

NOTE 2—EARNINGS PER SHARE

Basic earnings or loss per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share for the three months ended September 30, 2003 was 2,700,934 and 4,402,571, respectively.  The weighted average number of common shares outstanding used in computing basic and diluted loss per share for the three months ended September 30, 2002 was 1,637,991.  The weighted average number of common shares outstanding used in computing basic and diluted loss per share for the nine months ended September 30, 2003 and 2002 was 2,694,670 and 1,632,242, respectively. Common share equivalents have not been included in the loss per share computation as they are anti-dilutive.

The following table is a reconciliation of income and shares used in the computation of basic and diluted loss per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)
For the three months ended September 30, 2003:
Basic earnings per share	$292	2,700,935	$0.11

Effect of diultive securities:
Options		72,354
Convertible preferred stock		1,629,282
Diluted earnings per share	292	4,402,571	$0.07

For the three months ended September 30, 2002:
Basic and diluted loss per share	$(622)	1,637,991	$(0.38)

For the nine months ended September 30, 2003:
Basic and diluted loss per share	$(130)	2,694,670	$(0.05)

For the nine months ended September 30, 2002:
Basic and diluted loss per share	$(660)	1,632,242	$(0.40)

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

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Dollars in thousands)		(Dollars in thousands)

Balance, beginning of period	$3,452	$5,374	$4,846	$6,542
Loans charged off:
Real estate construction and land development	—	—	—	31
Commercial loans:
Secured by one to four family residential properties	(7)	—	31	—
Secured by commercial real properties	—	44	75	44
Other - secured and unsecured	1	2,065	2,698	3,807
Consumer installment and unsecured loans to individuals	13	50	46	81

Total loans charged-off	7	2,159	2,850	3,963

Recoveries of loans previously charged off:
Real estate construction and land development	—	—	—	191
Commercial loans:
Secured by commercial real properties	13	—	13	—
Other - secured and unsecured	114	12	247	107
Consumer installment and unsecured loans to individuals	6	4	67	54

Total recoveries of loans previously charged off	133	16	327	352
Net charge-offs	(126)	2,143	2,523	3,611
Provision for credit losses	10	1,525	1,265	1,825

Balance, end of period	$3,588	$4,756	$3,588	$4,756

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

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2003 and December 31, 2002, the Company had goodwill of $2.2 million, and net core deposit intangibles of $1.9 million and $2.1 million, respectively, from its acquisition of the South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at September 30, 2003 and December 31, 2002, and accumulated amortization was $397,000 and $223,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2003 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other indefinite-lived intangible assets.

NOTE 6—INCOME TAXES

Income tax provision of $242,000 and benefit of $340,000 were recorded for the three months ended September 30, 2003 and 2002, respectively.  Income tax provision of $26,000 and benefit of $202,000 were recorded for the nine months ended September 30, 2003 and 2002, respectively. The difference between the statutory tax rate and the effective tax rate for the three and nine months ended September 30, 2003 is due to the amortization of the core deposit intangible not being deductible for tax purposes.

At September 30, 2003, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $17.4 million, which begin to expire in the year 2009; (ii) California NOLS of $559,000 which will expire in 2005; (iii) a federal alternative minimum tax “AMT” credit of $298,000; and (iv) a California AMT of $16,000.  The California NOLS were scheduled to expire in 2002; the state legislature suspended NOLS utilization and extended the related carryforward expiration.  The AMT credits carry forward indefinitely.

NOTE 7—BENEFICIAL CONVERSION RIGHTS OF SUBSIDIARY PREFERRED STOCK

In connection with its acquisition of South Bay Bank, the Company recorded $1.8 million additional paid in capital, with a corresponding discount to the minority interest in the South Bay Series A Preferred stock, which remained outstanding following the acquisition, related to the beneficial conversion rights of such preferred stock.  The discount was being amortized against retained earnings over the period from the acquisition date through the earliest possible conversion date of the preferred stock (June 30, 2005) using the effective yield method.  For the three months and nine months ended September 30, 2002 the amount of the discount amortized against retained earnings was $80,000 and $231,000, respectively. The amortization of the discount was netted against net income to determine income available to common shareholders for earnings per share in the 2002 period.  The South Bay Series A Preferred stock was fully redeemed in December 2002.

NOTE 8—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity, except those changes resulting from investments by shareholders and distributions to shareholders.  Total comprehensive income is as follows

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$292	$(542)	$(130)	$(429)

Other comprehensive income, before tax, and unrealized losses on securities:
Unrealized gain (loss) on securities available for sale	(62)	62	(282)	354
Other comprehensive income (loss), before tax	(62)	62	(282)	354

Income tax benefit (expense) related to items of other comprehensive income	26	(25)	117	(145)
Other comprehensive loss	(36)	37	(165)	209
Total comprehensive income	$256	$(505)	$(295)	$(220)

NOTE 9—JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2001, the Company, through National Mercantile Capital Trust I (the “Trust”), issued 15,000 of 10.25% fixed-rate preferred securities due July 25, 2031 (the “Trust Preferred Securities”), with a liquidation amount of $1,000 per Trust Preferred Security and an aggregate liquidation amount of $15.0 million.  The Trust Preferred Securities represent undivided beneficial interests in the assets of the Trust and are unconditionally guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a guarantee agreement.

The primary assets of the Trust are $15.5 million aggregate principal amount of the Company’s 10.25% fixed-rate junior subordinated deferrable interest debentures due July 25, 2031, (the “Junior Subordinated Debentures”) that pay interest each January 25 and July 25.  The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity.

The Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as of July 1, 2003 resulting in the deconsolidation of the Trust. Accordingly, the Junior Subordinated Debentures have been classified in liabilities at September 30, 2003 and the related interest was classified as interest expense for the three months then ended.  For periods prior to the adoption of FIN 46, the Trust Preferred Securities, net of the issuance cost, were recorded as a minority interest and the related interest was recorded as a minority interest in the Company’s income.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

In January 2003, the Company entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At July 25, 2003, the most recent rate reset date, the Company was paying an interest rate of 5.70% under the terms of the swap which will reduce its interest expense $642,000 for the twelve months ended December 31, 2003.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of the 10.25% fixed-rate Junior Subordinated Debentures in a declining interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Junior Subordinated Debentures, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Junior Subordinated Debentures.  Accordingly, a $545,000 decrease in the fair value of the swap was recorded in income for the three-month period ended September 30, 2003 and an $88,000 decrease in the fair value of the swap was recorded in income for the nine-month period ended September 30, 2003 with an offsetting charge to earnings to reflect a similar decrease in the fair value of the Junior Subordinated Debentures.No ineffectiveness was recorded to current earnings related to the interest rate swap.

The terms of the swap require the Company to provide collateral of $1.0 million plus the value of the swap contract in minimum increments of $250,000 when the value is positive for the counterparty.

NOTE 11— CONVERSION OF PREFERRED STOCK

In the nine months ended September 30, 2003, 2,200 shares of Series A non-cumulative convertible perpetual  preferred stock were converted to 4,400 shares of common stock.

NOTE 12—RECLASSIFICATIONS

Certain prior year data have been reclassified to conform to current year presentation.

NOTE 13—ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46.  FIN 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  In addition, FIN No. 46 requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities no later than the first fiscal year or interim period beginning after June 15, 2003.

The Company adopted FIN 46 effective July 1, 2003 and accordingly reclassified the Junior Subordinated Debentures as other liabilities and the related interest as other interest expense.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.

The Company adopted SFAS 150 effective July 1, 2003, which had no effect on the Company’s financial statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) is the holding company for two subsidiary banks, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”) (collectively, “the Banks”).  National Mercantile’s principal assets are the capital stock of Mercantile and South Bay.

In July 2001, National Mercantile formed National Mercantile Capital Trust (the “Trust”) as a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities (the “Trust Preferred Securities”).  The trust issued those securities and utilized the proceeds to purchase from the National Mercantile junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”).  Through June 30, 2003, the Company’s financial statements reflected the Trust as a consolidated subsidiary, with the effect that the Trust Preferred Securities of the Trust were reflected on the balance sheet as mezzanine equity and payments on the Trust Preferred Securities were set forth as expenses classified as minority interest in the Company’s income of the guaranteed preferred beneficial interest in the Junior Subordinated Debentures.

The Company implemented FIN 46 effective July 1, 2003 with the effect that since that date the Trust has not been a consolidated subsidiary of the Company for financial reporting purposes.  As a result: (i) the Company’s balance sheets as of dates on or after July 1, 2003 no longer reflect the Trust Preferred Securities as mezzanine  equity but instead reflect the Junior Subordinated Debentures as liabilities, and (ii) the Company’s statements of operations incorporating periods on or after July 1, 2003, reflect from July 1, 2003 forward interest payments on the Junior Subordinated Debentures as interest expense and do not reflect payments on the Trust Preferred Securities as expenses classified as minority interest  in the Company’s income of the guaranteed preferred beneficial interest in the Company’s junior subordinated interest.  As discusses below, this has a significant effect on comparisons of net interest income between periods including and not including periods on and after July 1, 2003.

RESULTS OF OPERATIONS

The Company recorded net income of $292,000, or $0.11 basic earnings per share and $0.07 diluted earning per share, for the three months ended September 30, 2003 compared to a net loss of $542,000, or $0.38 basic and diluted loss per share, for the same period of 2002.The increase in net income for the 2003 period was primarily due to a $1.5 million decrease in provision for credit losses.  This was partially offset by a $262,000 increase in total other operating expenses and a $582,000 increase in income tax provisions.  Net interest income before provision for credit losses for the three months ended September 30, 2003 reflects a $314,000 decline from the same period in 2002.

The Company recorded a loss for the nine months ended September 30, 2003 of  $130,000, or $0.05 basic and diluted loss per share, compared to a net loss of $660,000 for the same period of 2002.  On a per share basis, the results for the nine months ended September 30, 2002 was $0.40 basic and diluted loss per share.  The decrease in net loss was primarily due to a $560,000 decrease in the provision for credit losses, a $159,000 decrease in the minority interest in the Company’s income of the preferred stock of South Bay and a $100,000 net gain on sale of securities available-for-sale.  This was partially offset by a $400,000 increase in other operating expenses and a $228,000 increase in the provision for income taxes.Net interest income for the nine months ended September 30, 2003 was $10.6 million compared to $11.2 million in 2002.

Return on average assets during the third quarter and first nine months of 2003 was 0.31% and a minus 0.05%, respectively, compared to minus 0.60% and a minus 0.16% during the third quarter and first nine months of 2002, respectively. Return on average equity during the third quarter and first nine months of 2003 was 3.72% and a minus 0.55%, respectively, compared to a minus 8.46% and a minus 2.25% during the third quarter and first nine months of 2002, respectively.

NET INTEREST INCOME

Net interest income before the provision for credit losses decreased $314,000 from the third quarter of 2002 to the third quarter of 2003 due primarily to the inclusion of $228,000 of expense on the Junior Subordinated Debentures (which comparable expense was not classified as interest expense in prior periods).  This decrease was also due to the decrease in net interest margin (net yield on earning assets) from 3.98% for the third quarter of 2002 to 3.59% in the third quarter of 2003.  This 60 basis point decrease in net interest margin was due primarily to: (i) lower yielding assets comprising a higher portion of the interest-earning asset portfolio, as the Company invested funds from new deposits and other sources in federal funds and repurchase agreements pending deployment into loans or securities; and (ii) a 196 basis point decrease in the weighted average yield on securities available-for-sale due to significantly lower yields on newly acquired securities.  The decrease in net interest income occurred notwithstanding an increase in net interest earning assets (interest earning assets less interest bearing liabilities) from $108.7 million in the third quarter of 2002 to $115.1 million in the third quarter of 2003, which occurred despite the inclusion of $15.4 million of Junior Subordinated Debentures as interest-bearing liabilities in the 2003 quarter.  This was due primarily to a $22.1 million increase in average non-interest bearing demand deposits reflecting the impact of the Company’s continued emphasis on business banking and the generation of lower cost transactional deposits particularly at South Bay, which historically had emphasized time certificates of deposit.

Net interest income before provision for credit losses decreased $570,000 from the nine months ended September 30, 2003 to the nine months ended September 30, 2003.  Factors effecting this decline were the inclusion of $228,000 of expense on the Junior Subordinated Debentures in the 2003 nine months (which comparable expense was not classified as interest expense in the 2002 nine month) and a decrease in the net interest spread from 3.92% to 3.79%.  The decrease in net interest income occurred notwithstanding an increase in net interest earning assets from $106.1 million in the 2002 nine months to $120.3 million in the 2003 nine months, which occurred despite the inclusion of average balance of $5.2 million of Junior Subordinated Debentures as interest-bearing liabilities in the 2003 nine months.  This was due primarily to a $3.5 million increase in average interest earning assets and a $10.7 million reduction in interest bearing liabilities, as the Company continued to replace higher cost time certificates of deposit (the average balances of which were reduced by $21.4 million) with non-interest bearing demand deposits.

The weighted average yields earned on interest earning assets and rates paid on interest bearing liabilities generally declined from the 2002 periods to the 2003 periods as a result of decreases in market interest rates as a result of the Federal Reserve’s reduction in the federal funds rate in response to the slow economy.

The net yield on earning assets was 4.11% for the three months ended September 30, 2003 compared to 4.71% for the same period in 2002 due to a change in mix of interest earning assets to lower yielding asset types and the overall decline in yields.  Partially mitigating the decline in net yield on earning assets was an overall decline in deposit rates, a change in deposit mix to lower costing deposits, and an increase in noninterest-bearing demand deposits.

The net yield on interest-earning assets decreased from 4.67% to 4.38% due to an overall decline in yields on interest earning assets, partially offset by overall declines in deposit rates, a change in deposit mix to lower costing deposits, and an increase in noninterest bearing demand deposits.

Average loans receivable decreased $3.8 million or 1.4% for the three months ended September 30, 2003 compared to the same period in 2002 primarily due to the repayment of construction loans in the 2003 period.  Due to the nature of construction loans, the outstanding balance of newly originated loans increases gradually during the life of the loan and repays in a lump sum.  The weighted average yield on loans receivable declined 60 basis points to 6.03% for the third quarter 2003.  The lower yields on loans receivable are due to the sustained decline in interest rates over the past two years affecting the yields on adjustable rate loans tied to rate indices as well as the yields on newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.

Securities available-for-sale and securities held-to-maturity increased slightly to $30.7 million average for the three months ended September 30, 2003 compared to $30.6 million average for the period ended September 30, 2002.The weighted average yield on securities available-for-sale was 3.26% and 5.20% for the three months ended September 30, 2003 and 2002, respectively, representing a 194 basis point decline.  The decline in yield was due to purchases of securities in the declining rate environment during 2002 and to a lesser extent, adjustable rate securities in the portfolio.  The weighted average yield on securities held-for-maturity was 3.34% for the three months ended September 30, 2003.  There were no securities held-for-maturity during the three months ended September 30, 2002.  Federal funds sold averaged $43.2 million and yielded 0.84% during the third quarter of 2003 compared to an average of $24.5 million yielding 1.70% for the same period in 2002.

Average loans receivable increased $5.1 million for the nine months ended September 30, 2003 compared to the same period in 2002.  The weighted average yield on loans receivable declined 65 basis points to 6.13% for the nine months ended September 30, 2003.  The lower yields on loans receivable are due to the sustained decline in interest rates over the past two years affecting the yields on adjustable rate loans tied to rate indices as well as the yields on newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.  Securities available for sale decreased $7.1 million or 21.9% for the nine months ended September 30, 2003 compared to the same period in 2002, in order to fund higher yielding loans, reduce higher cost funding sources and to reduce the exposure to a decline in market value in the event that market rates begin to rise.  The weighted average yield on securities available for sale was 3.37% and 5.50% for the nine months ended September 30, 2003 and 2002, respectively, representing a 213 basis point decline for the nine months ended September 30, 2003.  The decline in yield was due to purchases of securities in the declining rate environment during 2002 and to a lesser extent, adjustable rate securities in the portfolio. The weighted average yield on securities held-for-maturity was 3.30% for the nine months ended September 30, 2003.Federal funds sold averaged $33.0 million and yielded 1.09% during the nine months ended September 30, 2003 compared to an average of $28.6 million yielding 1.69% for the same period in 2002.

Average total deposits increased $16.4 million or 5.4% to $317.6 million during the third quarter of 2003 compared to $301.2 million during the third quarter of 2002.  Federal funds purchased and securities sold under agreements to repurchase averaged $606,000 and $1.8 million for the three months ended September 30, 2003 and 2002, respectively.  Average total other borrowings decreased slightly from $7.6 million the quarter ended September 30, 2002, to $7.5 million during the quarter ended September 30, 2003.  Other borrowings included advances from the Federal Home Loan Bank.  Junior subordinated debentures were reclassified as interest-bearing liabilities upon adoption of SFAS 150 and FIN 46 as previously discussed.  The average was $15.5 million for the three months September 30, 2003.

Average total deposits increased $8.9 million or 3.0% to $307.9 million during the nine months ended September 30, 2003 compared to $299.0 million during the nine months ended September 30, 2002.  Federal funds purchased and securities sold under agreements to repurchase averaged $686,000 and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively.  Average total other borrowings decreased $5.1 million or 40.4% to $7.5 million during the nine months ended September 30, 2003 compared to $12.6 million during the nine months ended September 30, 2002 reflecting a planned reduction in these relatively high cost funds provided for by a reduction in securities available for sale.  Junior subordinated debentures were reclassified as interest-bearing liabilities upon adoption of SFAS 150 and FIN 46 as previously discussed.  The average was $5.2 million for the nine months September 30, 2003.  This was not reported as an interest-bearing liability for the period ending September 30, 2002.

The weighted average cost of interest bearing liabilities declined 62 basis points to 1.51% during the third quarter of 2003 from 2.13% the during the third quarter of 2002.  This change was a result of a decrease in the weighted average cost of interest bearing deposits to 1.04% during the third quarter of 2003 compared to 2.01% during the third quarter of 2002.  The decline in the weighted average cost of deposits was due to a lower volume of higher-costing time certificates of deposit as well as lower rates on deposits.  The change in the composition of deposits reflects management’s emphasis on business banking at South Bay, which resulted in lower cost transaction deposit accounts.

The weighted average cost of interest bearing liabilities declined 66 basis points to 1.60% during the nine months ended September 30, 2003 from 2.26% the during the nine months ended September 30, 2002.  This change was a result of a decrease in the weighted average cost of interest bearing deposits to 1.36% during the nine months ended September 30, 2003 compared to 2.10% during the nine months ended September 30, 2002.  The decline in the weighted average cost of deposits was due to a lower volume of higher-costing time certificates of deposit as well as lower rates on deposits.  The change in the composition of deposits reflects management’s emphasis on business banking at South Bay, which resulted in lower cost transaction deposit accounts.

The weighted average cost of other borrowings was 4.71% during the third quarter of 2003 compared to 4.78% during the third quarter of 2002.

The weighted average cost of other borrowings was 4.76% during the nine months ended September 30, 2003 compared to 4.12% during the nine months ended September 30, 2002.  The increase was due to the maturity of lower costing borrowings.

Average noninterest-bearing demand deposits increased $22.1 million or 21.5% during the third quarter 2003 to $125.4 million from $103.2 million due to management’s emphasis on growth in business banking.

Average noninterest-bearing demand deposits increased $17.7 million or 17.7% during the nine months ended September 30, 2003 to $117.8 million from $100.1 million due to an increase in business transaction accounts.

The following table presents the components of net interest income for the three months ended September 30, 2003 and 2002.

Average Balance Sheet and

Analysis of Net Interest Income

	Three months ended
	September 30, 2003			September 30, 2002
	Average Amount	Weighted Interest Income/ Expense	Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$43,228	92	0.84%	$24,454	$105	1.70%
Interest-bearing deposits with other financial institutions	363	5	5.39%	—	—	—
Securities available-for-sale	28,341	231	3.26%	30,621	401	5.20%
Securities held-to-maturity	2,395	20	3.34%	—	—	—
Loans receivable (1) (2)	257,328	3,914	6.03%	261,109	4,363	6.63%
Total interest earning assets	331,655	4,262	5.10%	316,184	4,869	6.11%

Noninterest earning assets:
Cash and due from banks - demand	22,764			20,051
Other assets	22,032			23,827
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(3,480)			(5,927)
Total assets	$372,971			$354,135

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$29,781	21	0.28%	$27,970	$86	1.22%
Money market and savings	102,838	181	0.70%	91,443	388	1.68%
Time certificates of deposit:
$100,000 or more	27,504	163	2.35%	41,801	172	1.63%
Under $100,000	32,158	138	1.70%	36,808	357	3.85%
Total time certificates of deposit	59,662	301	2.00%	78,609	529	2.67%
Total interest-bearing deposits	192,281	503	1.04%	198,022	1,003	2.01%
Other borrowings	7,500	89	4.71%	7,638	92	4.78%
Junior subordinated debentures	15,464	228	5.85%	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	606	3	1.96%	1,782	21	4.68%
Total interest-bearing liabilities	215,851	823	1.51%	207,442	1,116	2.13%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	125,363			103,220
Other liabilities	620			2,994
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—			14,524
Minority interest of the preferred stock of subsidiary	—			869
Shareholders’ equity	31,137			25,086
Total liabilities and shareholders’ equity	$372,971			$354,135

Net interest income (spread)		$3,439	3.59%		$3,753	3.98%

Net yield on earning assets (2)			4.11%			4.71%

(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $239,000 and $116,000 for the three months ended September 30, 2003 and 2002, respectively.

The following table presents the components of net interest income for the nine months ended September 30, 2003 and 2002.

	Nine months ended
	September 30, 2003			September 30, 2002
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$32,974	268	1.09%	$28,588	$361	1.69%
Interest-bearing deposits with other financial institutions	338	5	1.95%	—	—	—
Securities available-for-sale	25,296	640	3.37%	32,383	1,331	5.50%
Securities held-to-maturity	807	20	3.30%	—	—	—
Loans receivable (1) (2)	264,345	12,121	6.13%	259,211	13,115	6.78%
Total interest earning assets	323,760	13,054	5.39%	320,182	14,807	6.18%

Noninterest earning assets:
Cash and due from banks - demand	21,884			20,251
Other assets	21,574			24,035
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,161)			(5,925)
Total assets	$363,057			$358,543

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$28,349	110	0.52%	$27,762	$243	1.17%
Money market and savings	97,077	736	1.01%	85,037	1,087	1.71%
Time certificates of deposit:
$ 100,000 or more	30,172	429	1.90%	46,545	673	1.93%
Under $100,000	34,526	657	2.54%	39,586	1,117	3.77%
Total time certificates of deposit	64,698	1,086	2.24%	86,131	1,790	2.78%
Total interest-bearing deposits	190,124	1,932	1.36%	198,930	3,120	2.10%
Other borrowings	7,500	267	4.76%	12,592	388	4.12%
Junior subordinated debentures	5,155	228	5.91%	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	686	14	2.73%	2,562	116	6.05%
Total interest-bearing liabilities	203,465	2,441	1.60%	214,084	3,624	2.26%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	117,791			100,078
Other liabilities	743			3,666
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	9,689			14,520
Minority interest of the preferred stock of subsidiary	—			791
Shareholders’ equity	31,369			25,404
Total liabilities and shareholders’ equity	$363,057			$358,543

Net interest income (spread)		$10,613	3.79%		$11,183	3.92%

Net yield on earning assets (2)			4.38%			4.67%

(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $656,000 and $395,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Nine months ended September 30, 2003 vs 2002
			Net Increase (Decrease)
	Increase (decrease) due to:
	Volume	Rate

Interest Income:
Federal funds sold and securities purchased under agreement to resell	$55	$(148)	$(93)
Interest-bearing deposits with other financial institutions	5	—	5
Securities available-for-sale	(293)	(398)	(691)
Securities held-to-maturity	20	—	20
Loans receivable (2)	260	(1,254)	(994)

Total interest-earning assets	47	(1,800)	(1,753)

Interest Expense:
Interest-bearing deposits:
Demand	$5	$(138)	$(133)
Money market and savings	154	(505)	(351)
Time certificates of deposit:
$100,000 or more	(237)	(7)	(244)
Under $100,000	(143)	(317)	(460)

Total time certificates of deposit	(380)	(324)	(704)
Total interest-bearing deposits	(221)	(967)	(1,188)
Other borrowings	(157)	36	(121)
Junior subordinated debentures	228	—	228
Federal funds purchased and securities sold under agreements to repurchase	(85)	(17)	(102)
Total interest-bearing liabilities	(235)	(948)	(1,183)

Net interest income	$282	$(852)	$(570)

(1) The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2) Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

Provisions for credit losses were $10,000 and $1.3 million, for the three months and nine months ended September 30, 2003, respectively, compared to $1.5 million and $1.8 million for the three months and nine months ended September 30, 2002, respectively.  The decrease in provisions for credit losses during the third quarter 2003 was due to the decrease in loans outstanding for the period and the current adequacy of the allowance for credit losses based upon our analysis.  See Note 4 of Notes to Consolidated Financial Statements.

OTHER OPERATING INCOME

Other operating income increased to $397,000 during the third quarter of 2003 from $353,000 during the third quarter of 2002 primarily due to an increase in deposit-related and other customer service income.

Other operating income increased to $1.1 million during the nine months ended September 30, 2003 from $1.0 million during the nine months ended September 30, 2002 due to net gains on sales of securities of $100,000 for the 2003 period compared to no gains for the 2002 period and an $36,000 increase in deposit-related and other customer service income, offset by a loss on sale of other real estate owned in 2003 for $61,000.

Net gains on sales of securities are generated primarily in declining interest rate environments.    Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results, which may be obtained in future periods.

OTHER OPERATING EXPENSES

Other operating expense increased to $3.3 million for the three months ended September 30, 2003 compared to $3.0 million for the same period in 2002. Variances within operating expenses were reflected as follows; (i) salaries and related benefits expense increased $62,000, or 3.6%; (ii) client services expense decreased $26,000 or 16.8%; (iii) computer data processing expense increased $37,000 or 16.5%; (iv) legal serivces expense increased $50,000, or 69.4%; (v) other professional services expense increased $108,000 or 110.2%;  (vi) amortization of core deposit intangible expense increased $56,000; and (vii) promotion and other expenses decreased $46,000 or 52.9%.

Other operating expense increased by $400,000 to $10.1 million during the nine months ended September 30, 2003 compared to $9.7 million during nine months ended September 30, 2002.  This increase was reflected as follows; (i) salaries and related benefits expense increased $327,000, or 6.4%; (ii) net occupancy expense decreased $64,000 or 6.0%; (iii) client services expense decreased $152,000, or 25.3%;  (iv) legal services expense decreased $70,000, or 15.5%; and (v) amortization of core deposits expenses increased $168,000.

The increase in salary and related expense in the third quarter of 2003  is due to greater temporary help expense and an increase in incentive bonus accrual.  The temporary help expense is expected to decrease in later quarters, however, it will be largely offset by salary expense.  The decline in client services is primarily related to the decrease in services by the escrow customers. Although legal expenses increased in the third quarter of 2003 as compared to the third quarter of 2002, legal expenses for the nine months ending September 30, 2003 are 15.5% lower than the same period of 2002 primarily due to lower fees relating to credit collection. Other professional expense increased for the three months ended September 30, 2003 to $206,000 from $98,000 during the third quarter of 2002.  This increase is due to a sales training program, and an increase in audit fee and consulting fees.

MINORITY INTEREST IN THE COMPANY’S INCOME

The minority interest in the Company’s income of the guaranteed beneficial interest in the Company’s Junior Subordinated Debentures $380,000 for the three months ended September 30, 2002.  As a result of the reclassification pursuant to FIN 46 effective July 1, 2003, no such minority interest expense was recorded for three months ended September 30, 2003.  The minority interest in the Company’s income of the guaranteed beneficial interest in the Junior Subordinated Debenture was $456,000 and $1,153,000 for the nine months ended September 30, 2003 and 2002, respectively.  This reduction reflected, in part, the reclassification.

This reduction also reflected the effect of an interest rate swap agreement that the Company entered into in January 2003 in which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating interest rate based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The weighted average cost of the Trust Preferred Securities/Junior Subordinated Debentures was 5.83% and 10.25% for the nine months ended September 30, 2003 and 2002, respectively.  On July 25, 2003 the interest rate reset to 5.70% per annum.

This swap transaction is designated as a fair value hedge.  Accordingly, a $545,000 decrease in the fair value of the swap was recorded in income for the three-month period ended September 30, 2003.  The terms of the swap are symmetrical with the terms of the Junior Subordinated Debentures, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Junior Subordinated Debentures.  Accordingly, an offsetting charge to earnings was recorded for the three months ended September 30, 2003 to reflect the increase in the fair value of the Junior Subordinated Debentures.  See Note 10 of Notes to Consolidated Financial Statements.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	September 30, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$3,096	$—	$—	$3,096
GNMA-issued/guaranteed mortgage pass through certificates	454	13	—	467
Other U.S. Government and federal agency securities	7,256	46	—	7,302
FHLMC/FNMA-issued mortgage pass through certificates	6,315	197	—	6,512
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	703	—	18	685
Mutual funds	10,000	—	36	9,964
Privately issued corporate bonds, CMO and REMIC securities	3,426	7	145	3,288
	$31,250	$263	$199	$31,314

FRB and other equity stocks	$1,869	—	—	$1,869

September 30, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury securities	$—	$—	$—	$—
GNMA-issued/guaranteed mortgage pass through certificates	—	—	—	—
Other U.S. Government and federal agency securities	—	—	—	—
FHLMC/FNMA-issued mortgage pass through certificates	4,869	23	—	4,892
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	—	—
Mutual funds	—	—	—	—
Privately issued corporate bonds, CMO and REMIC securities	—	—	—	—
	$4,869	$23	$—	$4,892

	December 31, 2002
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$998	$—	$1	$997
GNMA-issued/guaranteed mortgage pass through certificates	2,409	73	—	2,482
FHLMC/FNMA-issued mortgage pass through certificates	12,370	506	—	12,876
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	4,544	44	—	4,588
Privately issued corporate bonds, CMO and REMIC securities	5,503	12	288	5,227
	$25,824	$635	$289	$26,170

FRB and other equity stocks	$2,018	—	—	$2,018

As of September 30, 2003 the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.  The Company had no securities classified as held-to-maturity at December 31, 2002.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans:
Secured by one to four family residential properties	$6,540	3%	$10,797	4%
Secured by multifamily residential properties	10,912	4%	12,596	5%
Secured by commercial real properties	121,364	49%	119,872	44%
Other - secured and unsecured	78,151	32%	86,015	32%
Real estate construction and land development	28,506	12%	37,934	14%
Consumer installment, home equity and unsecured loans to individuals	2,594	1%	5,566	1%
Total loans outstanding	248,067	100%	272,780	100%

Deferred net loan origination fees and purchased loan discount	(602)		(457)
Loans receivable, net	$247,465		$272,323

Total loans outstanding decreased by $24.7 million to $248.1 million at September 30, 2003 compared to $272.8 million at December 31, 2002 as loan payoffs exceeded loan originations.  While all loan categories reflects declines except for commercial real estate loans, the payoffs were primarily in the construction loans.  Due to the nature of construction loans, the outstanding balance of newly originated loan increases gradually during the life of the loan and repays in a lump sum.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	September 30, 2003	December 31 2002
	(Dollars in thousands)
Nonaccrual loans	$442	$5,787
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	51	209
Nonperforming loans	493	5,996
Other real estate owned	1,000	1,000
Other nonperforming assets	—	—
Total nonperforming assets	$1,493	$6,996

Allowance for credit losses as a percent of nonaccrual loans	811.8%	83.7%
Allowance for credit losses as a percent of nonperforming loans	727.8%	80.8%
Total nonperforming assets as a percent of loans receivable	0.6%	2.6%
Total nonperforming assets as a percent of total shareholders’ equity	4.8%	22.4%

Nonaccrual loans decreased $5.3 million at September 30, 2003 to $442,000 from $5.8 million at December 31, 2002 due primarily to collection of nonaccrual loans and loan charge offs. There was $51,000 loans past due 90 days or more and still accruing interest at September 30, 2003 compared to $209,000 at December 31, 2002.  As a result, the amount of nonperforming assets at September 30, 2003 decreased 78.7% to $1.5 million from  $7.0 million at December 31, 2002.

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

Loans charged off during the third quarter and first nine months of 2003 were $7,000 and $2.9 million, respectively, compared to $2.2 million and $4.0 million during the third quarter and first nine months of 2002, respectively.  Recoveries of loans previously charged off were $133,000 and $327,000 during the third quarter and first nine months of 2003 compared to $16,000 and $352,000 during the third quarter and first nine months of 2002, respectively.  See Note 4 of Notes to Consolidated Financial Statements.

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

TOTAL DEPOSITS

Total deposits were $315.4 million and $298.7 million at September 30, 2003 and December 31, 2002, respectively.  Noninterest-bearing demand deposits and money market deposits were $127.4 million and $59.8 million, respectively, at September 30, 2003 compared to $107.6 million and $43.1 million, respectively, at December 31, 2002. The increase in these accounts is attributable to an emphasis on growing business banking, particularly at South Bay, which generates transaction deposit accounts.  Interest-bearing demand deposits, which are largely limited to individuals, decreased to $28.1 million at September 30, 2003 from $30.5 million at December 31, 2002.  Savings deposits increased to $43.4 million at September 30, 2003 compared to $42.2 million at December 31, 2002 reflecting the relative higher yields being paid on this deposit type.  Time certificates of deposit (“TCDs”) decreased significantly to $56.7 million at September 30, 2003 from $75.4 million at December 31, 2002.  This decrease is due to an emphasis on growing lower cost transaction accounts. Additionally, TCDs $100,000 and over decreased due to the termination of a $15.0 million public funds deposit partially offset by $5.0 million of brokered TCDs in January 2003.  Brokered TCDs at September 30, 2003 were $5.0 million. There were no brokered TCDs at December 31, 2002.

FEDERAL FUNDS SOLD AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds sold and securities sold under agreements to repurchase at September 30, 2003 were $397,000 compared to $1.5 million at year-end 2002.  The decline is due to the planned runoff of the higher costing liabilities at South Bay.

OTHER BORROWINGS

Other borrowings were $7.5 million at September 30, 2003 and December 31, 2002 representing advances from the Federal Home Loan Bank.

JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Junior Subordinated Debentures were $15.5 million at September 30, 2003, reflecting the reclassification of trust preferred securities formerly reflected as minority interest.  See Note 9 in Notes to Consolidated Financial Statements.

SHAREHOLDERS’ EQUITY

Shareholders’ equity declined from $31.2 at December 31, 2002 to $30.9 million at September 30, 2003 due to the net loss for the nine months ended September 30, 2003 and the declines in market value of securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At September 30, 2003 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for the Company and the Banks as of September 30, 2003 and December 31, 2002.

Regulatory Capital Information

of the National MercantileBancorp and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	September 30, 2003	December 31, 2002
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	8.50%	8.60%
Tier 1 risk-based capital	4.00%	N/A	10.89%	10.57%
Total risk-based capital	8.00%	N/A	13.69%	13.31%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	7.38%	7.20%
Tier 1 risk-based capital	4.00%	6.00%	9.99%	9.89%
Total risk-based capital	8.00%	10.00%	11.25%	11.15%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.57%	9.38%
Tier 1 risk-based capital	4.00%	6.00%	12.15%	10.90%
Total risk-based capital	8.00%	10.00%	13.39%	12.15%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

The Company’s cash and due from banks was $22.6 million on September 30, 2003 compared to $18.9 million on December 31, 2002.  Federal funds sold were $42.0 million and $18.7 million for September 30, 2003 and December 31, 2002, respectively.  Mercantile had $5.0 million and South Bay had $12.0 million in Federal funds lines with correspondent banks as of September 30, 2003.

National Mercantile is a legal entity separate and distinct from the Banks, and therefore it must provide for its own liquidity.  National Mercantile’s principal sources of funds are proceeds from the sales of securities and dividends or capital distributions from the Banks.  In addition to its own operating expenses, National Mercantile is responsible for the payment of the interest on the outstanding Junior Subordinated Debentures.  The semi-annual interest payments on the Junior Subordinated Debentures, under the terms of the indenture, are deferrable at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.

National Mercantile’s cash and due from banks was $711,000 on September 30, 2003 compared to $120,000 at December 31, 2002.

The payment of dividends by National Mercantile is limited by the terms of the Trust Preferred Securities indenture.  National Mercantile may not declare or pay any dividends or other distributions on its common stock or preferred stock if it is in default under the terms of the indenture or if it has elected to defer payments of interest on the Trust Preferred Securities.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $63.8 million at September 30, 2003, a change from an asset sensitive position of $41.2 million at December 31, 2002.  This change resulted primarily from an increase in assets repricing in less than three months, consisting of federal funds sold, securities and due from banks – interest bearing partially offset by a decrease in adjustable loans receivable and securities available for sale.  Rate-sensitive liabilities increased only $947,000, consisting of an increase in demand, money market and savings and other borrowings, offset by a decrease in time certificates of deposit.

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

Rate-Sensitive Assets and Liabilities

	September 30, 2003 Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$42,000	$—	$—	$—	$42,000
Securities at amortized cost	15,924	615	5,056	14,524	36,119
Due from banks - interest bearing	1,500	728	—	—	2,228
FRB and other stock, at cost	—	—	—	1,869	1,869
Loans receivable (1)	183,393	6,546	41,129	15,955	247,023
Total rate-sensitive assets	242,817	7,889	46,185	32,348	329,239

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	131,317	—	—	—	131,317
Time certificates of deposit	24,950	24,787	6,571	379	56,687
Other borrowings	—	5,897	2,000	—	7,897
Total rate-sensitive liabilities	156,267	30,684	8,571	379	195,901
Interest rate-sensitivity gap	86,550	(22,795)	37,614	31,969	133,338
Cumulative interest rate-sensitivity gap	$86,550	$63,755	$101,369	$133,338
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	155%	134%	152%	168%

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

In October 2002,  Mercantile executed an informal non-binding memorandum of understanding (“MOU”),  with the OCC relating to its interest rate risk management.  The MOU provided for Mercantile to take certain actions that the OCC believed would strengthen Mercantile’s interest rate risk management process, including the review of its interest rate risk limits and interest rate risk modeling assumptions and the retention of an independent consultant to conduct a review of Mercantile’s interest rate risk measurement processes.  Mercantile completed the actions provided in the MOU and was informed by the OCC that the MOU has been terminated.

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

We establish allowances for credit losses against each segment of our loan portfolio.  At September 30, 2003, our allowance for credit losses equaled 1.5% of loans receivable and 727.8% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of September 30, 2003, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At September 30, 2003, a large majority of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

(b) Reports on Form 8-K.

Form 8-K, reporting the Company’s press release regarding second quarter 2003 operating results was filed August 6, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Mercantile Bancorp
(Registrant)

DATE:	November 14, 2003	/s/ Scott A. Montgomery
Scott A. Montgomery
Chief Executive Officer

DATE:	November 14, 2003	/s/ David R. Brown
David R. Brown
Principal Financial and Principal Accounting Officer