Form 10KSB
period 2003-12-31
NATIONAL MERCANTILE BANCORP
filed 2004-03-31
CIK 714801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐  Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from        to       .

Commission File Number 0-15982

NATIONAL MERCANTILE BANCORP

(Exact name of small business issuer in its charter)

California	95-3819685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Century Park East Los Angeles, California	90067
(Address to principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 277-2265 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value Series A Noncumulative Convertible Perpetual Preferred Stock (Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes         ☐   No

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the registrant’s knowledge, in definitive in response or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year:  $18.5 million.

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 19, 2004, was approximately $28.3 million.

The number of shares of Common Stock, no par value, of the issuer outstanding as of March 19, 2004 was 2,900,003.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company’s 2004 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 9-12 and 14 and is of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):      ☐ Yes   ☒    No

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB

For the Fiscal Year Ended December 31, 2003

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

CRITICAL ACCOUNTING POLICIES

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

We operate throughout the west side of Los Angeles County including the South Bay, Century City and San Fernando Valley with banking offices in Century City, Torrance, Encino and El Segundo and a loan production office in Beverly Hills.  Additionally, we target Orange County businesses through our loan production office in Costa Mesa, California.  Our targeted market niches for businesses include the entertainment industry, the healthcare industry, professional services providers, the real estate escrow industry, property managers and community-based nonprofit organizations.    Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom we attract by establishing relationships with business management firms) and others affiliated with the entertainment industry.  Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.  Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.  Additionally, we target developers of small commercial real estate properties and residential properties – including small home tracks and luxury homes for resale.  Furthermore, we provide loans for the purchase or refinance of commercial properties including owner-occupied business facilities and retail properties.

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

Client service decisions and day-to-day operations are maintained at the Banks.  National Mercantile offers the advantages of affiliation with a multi-bank holding company by providing expanded client support services, such as increased client lending capacity, business cash management, and centralized administrative functions, including client services, support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions.  All of these centralized services are designed to enhance the ability of the relationship manager to expand their client relationship base.

At December 31, 2003, we had total assets of $355.2 million, total loans, net, of $256.6 million and total deposits of $298.7 million.

Corporate History

Mercantile was organized in 1981 as a national banking association and commenced operations through an office in Century City in 1982.  In 1983 National Mercantile was organized under the laws of the State of California and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the ‘‘BHCA’’), to serve as a holding company for Mercantile.

In March 2001, Mercantile opened a regional office in Encino, California which expanded our client-focused niche banking services to the San Fernando Valley area of Los Angeles.  In January 2004, Mercantile opened a loan production office in Beverly Hills, California to focus on providing banking services to those affiliated with the healthcare industry.

In December 2001, National Mercantile acquired South Bay, which had offices in Torrance and El Segundo.   In January 2004, South Bay opened a loan production office in Costa Mesa, California to expand our lending services to the Orange County area of Southern California.

Competition

The banking and financial services industry in California generally, and in the Banks’ market areas specifically, is highly competitive.  The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.  Our primary service area is dominated by a relatively small number of major banks that have many offices operating over a wide geographical area.  We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.  Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than us.  Nondepository institutions can be expected to increase the extent to which they act as financial intermediaries.  Large institutional users and sources of credit may also increase the extent to which they interact directly, meeting business credit needs outside the banking system.  Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode.  In addition, many of the major commercial banks operating in our primary service area offer services, such as trust services, which are not offered directly by us and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.

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

Supervision and Regulation

General

Banking is a highly regulated industry.  Congress and the states have enacted numerous laws that govern banks, bank holding companies and the financial services industry, and have created several largely autonomous regulatory agencies which have authority to examine and supervise banks and bank holding companies, and to adopt regulations furthering the purpose of the statutes.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, to protect depositors and the Federal Deposit Insurance Corporation (“FDIC”) insurance fund, and to facilitate the conduct of sound monetary policy; they were not adopted for the benefit of shareholders of the Company.  As a result, the Company’s financial condition, results of operations, ability to grow and engage in various business activities can be affected not only by management decisions and general economic conditions, but the requirements of applicable federal and state laws, regulations and the policies of the various regulatory authorities.

Further, these laws, regulations and policies are reviewed often by Congress, state legislatures and federal and state regulatory agencies.  Changes in laws, regulations and policies can materially increase in the cost of doing business, limit certain business activities, require additional capital, or materially adversely affect competition between banks and other financial intermediaries.  While it can be predicted that significant changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

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

Memorandum of Understanding

In October 2002, Mercantile executed an informal non-binding memorandum of understanding with the OCC relating to its interest rate risk management.  The memorandum provided for Mercantile to take certain actions that the OCC believed would strengthen Mercantile’s interest rate risk management process, including the review of its interest rate risk limits and interest rate risk modeling assumptions and the retention of an independent consultant to conduct a review of Mercantile’s interest rate risk management processes.  Mercantile substantially completed the actions provided in the MOU and was notified by the OCC that the MOU was terminated.

USA Patriot Act of 2001

The USA Patriot Act of 2001 (“Patriot Act”) is intended to strengthen the U.S law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and (iv) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

On April 30, 2003, the U.S. Treasury issued final regulations to implement section 326 of the Patriot Act requiring institutions to incorporate into their written money laundering plans a customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person’s identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.  We have established policies and procedures implementing the requirements of the Patriot Act.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide: (i) initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; (ii) annual notices of their privacy policies to current customers; and (iii) a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Interagency Guidance on Response Programs to Protect Against Identity Theft

On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance: (i) interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and (ii) describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

FDIC

The Banks are subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act because their deposit accounts are insured by the FDIC under the Bank Insurance Fund (“BIF”).

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation ( “FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The FICO has established assessment rates effective for the first quarter of 2004 at approximately $.0154 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay has an accumulated surplus of $130,000 as of December 31, 2003.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

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

As a condition to the approval of National Mercantile’s acquisition of South Bay, National Mercantile agreed with the Federal Reserve that it would maintain its and each of the Bank’s regulatory capital ratios in the well capitalized category for the three years following the closing date of the acquisition, December 14, 2001.  At December 31, 2003, each of the Banks and National Mercantile exceeded the required ratios for classification as well capitalized.

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

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards.  These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.  Under these standards, an insured depository institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problem assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

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

Employees

At December 31, 2003, we had 95 full-time equivalent employees.  None of the employees is covered by a collective bargaining agreement.  We consider our employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

National Mercantile leases approximately 14,000 square feet in an office building at 1880 Century Park East, Los Angeles, California, which serves as its administrative headquarters.  The rent for the period January 2004 to April 2014 is $2.23 per square foot or $30,952 per month, subject to an annual CPI adjustment and for changes in property taxes and operating costs.  The lease for the former administrative offices at 1840 Century Park East was scheduled to expire in October 2004, however, the lease was terminated in January 2004 by agreement with the landlord.

Mercantile’s principal banking office is located in 7,715 square feet in an office building at 1840 Century Park East, Los Angeles, California.  The effective rent is $3.00 per square foot or $23,145 per month.  The lease expires in October 2004.  We have entered into a lease for approximately 1,800 square feet at 1880 Century Park East, Los Angeles, California in which we will relocate Mercantile’s principal banking office anticipated in June 2004.

Mercantile also leases an approximately 1,650 square foot facility in Encino, California for the primary purpose of providing branch banking operations in the San Fernando Valley.  The lease expires in May 2004 and we are currently negotiating a renewal of the lease.

South Bay owns a two-story stand alone office building at 2200 Sepulveda Boulevard, Torrance, California, which serves as its principal banking office.  South Bay also leases an approximately 1,500 square foot facility in El Segundo, California for the primary purpose of providing branch banking operations in the Los Angeles airport area.  The El Segundo lease expires in June 2004 and we are currently negotiating for another office space in the area.

We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow.  We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business.  We believe that the outcome of these matters existing as of December 31, 2003 will not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock and Series A Noncumulative Convertible Perpetual Preferred Stock (the “Series A Preferred”) of National Mercantile are traded on the Nasdaq SmallCap Market, under the symbols MBLA and MBLAP, respectively.  The following table shows the high and low trade prices of the Common Stock and Series A Preferred for each quarter of 2002 and 2003 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

	Common Stock		Series A Preferred
Quarter Ended:	High	Low	High	Low
March 31, 2002	$6.90	$5.45	$13.03	$11.90
June 30, 2002	6.75	5.16	13.05	12.50
September 30, 2002	6.20	5.01	11.90	10.00
December 31, 2002	7.00	5.81	14.40	12.00
March 31, 2003	7.45	6.52	15.75	12.00
June 30, 2003	7.35	6.57	14.60	13.00
September 30, 2003	8.39	7.09	16.50	14.25
December 31, 2003	12.32	7.45	25.50	16.00

At March 19, 2004, National Mercantile had 150 shareholders of record for its Common Stock and 16 shareholders of record for its Series A Preferred.  The number of beneficial owners for the Common Stock and Series A Preferred is higher as many people hold their shares in “street” name.  At March 19, 2004, approximately 41% and 20% of the Common Stock and Series A Preferred, respectively, were held in street name.

National Mercantile has not paid a cash dividend on the Common Stock since July 1990, and has never paid a cash dividend on the Series A Preferred.  The Series A Preferred is entitled to a noncumulative cash dividend at a rate of 6.5% of its liquidation preference quarterly on the first day of January, April, July and October of each year, before any dividend may be declared upon or paid upon the Common Stock.  As a California corporation, under the California General Corporation Law, generally National Mercantile may not pay dividends in cash or property except (ii) out of positive retained earnings or (ii) if, after giving effect to the distribution, National Mercantile’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles).  At December 31, 2003, National Mercantile had an accumulated deficit of $13.9 million.  Further, it is unlikely that its assets will ever be at least 1.25 times its liabilities.  Accordingly, National Mercantile must generate net income in excess of $13.9 million before it can pay a dividend in cash or property.

In addition, National Mercantile may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its trust preferred securities.

Outstanding Awards Under All Equity Compensation Plans.  The following table sets forth as of December 31, 2003 information regarding outstanding options under all of our equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	495,883	$6.84	105,584

(1) Includes the 1996 Stock Incentive Plan and two stock option plans which have been terminated but under which there remain outstanding options to purchase an aggregate of 50,779 shares of our Common Stock.

ITEM 6.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

We recorded  net income of $207,000 for 2003 compared to a net loss of $253,000 for 2002.  On a per share basis, in 2003 we recorded a basic earnings per share of $0.08 and fully-diluted earnings per share of $0.05 compared to basic and fully-diluted loss of  $0.15 per share for 2002.  The increase in net earnings was primarily due to a  $660,000 decrease in provision for loan losses as well as a $627,000 decrease in interest expense on the Junior Subordinated Debentures partially offset by a $510,000 decrease in net interest income (excluding interest relating to the Junior Subordinated Debentures) and a $435,000 increase in operating expenses.   (The comparison of interest expense and net interest income considers the reclassification of the trust preferred securities discussed below in which interest on the trust preferred securities after June 30, 2003 is reflected in interest expense rather than as previously reported as minority interest in the Company’s income of the Junior Subordinated Debentures.)

Total assets at December 31, 2003 were $355.2 million compared to $355.4 million at year end 2002.  While total assets were nearly unchanged, the composition of assets at the year ends reflects a $12.1 million decrease in loans receivable and a $8.7 million decrease in federal funds sold offset by a $5.7 million increase in cash and due from banks – demand, a $4.4 million increase in due from banks – time.   Securities available-for-sale and securities held-to-maturity increased $4.7 million and $4.6 million, respectively at December 31, 2003 compared to the prior year end.  During the 2003 year, particularly in the third quarter,  we experienced a more rapid repayment of construction loans than funding of newly originated loans.  Due to the nature of construction loans, the outstanding balance of newly originated loans increases gradually during the life of the loan and repays in a lump sum.  The proceeds from loan repayments were redeployed into investment securities and interest-bearing balances at other banks.

The allowance for credit losses at December 31, 2003 was $3.6 million compared to $4.8 million at December 31, 2002.  The decrease is due to net charge-offs of $2.5 million partially offset by provisions to the allowance during the year of $1.3 million.

Total deposits at December 31, 2003 were $298.7 million unchanged from year-end 2002.  The composition of deposits at December 31, 2003, however,  reflects a $12.4 million increase in noninterest-bearing demand deposits and a $12.3 million increase in money market accounts offset by a $15.7 million decrease and a $4.6 million decrease in time certificates of deposit $100,000 and over, and under $100,000, respectively.  The change in the composition of deposits reflects management’s emphasis on business banking at South Bay generating lower cost transaction deposit accounts combined with more aggressive pricing of the higher cost time certificates of deposit.

In July 2001, National Mercantile formed National Mercantile Capital Trust (the “Trust”) as a Delaware statutory business trust for the exclusive purpose of issuing and selling trust preferred securities (the “Trust Preferred Securities”).  The trust utilized the proceeds from the issuance of the Trust Preferred Securities to purchase National Mercantile’s junior subordinated interest debentures (the “Junior Subordinated Debentures”).  Through June 30, 2003, the Company’s financial statements reflected the Trust as a consolidated subsidiary, with its Trust Preferred Securities reflected on the consolidated balance sheet as mezzanine equity, shown as guaranteed preferred beneficial interests in the Company’s Junior Subordinated Debentures, net, and payments on the Trust Preferred Securities set forth as expenses and classified as minority interest in the Company’s income of the guaranteed preferred beneficial interest in the Junior Subordinated Debentures.

The Company implemented FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities effective July 1, 2003 resulting in the Trust no longer being a consolidated subsidiary of the Company for financial reporting purposes.  As a result: (i) the Company’s balance sheets as of dates on or after July 1, 2003 no longer reflect the Trust Preferred Securities as mezzanine equity but instead reflect the Junior Subordinated Debentures as liabilities, and (ii) the Company’s statements of operations incorporating periods on or after July 1, 2003, no longer reflect interest payments on the Junior Subordinated Debentures for periods on or after July 1, 2003 as expenses classified as minority interest  in the Company’s income of the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures but rather as interest expense.  As discussed below, this has a significant effect on comparisons of net interest income for periods prior to July 1, 2003 and after implementation.

Table 1

Operations Summary

	Year Ended December 31, 2003			Year Ended December 31, 2002
		Increase (Decrease)
		Amount	%
	(Dollars in thousands)
Interest income	$17,124	$(2,448)	(12.5)%	$19,572
Interest expense	3,180	(1,484)	(31.8)%	4,664
Net interest income	13,944	(964)	(6.5)%	14,908
Provision for credit losses	1,265	(660)	(34.3)%	1,925
Other operating income	1,376	(126)	(8.4)%	1,502
Other operating expense	13,296	435	3.4%	12,861
Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debenture-net	456	(1,081)	(70.3)%	1,537
Series A Preferred Stock of South Bay Bank, N.A.	—	(213)	N/A	213
Income before income taxes	303	429	(340.5)%	(126)
Income taxes	96	(31)	(24.4)%	127
Net income (loss)	$207	$460	(181.8)%	$(253)

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

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for credit losses is increased by the provision for credit losses charged to expense and reduced by loans charged off, net of recoveries. The allowance for credit losses is determined based on management’s assessment of several factors: (i) reviews and evaluation of individual loans including underlying cash flow and collateral values, (ii) the level of and changes in classified and nonperforming loans, (iii) historical loan loss experiences, (iv) changes in the nature and volume of the loan portfolio, and (v) current economic conditions and the related impact on specific borrowers and industry groups.

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

On a periodic basis -twice in 2003- we engage an outside loan review firm to review our loan portfolio, risk grade accuracy and the reasonableness of loan evaluations.  Annually, this outside loan review team analyzes our methodology for calculating the allowance for credit losses based on our loss histories and policies.

Each Bank’s board of directors reviews the adequacy of that Bank’s allowance for credit losses on a quarterly basis.  We utilize our judgment to determine the provision for credit losses and establish the allowance for credit losses.  We believe, based on information known to management, that the allowance for credit losses at December 31, 2003 was adequate to absorb inherent losses in the existing loan portfolio.  However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default.  Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

Goodwill and Other Intangible Assets

As discussed in Note 2 of the Notes to Consolidated Financial Statements, we must assess goodwill and other intangible assets each year, or more frequently upon the occurrence of certain events, for impairment.  Impairment is the condition that exists when the carrying amount of the asset exceeds its implied fair value.

The goodwill impairment test involves comparing the fair value of South Bay with its carrying amount, including goodwill.  We retained an independent valuation consultant to evaluate the goodwill as of October 1, 2003.  The valuation consultant conducted the analysis utilizing two valuation methods – the income approach and the market approach.

The income approach measures the present worth of anticipated future net cash flows generated by South Bay.  Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment as well as residual value and cost of capital.  Our forecasts were for a three-year period reflecting average annual asset growth of 12.8%, an average loan to deposit ratio of 97.5%, an average net interest margin of 5.1%, and average annual return on assets of 1.0%.  A 10.8% cost of capital and a $29.1 million residual value was utilized in the analysis to discount the projected cash flows.

The market approach derives a valuation by analyzing the prices at which shares of capital stock of reasonably similar companies are trading in the public market, or the transaction price at which similar companies have been acquired.  The analysis identified ten transactions during the period from January 2001 through September 2003 involving seller companies with similarities to South Bay in size and operating characteristics.  Transaction multiples were considered for purchase price to (i) earnings, and (ii) total assets.  The purchase price to earnings multiple for the South Bay acquisition was 11.38 compared to a range from 8.03 to 33.37 with an average of 17.62% for the transactions studied.  The South Bay transaction purchase price to total assets multiple was 0.15 compared to a range of 0.08 to 0.33 with an average of 0.20 for the comparable transactions.

The consultant also analyzed our stock price as part of their market approach analysis.  This analysis involved applying price multiples based on our stock price at or near the valuation date to the performance measures of South Bay.  Additionally, the consultants considered guideline companies operating in the same market segment as South Bay.  The stock trading values of similar companies was not considered reliable due to the small volume of trading activity, however, the results were not inconsistent with those of the transaction method.

The fair value indications derived from the income approach was $28.2 million and from the two market approaches, transaction and stock price analysis, $26.8 million and $22.1 million, respectively.  The fair value of South Bay under both approaches exceeds the carrying value at October 1, 2003 of $20.3 million, therefore, goodwill is not considered impaired.  The testing of goodwill and other intangible assets for impairment requires re-measurement of fair values.  If the future fair values were materially less than the recorded value, we would be required to take a charge against earnings to write down the goodwill and other intangible assets to the lower value.

Deferred Tax Assets

At December 31, 2003 we had total deferred tax assets of $7.0 million of which $6.9 million is represented by (i) federal NOLs of $18.9 million, which begin to expire in 2009; (ii) California NOLs of $766,000 which will expire in 2004.  In order to utilize the benefit of the deferred tax assets related to the NOLs, we must generate aggregate taxable income equal to the amount of the NOLs during the period prior to their expiration.

If future taxable income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized.  A valuation allowance may be established to reduce the deferred tax asset to its realizable value.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that we determine that a valuation allowance to the deferred tax asset is necessary.  Our deferred tax assets are described further in Note 6 of the Notes to Consolidated Financial Statements.

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

Net interest income decreased $1.0 million to $13.9 million during 2003 compared to $14.9 million during 2002. The decrease was attributable to the reclassification of Trust Preferred Securities, discussed above, and lower yields on earning assets, partially offset by a greater volume of average earning assets, a greater volume of noninterest-bearing liabilities, a lower volume of average interest-bearing liabilities and a lower cost of interest-bearing liabilities.  The reclassification of Trust Preferred Securities resulted in the $454,000 of payments on the Junior Subordinated Debentures being classified as interest in 2003, while no interest expense was recorded in 2003 on the Trust Preferred Securities.  The net yield on earning assets in 2003 declined to 4.29% for 2003 from 4.73% for 2002 (the net yield on earning assets in 2003 would have been 4.43% without the reclassification  of the Trust Preferred Securities).

Average earning assets increased $9.5 million to $324.8 million during 2003 compared to 2002 while the average yield on earning assets declined 0.94 % from 6.21% to 5.27%.  Total interest income decreased $2.4 million signficantly due to the lower yields on earning assets offset only slightly by the greater  average earning assets.  The lower yields are due to the sustained decline in interest rates over the past three years impacting the yields on adjustable rate earning assets as well as newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.

Interest income from loans decreased $1.7 million during 2003 due to a 81 basis point (one basis point is equal to .01%) decline in yield, partially offset by a $6.3 million increase in average loans receivable.  The average amount of securities available-for-sale decreased $7.4 million while the average yield declined 144 basis points resulting in a $741,000 decrease in interest income.  Interest income from federal funds sold decreased approximately $73,000 despite $7.3 million greater average volume due to a 57% decrease in average yield.

Average interest-bearing liabilities decreased $7.1 million to $205.3 million during 2003 compared to $212.4 million during 2002.  Interest expense decreased  $1.5 million  for 2003 compared to 2002 due to the lower average volume of interest bearing liabilities and a 65 basis point decline in the average cost of funds for 2003.  Average interest-bearing liabilities decreased $14.8 million and interest expense declined $1.9 million without the reclass of the Trust Preferred Securities into liabilities.  The decrease in the cost of funds was due to the overall lower interest rate environment during 2003 and a change in the composition of interest-bearing liabilities to lower cost funds.  Relatively high-cost other borrowings, consisting primarily of advances from the Federal Home Loan Bank, averaged $7.5 million in 2003 compared to $11.3 million in 2002.  The average amount of moderate-cost time certificates of deposit decreased $21.9 million while lower-cost money market and savings deposits and interest-bearing demand deposits increased $12.3 million and $0.2 million, respectively.

Noninterest-bearing demand deposits averaged $119.8 million during 2003 compared to $102.2 million in 2002.  Shareholders’ equity averaged $31.6 million during 2003 compared to $25.9 million during the prior year primarily due to the sale and issuance of $7.7 million common shares in December 2002.

While Mercantile and South Bay had similar volumes of interest earning assets, a significant difference existed in the composition of South Bay’s interest earning assets and the related yields.  Accordingly, the acquisition of South Bay in December 2001 has affected the net interest spread during the 2002 and 2003 periods as compared to 2001.  During 2003 average loans receivable of South Bay were $22.4 million, or 19%, greater than Mercantile’s average loans receivable while lower-yielding Federal funds sold and investment securities at South Bay were $25.8 million less than Mercantile.  The greater relative volume of higher yielding earning assets at South Bay than Mercantile increased the yield of our total interest earning assets approximately 0.42% in 2003.

Significant differences in the composition and related costs of funding liabilities between Mercantile and South Bay also affected our net interest spread and net yield on earning assets for the 2003 periods.  Average noninterest bearing deposits at Mercantile for the year ended December 31, 2003 were $56.8 million greater than South Bay while average interest bearing liabilities at Mercantile were $41.8 million less than South Bay.  During 2003, time certificates of deposit averaged $19.5 million and $44.8 million at Mercantile and South Bay, respectively, with rates of 1.49% and 2.34%, respectively.  The greater relative volume of higher costing funding liabilities at South Bay than Mercantile has increased the rate on our total interest bearing liabilities approximately 0.58% in 2003.

In 2003 we replaced higher costing liabilities at South Bay with Federal funds purchased from Mercantile in order to lower our overall cost of funds.  Additionally, we allocated greater resources to South Bay, primarily in salaries, to increase its emphasis on business banking.  Management expects this emphasis to result in further diversification of the loan portfolio through growth of commercial loans, in additional to growth of lower cost funds, particularly noninterest bearing.

Table 2

Ratios to Average Assets

	2003	2002
Net interest income	3.82%	4.15%
Other operating income	0.38%	0.42%
Provision for credit losses	(0.35)%	(0.54)%
Other operating expense	(3.64)%	(3.58)%
Minority interest in the Company’s junior subordinated deferrable interest debenture-net	(0.12)%	(0.43)%
Income before income taxes	0.09%	0.02%

Net income	0.06%	(0.07)%

Interest Rate Spread and Net Interest Margin

We analyze earnings performance using, among other measures, the interest rate spread and net interest margin.  The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities.  Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets.  Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes to the relative amount of interest earning assets and interest bearing liabilities.  Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board.  Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate.  Table 4 presents the weighted average yield on each category of interest earning assets, the weighted average rate paid on each category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for 2003, 2002 and 2001.  We had no tax exempt interest income for 2003, 2002 or 2001.

Our net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources.  Average noninterest bearing demand deposits totaled $119.8 million, representing 38.7% of average deposits, during 2003, compared to $102.2 million, representing 34.0% of average deposits, during 2002.  Of these noninterest bearing demand deposits during 2003, $27.0 million or 22.5% of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $23.9 million or 23.4% of average noninterest bearing deposits during 2002.  While these deposits are noninterest bearing, they are not cost free funds.  Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by us to the extent that such depositors maintain certain average noninterest bearing deposits.  Customer service expense is classified as other operating expense.  If customer service expenses related to escrow customers had been classified as interest expense, our reported net interest income for 2003 and 2002, would have been reduced by $132,000 and $206,000, respectively, and the net interest margin for 2003 and 2002 would have decreased 6 basis points and 7 basis points, respectively.  Similarly, this would create identical reductions in other operating expense.     The expense associated with these deposits declined in 2003 from 2002 despite the increase in volume because we reduced the amount of third-party customer services provided for these depositors.

Table 3

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	2003 vs 2002			2002 vs 2001
			Net Increase (Decrease)			Net Increase (Decrease)
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$119	$(192)	$(73)	$192	$(572)	$(380)
Due from banks - interest bearing	5	—	5	—	—	—
Securities available-for-sale	(370)	(371)	(741)	(1,164)	(420)	(1,584)
Securities held-to-maturity	38	—	38	—	—	—
Loans receivable (2)	435	(2,112)	(1,677)	12,075	(4,342)	7,733
Total interest-earning assets	227	(2,675)	(2,448)	11,103	(5,334)	5,769

Interest Expense:
Interest-bearing deposits:
Demand	$3	$(199)	$(196)	$178	$52	$230
Money market and savings	203	(724)	(521)	1,162	(755)	407
Time certificates of deposit:
$100,000 or more	(307)	(3)	(310)	619	(1,183)	(564)
Under $100,000	(200)	(476)	(676)	1,397	(246)	1,151
Total time certificates of deposit	(507)	(479)	(986)	2,016	(1,429)	587
Total interest-bearing deposits	(301)	(1,402)	(1,703)	3,356	(2,132)	1,224
Other borrowings	(161)	44	(117)	(463)	(70)	(533)
Junior subordinated debentures (3)	454	—	454	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	(98)	(20)	(118)	79	18	97
Total interest-bearing liabilities	(106)	(1,378)	(1,484)	2,972	(2,184)	788

Net interest income	$333	$(1,297)	$(964)	$8,131	$(3,150)	$4,981

(1)   The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to ‘(i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)   Table does not include interest income that would have been earned on nonaccrual loans.

(3)   The implementation of FASB Interpretation No. 46, effective July 1, 2003 resulted in the reclassification of the Company’s Junior Subordinated Debentures from mezzanine equity to liabilities and the related interest to interest expense after June 30, 2003.

Table 4

Average Balance Sheet and

Analysis of Net Interest Income

	2003			2002			2001
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$33,829	$359	1.06%	$26,514	$432	1.63%	$21,446	$812	3.79%
Due from banks - interest bearing	1,304	17	1.30%	1,348	12	0.89%	—	—	—
Securities available-for-sale	25,672	911	3.55%	33,077	1,652	4.99%	51,665	3,236	6.26%
Securities held-to-maturity	3,254	38	1.17%	—	—	—	—	—	—
Loans receivable (1) (2)	260,756	15,799	6.06%	254,424	17,476	6.87%	113,615	9,743	8.58%
Total interest earning assets	324,815	$17,124	5.27%	315,363	$19,572	6.21%	186,726	$13,791	7.39%

Noninterest earning assets:
Cash and due from banks - demand	22,171			20,775			11,698
Other assets	21,859			28,348			4,900
Allowance for credit losses and net unrealized (loss) gain on sales of securities available-for-sale	(4,025)			(5,652)			(2,794)
Total assets	$364,820			$358,834			$200,530

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$28,269	$126	0.45%	$28,024	$322	1.15%	$9,562	$92	0.96%
Money market and savings	98,763	905	0.92%	86,444	1,426	1.65%	40,396	1,019	2.52%
Time certificates of deposit:
$100,000 or more	29,150	535	1.84%	45,770	845	1.85%	31,807	1,409	4.43%
Under $100,000	33,316	783	2.35%	38,606	1,459	3.78%	6,975	308	4.42%
Total time certificates of deposit	62,466	1,318	2.11%	84,376	2,304	2.73%	38,782	1,717	4.43%
Total interest-bearing deposits	189,498	2,349	1.24%	198,844	4,052	2.04%	88,740	2,828	3.19%
Other borrowings	7,500	361	4.81%	11,308	478	4.23%	20,865	1,011	4.85%
Junior subordinated debentures (3)	7,733	454	5.87%	—	—	—	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	609	16	2.63%	2,294	134	5.84%	733	37	5.05%
Total interest-bearing liabilities	205,340	3,180	1.55%	212,446	4,664	2.20%	110,338	3,876	3.51%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	119,789			102,213			58,883
Other liabilities	845			3,716			1,197
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net (3)	7,267			14,525			7,592
Shareholders’ equity	31,579			25,934			22,520
Total liabilities and shareholders’ equity	$364,820			$358,834			$200,530

Net interest income (interest rate spread)		$13,944	3.72%		$14,908	4.01%		$9,915	3.88%

Net yield on earning assets (2)			4.29%			4.73%			5.31%

(1)          The average balance of nonperforming loans has been included in loans receivable.

(2)          Yields and amounts earned on loans receivable include loan fees of $882,000, $645,000 and $403,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)          The implementation of FASB Interpretation No. 46, effective July 1, 2003 resulted in the reclassification of the Company’s Junior Subordinated Debentures from mezzanine equity to liabilities and the related interest to interest expense after June 30, 2003.

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

During 2003, we provided $1.3 million to the allowance for credit losses to maintain an adequate allowance after the charge-off of various loans.  In 2003 net charge-offs were $2.5 million compared to $3.6 million in 2002.  Management determined that a decrease in the allowance for credit losses was warranted due to the reduction in nonperforming loans.

Based on continued loan growth, the relative uncertainty regarding the state of the economy, the level of nonperforming loans and a relatively constant level of charge offs, it is anticipated that regular provisions for credit losses will be made during 2004.  Credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors which are beyond management’s control.  Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the allowance for credit losses.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by us and our regulators may indicate a requirement for increases in the allowance for credit losses through  additions to the provision for credit losses.

Other Operating Income

Other operating income was $1.4 million and $1.5 million in 2003 and 2002, respectively.  During 2003 we recorded a net gain of $51,000 on the sales of securities available-for-sale.  In 2002, there were no sales of securities and therefore, no gains nor losses on sales of securities.  Fee income related to international services was $44,000 in 2003 compared to $37,000 in 2002.  Investment services fees remained stable at $84,000 in 2003 compared to $82,000 in 2002.  Deposit related services were $1.3 million in 2003 as compared to $1.4 million in 2002.  In 2003 we recorded a loss of $136,000 on the sale or write-down of  OREO.

Other Operating Expenses

Other operating expense increased $435,000 to $13.3 million in 2003, compared to $12.9 million during 2002.  Salaries and related benefits increased $381,000 or 5.6 % to $7.2 million, primarily due to the addition of business development staff.  Other professional services expense increased 57.2 % to $833,000 due to costs associated with problem loan resolution, goodwill and intangible valuation and expanded internal audit reviews.  Legal expenses decreased 12.6 % to $473,000 during 2003 from $541,000 during 2002 largely due to decreased activity required for loan collections at both Banks.  During 2003, $223,000 was recorded for the amortization of core deposit intangibles associated with the South Bay acquisition.  Customer services expense declined $93,000 during 2003 due to the decline in interest rates resulting in the bank paying for fewer third-party services, such as accounting and bookkeeping services, for its escrow and title insurance depositors.

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

At December 31, 2003, our deferred tax asset totaled $7.0 million, respectively, with no recorded valuation allowance.

For tax purposes at December 31, 2003, we had (i) federal net operation loss carryforwards (“NOLs”) of $18.9 million, which begin to expire in 2009; (ii) California NOLs of $766,000 which will expire in 2004; (iii) a federal alternative minimum tax (“AMT”) credit carryforward of $298,000, and (iv) a California AMT credit carryforward of $16,000.  The California NOL was scheduled to expire in 2002, however, the state legislature suspended NOL utilization and extended the related carryforward expiration.  The AMT credits carryforward indefinitely.

An income tax provision of $96,000 was recorded for 2003.  During 2002, a $127,000 income tax provision was recorded despite the net loss as taxable income was greater than the reported results of operations due to non-deductible expenses for tax purposes.

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

Accumulated Other Comprehensive Income

Changes in the unrealized gain on available-for-sale securities, net of taxes is the only component of our other comprehensive income.  At December 31, 2003 the net unrealized gain on available-for-sale securities, net of taxes was $71,000 compared to $202,000 at December 31, 2002.  During 2003 there was a $131,000 net unrealized holding loss.

FINANCIAL CONDITION

Regulatory Capital

The following table sets forth the regulatory standards for well-capitalized banks and our regulatory capital ratios as of December 31, 2003 and 2002.

Table 5

Regulatory Capital Information

of the National Mercantile and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	December 31,
			2003	2002
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	8.69%	8.60%
Tier 1 risk-based capital	4.00%	N/A	11.02%	10.57%
Total risk-based capital	8.00%	N/A	13.84%	13.31%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	8.13%	7.20%
Tier 1 risk-based capital	4.00%	6.00%	10.88%	9.89%
Total risk-based capital	8.00%	10.00%	12.13%	11.15%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.44%	9.38%
Tier 1 risk-based capital	4.00%	6.00%	11.18%	10.90%
Total risk-based capital	8.00%	10.00%	12.37%	12.15%

Our Tier 1 capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $31.2 million and $29.9 million at December 31, 2003 and 2002, respectively.  National Mercantile’s Tier 1 capital increased in 2003 as a result of retained earnings, exercised stock options and a reduction of disallowed deferred tax asset.  Federal Reserve capital rules allow trust preferred securities to represent 25% of Tier 1 capital with the balance treated as Tier 2 capital for the Total Risk-based Capital Ratio.  At December 31, 2003 and 2002, Trust Preferred Securities represented $10.6 million and $10.3 million, respectively, of National Mercantile’s Tier 1 capital, and $4.4 million and $4.7 million, respectively, of its Tier 2 capital.  Disallowed against National Mercantile’s Tier 1 capital is $3.2 million of goodwill recorded in the acquisition of South Bay, $1.9 million of other intangible assets and $5.9 million of deferred tax asset based upon estimated earnings.  A reduction in estimated earnings will increase the amount of the disallowed deferred tax asset and will have the effect of reducing our regulatory capital.

Mercantile’s Tier 1 capital was $15.7 million and $12.6 million at December 31, 2003 and 2002, respectively.  The increase in Tier 1 capital during 2003 was due to the decrease of the disallowed portion of the deferred tax asset related to the NOL.  Because the allowable portion of the deferred tax asset is based upon our estimated twelve-month’s earnings of the consolidated entity, as discussed above, an increase in estimated earnings will likewise increase Mercantile’s regulatory capital.

South Bay’s Tier 1 capital at December 31, 2003 was $15.4 million compared to $17.0 million at December 31, 2002.  The decrease is due to an increase in the goodwill disallowed for regulatory purposes.

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

Our deposit base provides the majority of funding requirements.  Average deposits, a relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 84.8 % and 83.9 % of funding for average total assets during 2003 and 2002, respectively.  The other borrowings, specifically Federal Home Loan Bank (“FHLB”) advances, which averaged $7.5 million during 2003 compared to $11.3 million during 2002, and federal funds purchased and securities sold under agreements to repurchase, which averaged $609,000 in 2003 compared to $2.3 million in 2002, comprise the balance of the liability funding.  The decline in relatively high-cost other borrowings during 2002 was offset by deposits and capital sources of funding.

Liquidity is also provided by assets such as federal funds sold and securities purchased under resale agreements that may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $33.8 million during 2003, as compared to $26.5 million during 2002.

The portfolio of available-for-sale securities is an additional source of liquidity, which averaged $25.7 million during 2003 compared to $33.1 million in 2002.  The securities available-for-sale increased in 2003 due to the deployment of funds into securities pending redeployment into loans.  The unpledged portion of investment securities at December 31, 2003 totaled $15.6 million and was available as collateral for borrowings.  At December 31, 2003 an additional $2.3 million borrowing capacity remained on pledged securities.  Maturing loans also provide liquidity, of which $79.9 million of the Banks’ loans are scheduled to mature in 2004.

Net cash provided by operating activities totaled $2.4 million in 2003 compared to $2.5 million in 2002.  The primary source of funds is net income from operations adjusted for provision for credit losses and depreciation and amortization.  Net cash used in investing activities totaled $426,000 in 2003 compared to $407,000 net cash provided by investing activities in 2002.  The decrease in cash provided by investing activities resulted from an increase in purchase of securities available-for-sale and securities held-to-maturity partially offset by an increase in the proceeds from sales and repayments of securities available-for-sale and a decrease in net loan originations.  Net cash used in financing activities was $581,000 in 2003 compared to $17.1 million provided by financing activities in 2002.  The decrease in 2003 resulted primarily from a decrease in other borrowed funds offset by an increase in demand, money market and savings deposits.

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

Table 6 compares our interest rate gap position as of December 31, 2003 and 2002.  The gap report shows a cumulative one year interest rate asset sensitivity gap of $85.9 million at December 31, 2003, a change from an asset sensitivity gap of $36.7 million at December 31, 2002.  The increase in asset sensitivity was due to a $21.0 million increase in loans receivable maturing or repricing in less than one year , an increase of $13.7 in securities-available-for-sale maturing or repricing in less than one year and a reduction in time certificates of deposit of $25.6 million maturing in less than one year partially offset by an increase in immediately repricable interest-bearing demand, money market and savings deposits of $7.9 million ..  The greater volume of loans repricing within one year is due to the greater emphasis on growth in commercial loans which are typically adjustable rate loans.  The increase in interest-bearing demand, money market and savings deposits is due similarly to the emphasis on commercial borrowers as well as a change in mix from time certificates of deposit to savings deposits.  In the low interest rate environment, depositors have moved maturing time certificates of deposits to savings deposits.

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

Our asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since we have a large base of immediately adjustable interest bearing demand, savings and money market deposits.  However, since we are asset sensitive, in a period of rapidly declining interest rates, the rapid decline will have a negative effect on our net interest income as changes in the rates of interest bearing deposits historically have not changed proportionately with changes in market interest rates.  Additionally, in low and declinging interest rate environments, such as the environment experienced in 2003, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.  This condition will likewise have a negative impact on our net interest income.

Table 6

Rate-Sensitive Assets and Liabilities

	December 31, 2003
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$10,000	$—	$—	$—	$10,000
Securities available-for-sale, at amortized cost	10,507	4,186	4,875	11,309	30,877
Securities held to maturity	—	—	—	4,597	4,597
Due from banks - time	—	4,728	—	—	4,728
FRB and other stock, at cost	—	—	—	1,872	1,872
Loans receivable (1)	221,578	6,647	27,973	4,341	260,539
Total rate-sensitive assets	242,085	15,561	32,848	22,119	312,613

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	123,696	—	—	—	123,696
Time certificates of deposit	28,427	19,263	7,333	—	55,023
Other borrowings	—	399	—	—	399
Total rate-sensitive liabilities	152,123	19,662	7,333	0	179,118
Interest rate-sensitivity gap	89,962	(4,101)	25,515	22,119	133,495
Cumulative interest rate-sensitivity gap	$89,962	$85,861	$111,376	$133,495
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	159%	150%	162%	175%

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

We generally classify our investment securities as available-for-sale except for investment securities we have the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities.   There were no held-to-maturity securities at December 31, 2002.

Table 7 provides certain information regarding our investment securities.

Table 7

Estimated Fair Values of and Unrealized

Gains and Losses on Investment Securities

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$600	$—	$1	$599
GNMA-issued/guaranteed mortgage pass through certificates	351	12	—	363
Other U.S. government and federal agency securities	12,758	45	4	12,799
FHLMC/FNMA-issued mortgage pass through certificates	3,828	161	—	3,989
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	56	1	—	57
Mortgage mutual funds	10,000	—	98	9,902
Privately issued corporate bonds, CMO and REMIC securities	3,163	5	—	3,168
	$30,756	$224	$103	$30,877

FRB and other equity stocks	$1,872	—	—	$1,872

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,597	$43	$—	$4,640

	$4,597	$43	$—	$4,640

	December 31, 2002
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$998	$—	$1	$997
GNMA-issued/guaranteed mortgage pass through certificates	2,409	73	—	2,482
FHLMC/FNMA-issued mortgage pass through certificates	12,370	506	—	12,876
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	4,544	44	—	4,588
Privately issued corporate bonds, CMO and REMIC securities	5,503	12	288	5,227
	$25,824	$635	$289	$26,170

FRB and other equity stocks	$2,018	—	—	$2,018

At December 31, 2003, we held no securities from any issuer other than by U.S. government agencies and corporations in which the aggregate book value exceeded 10% of our shareholders’ equity.

Our present strategy is to stagger the maturities of investment securities to meet our overall liquidity requirements.  Table 10 sets forth information concerning the contractual maturity of and weighted average yield of our investment securities at December 31, 2003.

Table 8

Maturities of and Weighted Average Yields on

Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$599	1.13%	$—	—	$—	—	$—	—	$599	1.13%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	363	3.86%	363	3.86%
Other U.S. government and federal agencies	1,018	1.12%	4,542	1.98%	7,239	4.63%	—	—	12,799	3.41%
FHLMC/FNMA-issued mortgage pass-through certificates	6	7.10%	276	5.81%	1,019	3.33%	2,688	5.09%	3,989	4.69%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	57	7.27%	—	—	—	—	57	7.27%
Mortgage mutual funds	9,902	3.10%	—	—	—	—	—	—	9,902	3.10%
Privately issued corporate bonds, CMO’s and REMIC’s securities	3,168	2.02%	—	—	—	—	—	—	3,168	2.02%
	$14,693	2.65%	$4,875	2.26%	$8,258	4.47%	$3,051	4.94%	$30,877	3.30%

Amortized Cost	$14,299		$5,344		$8,204		$2,909		$30,756

FRB and other equity stocks	$1,872	0.00%	$—	—	$—	—	$—	—	$1,872	0.00%

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$—	—	$—	—	$4,597	4.58%	$—	—	$4,597	4.58%
	$—	—	$—	—	$4,597	4.58%	$—	—	$4,597	4.58%

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

Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated:

Table 9

Loan Portfolio Composition

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount (1)	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate loans:
Secured by one to four family residential properties	$8,167	3%	$10,797	4%	$27,069	10%	$6,578	6%	$4,405	6%
Secured by multifamily residential properties	13,071	5	12,596	5	8,492	3	3,765	3	5,355	7
Secured by commercial real properties	132,320	52	119,872	44	95,142	36	40,540	37	28,233	38
Real estate construction and land development	27,210	10	37,934	14	30,811	12	1,890	2	6	—
Commercial loans:
Other - secured and unsecured	76,699	29	86,015	32	85,292	33	53,433	48	33,221	45
Consumer installment, home equity and unsecured loans to individuals	3,510	1	5,566	1	15,306	6	4,373	4	2,863	4
Total loans outstanding	260,977	100%	272,780	100%	262,112	100%	110,579	100%	74,083	100%

Deferred net loan origination fees and purchased loan discount	(728)		(458)		(144)		(331)		(240)
Loans receivable, net	$260,249		$272,322		$261,968		$110,248		$73,843

(1)          Increase in loans receivable commencing in 2001 reflects the acquisition of South Bay in December, 2001.

Most of the our commercial loans are generally within $100,000 to $3.0 million and our consumer and home equity loans generally are less than $100,000.  The Banks may not make any loan, with certain limited exceptions, in excess of their loan to one borrower limit under applicable regulations ($2.7 million for Mercantile and $2.6 million for South Bay at December 31, 2003).  If a Bank’s borrower requests a loan in excess of these amounts we may originate the loan with the participation of the other Bank or other lenders.  At December 31, 2003 we had $10.5 million in loans originated and service by other banks in which we purchased a non-recourse participation.

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

Loan Concentrations

We provide banking services to the entertainment industry in Southern California.  Table 10 below presents information about the loans outstanding to entertainment related customers at December 31, 2003 and 2002.

Table 10

Industry Concentrations of Loans

	December 31,
	2003	2002
	(Dollars in thousands)
Entertainment industry-related loans:
Loans for single productions of motion picture and television feature films	$9,218	$6,652
Other loans to entertainment-related enterprises, such as television, music, film and talent agencies	15,508	19,620
Loans to individuals involved primarily in the entertainment industry	1,796	4,868
Total entertainment industry-related loans	$26,522	$31,140
Percent of total loans outstanding	10.2%	11.4%

Loan Rate Composition and Maturities

Of our total loans outstanding, excluding loans on nonaccrual, 81.7% and 68.7% had adjustable rates at December 31, 2003 and 2002, respectively.  Adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis.

Of our total loans outstanding, excluding nonaccrual loans, at December 31, 2003, 30.7% were due in one year or less, 46.8% were due in 1-5 years and 22.5% were due after 5 years.   As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us.  Because we are unable to estimate the extent to which its borrowers will renew their loans, Table 11 is based on contractual maturities.

Table 11

Loan Maturities

	December 31, 2003
	Interest rates are floating or adjustable	Interest rates are fixed or predetermined	Total
	(Dollars in thousands)

Aggregate maturities of total loans outstanding:
Commercial secured by real estate
In one year or less	$31,776	$8,546	$40,322
After one year but within five years	30,869	2,964	33,833
After five years	2,251	3,083	5,334
Commercial other secured and unsecured
In one year or less	12,706	2,299	15,005
After one year but within five years	43,659	22,571	66,230
After five years	46,702	403	47,105
Real estate construction and land development
In one year or less	7,229	1,893	9,122
After one year but within five years	10,320	2,164	12,484
After five years	5,005	309	5,314
Consumer installment, home equity lines of credit and unsecured loans to individuals
In one year or less	12,398	3,043	15,441
After one year but within five years	9,086	274	9,360
After five years	989	—	989
Total loans outstanding (1)	$212,990	$47,549	$260,539

(1)          Excluding nonaccrual loans

Loan Commitments

Off-Balance Sheet Credit Commitments and Contingent Obligations

We are a party to financial instruments with off-balance sheet credit risk in the normal course of business to meet the financing needs of our customers.  In addition to undisbursed commitments to extend credit under loan facilities, these instruments include conditional obligations under standby and commercial letters of credit.  Our  exposure to credit loss in the event of nonperformance by customers is represented by the contractual amount of the instruments.

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  We had outstanding loan commitments aggregating $64.5 million at December 31, 2003, substantially all of which were for real estate contruction and commercial lines of credit.

Standby letters of credit are conditional commitments issued by us to secure the financial performance of a customer to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We use the same credit underwriting policies in accepting such contingent obligations as it does for loans. When deemed necessary, we hold appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.  At December 31, 2003 letters of credit amounted to $1.3 million.

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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned.  Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings (“TDR’s”), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status, and are accruing interest as described below.  Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan.  Other than loans included in nonperforming assets at December 31, 2003, we had no loans that cause management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and we had no other interest earning assets that were considered impaired at December 31, 2003.  Information about nonperforming assets is presented in Table 12.

Table 12

Nonperforming Assets

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Nonaccrual loans	$438	$5,787	$7,807	$683	$932
Troubled debt restructurings	—	—	953	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	209	642	—	—
Nonperforming loans	438	5,996	9,402	683	932
Other real estate owned	925	1,000	—	—	382
Other assets-SBA guaranteed loan	—	—	—	—	150
Total nonperforming assets	$1,363	$6,996	$9,402	$683	$1,464

Allowance for credit losses as a percent of nonaccrual loans	829.9%	83.7%	83.8%	380.2%	203.4%
Allowance for credit losses as a percent of nonperforming loans	829.9%	80.8%	69.6%	380.2%	203.4%
Total nonperforming assets as a percent of loans receivable	0.5%	2.6%	3.6%	0.6%	2.0%
Total nonperforming assets as a percent of total shareholders’ equity	4.3%	22.4%	36.9%	3.3%	12.6%

Nonaccrual Loans. Nonaccrual loans are those loans for which management has discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest.  Our policy is to place a loan on nonaccrual status if either principal or interest payments are past due in excess of ninety days unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.

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

Nonaccrual loans decreased to $438,000 at December 31, 2003, from $5.8 million at December 31, 2002.  The decrease was primarily due to the charge off and collection of nonaccrual loans partially offset by the newly classified loans.  Nonaccrual loans at December 31, 2003 were comprised primarily of secured commercial loans.  The value of the collateral securing these loans may not be adequate to avoid a charge off of a portion of the credit.  The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $48,000 and $388,000 for 2003 and 2002, respectively.  Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income.  Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 1 basis point and 12 basis points for 2003 and 2002, respectively.

Troubled Debt Restructurings. A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan.  At December 31, 2003 and 2002 and for the years then ended we had no TDRs, accordingly, no interest income was recorded in 2003 and 2002 on TDRs.

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

There were no loans contractually past due and still accruing interest at December 31, 2003.  Loans contractually past due and still accruing interest totalled $209,000 at December 31, 2002.

Other Real Estate Owned.  We carry OREO at the lesser of our recorded investment or the fair value less estimated costs to sell. We periodically revalue OREO properties and charge other expenses for any further write-downs.  At December 31, 2003 we had $925,000 recorded as OREO and at December 31, 2002 we had $1.0 million recorded as OREO.

Impaired Loans.  Due to the size and nature of the our loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis.  At December 31, 2003 we had classified $408,000 of our loans as impaired for which $408,000 of specific reserves were allocated.  At December 31, 2002 we had classified $4.2 million of our loans as impaired for which $1.7 million of specific reserves were allocated.  The impaired loans are included in nonaccrual loans.  The average recorded investment in impaired loans during the year ended December 31, 2003, was $1.7 million and no interest income was recognized on these loans.

Foregone interest income attributable to nonperforming loans amounted to $48,000 in 2003 and $388,000 in 2002.  This resulted in a reduction in yield on average loans receivable of 2 basis points and 12 basis points for the years ended December 31, 2003 and 2002, respectively.

Allowance for Credit Losses

The calculation of the adequacy of the allowance for credit losses is based on a variety of factors (see Allowance for Credit Losses under Critical Accounting Policies).  Table 13 presents, at December 31, 2003 and the prior four years, the composition of our allocation of the allowance for credit losses to specific loan categories.  Our current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on our risk assessment.  This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends.  In addition, the portion of the allowance for credit losses allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance for credit losses is applicable to the entire portfolio.

Table 13

Allocation of Allowance For Credit Losses

	December 31,
	2003	%(1)	2002	%(1)	2001	%(1)	2000	%(1)	1999	%(1)
	(Dollars in thousands)

Commercial loans:
Secured by one to four family residential properties	$114	3%	$192	4%	$675	10%	$155	6%	$102	6%
Secured by multifamily residential properties	182	5	224	5	212	3	73	3	103	7
Secured by commercial real properties	1,843	51	2,129	44	2,376	36	842	37	659	38
Other - secured and unsecured	1,068	29	1,528	31	2,128	33	1,355	48	938	45
Real estate construction and land development	379	11	674	14	769	12	47	2	—	—
Consumer installment, home equity lines of credit and unsecured loans to individuals (1)	49	1	99	2	381	6	125	4	94	4
Allowance allocable to loans receivable	$3,635	100%	$4,846	100%	$6,541	100%	$2,597	100%	$1,896	100%

(1)          Percentage of loans in each category to total loans.

The allowance for credit losses at December 31, 2003 was $3.6 million compared to $4.8 million at December 31, 2002.  The decrease is due to net charge-offs of $2.5 million partially offset by  $1.3 million provision for credit losses.  Total loans charged-off in 2003 was $2.9 million.

The additional provisions to the allowance were recorded based upon our analysis of the adequacy of allowance for credit losses.  The allowance for credit losses for classified loans graded as “criticized” by our internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that we periodically evaluate.  The allowance for unsecured classified loans is based upon the severity of the credit weakness ranging from 3.0% for “special mention”, 15.0% for “substandard” to 50% for “doubtful”.  The volume of more severely classified loans – “substandard” and “doubtful” - declined to $690,000 at December 31, 2003 million from $8.7 million at year end 2002.

Table 14 presents an analysis of changes in the allowance for credit losses during the periods indicated:

Table 14

Analysis of Changes in Allowance for Credit Losses

	December 31,
	2003	2002
	(Dollars in thousands)

Balance, beginning of period	$4,846	$6,542
Loans charged off:
Real Estate loans:
Secured by one to four family residential properties	38	—
Secured by multifamily residential properties	—	—
Secured by commercial real properties	75	44
Real estate construction and land development	—	31
Commercial loans:
Other - secured and unsecured	2,697	3,849
Consumer installment, home equity lines of credit and unsecured loans to individuals	41	138
Total loans charged-off	2,851	4,062

Recoveries of loans previously charged off:
Real Estate loans:
Secured by one to four family residential properties	1	—
Secured by multifamily residential properties	—	—
Secured by commercial real properties	13	—
Real estate construction and land development	—	191
Commercial Loans
Other - secured and unsecured	291	189
Consumer installment, home equity lines of credit and unsecured loans to individuals	70	61
Total recoveries of loans previously charged off	375	441
Net (recoveries) charge-offs	2,476	3,621
Provision for credit losses	1,265	1,925
Allowance acquired in acquisition of South Bay Bank, N.A	—	—
Balance, end of period	$3,635	$4,846

Net loans (recoveries) charged-off as a percentage of allowance for credit losses	68.12%	74.72%
Net loans (recoveries) charged-off as a percentage of average gross loans outstanding during the period	0.95%	1.42%
Recoveries of loans previously charged off as a percentage of loans charged off in the previous year	9.23%	89.82%

Deposits

While South Bay historically has had a greater portion of its deposits from retail banking customers, we emphasize developing business client relationships at both Banks in order to increase our core deposit base.  We offer internet-based cash management services, and for many business customers, provide regular courier service between their business locations and our banking offices.  Additionally, we attract deposits in serving the specific market niches of escrow and title companies and nonprofit community organizations.  Each Bank offers its own rates in order to compete in its specific markets.  In 2002 we suspended the money desk operation for the generation of new deposits in order to reduce these higher cost deposits.

We experienced a 2.7% increase in average total deposits during 2003 compared to 2002. This increase in deposits occurred primarily as a result of growth of $17.6 million in non interest-bearing demand and $12.3 million increase in money market and savings accounts partially offset by a $21.9 million decrease in time certificates of deposit.

Table 15

Average Deposit Composition

	December 31,
	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits:
Real estate title and escrow company customers	$26,989	9%	$26,104	9%	$19,746	13%
Other noninterest-bearing demand	92,799	30%	76,109	25%	39,137	28%
Interest-bearing demand	28,269	9%	28,024	9%	9,562	6%
Money market and savings	98,764	32%	86,444	29%	40,396	27%
Time certificates of deposit:
Money desk	—	0%	2,558	1%	3,461	2%
Other:
$100,000 or more	29,150	9%	43,212	14%	26,021	18%
Under $100,000	33,316	11%	38,606	13%	9,300	6%
Total time certificates of deposit	62,466	20%	84,376	28%	38,782	26%
Total deposits	$309,287	100%	$301,057	100%	$147,623	100%

Table 16

Maturities of Time Certificates of Deposit

$100,000 or more

	December 31, 2003
	Money Desk	All Other	Total
	(Dollars in thousands)

Time certificates of deposit maturing:
In three months or less	$—	$15,494	$15,494
After three months but within six months	—	4,176	4,176
After six months but within twelve months	—	5,570	5,570
After twelve months	—	2,068	2,068
Total time certificates of deposit $100,000 or more	$—	$27,308	$27,308

	December 31, 2002
	Money Desk	All Other	Total
	(Dollars in thousands)

Time certificates of deposit maturing:
In three months or less	$400	$26,656	$27,056
After three months but within six months	100	4,722	4,822
After six months but within twelve months	—	9,396	9,396
After twelve months	100	1,632	1,732
Total time certificates of deposit $100,000 or more	$600	$42,406	$43,006

Borrowed Funds

Borrowed funds and related weighted average rates are summarized below in Table 17.

Table 17

Borrowed Funds

	2003				2002				2001
	Year-end		Average		Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Federal funds purchased and securities sold under repurchase agreements	$399	2.20%	$609	2.63%	$1,476	4.65%	$2,294	5.84%	$3,096	4.77%	$733	5.05%

Other borrowings	7,500	4.70%	7,500	4.81%	7,500	4.70%	11,308	4.23%	17,500	4.25%	20,865	4.85%

The maximum amount of securities sold with agreements to repurchase at any month end was $800,000, $11.7 million and $5.0 million during 2003, 2002 and 2001, respectively.

The maximum amount of other borrowings at any month end was $7.5 million during 2003 and $17.5 million during 2002.

At December 31, 2003,  $5.5 million of borrowed funds were scheduled to mature during 2004, and $2.0 million were scheduled to mature during 2005.

Junior Subordinated Debentures/Trust Preferred Securities

In 2001, National Mercantile, through National Mercantile Capital Trust I (the “Trust”), issued 15,000 of 10.25% fixed rate securities (the “Trust Preferred Securities”), with an aggregate liquidation amount of $15.0 million due July 25, 2031.  The Trust Preferred Securities represent undivided beneficial interests in the assets of the Trust and are unconditionally guaranteed by National Mercantile with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement. The Company issued the Trust Preferred Securities to generate regulatory capital at a relatively low cost (as payments of interest are deductible for income tax purposes).

The primary assets of the Trust are $15.5 million aggregate principal amount of National Mercantile 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“Junior Subordinated Debentures”) that pay interest each January 26 and July 26.  The interest is deferrable, at National Mercantile’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at National Mercantile’s option on or after five years from issuance at declining premiums to maturity.

The Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as of July 1, 2003 resulting in the deconsolidation of the Trust.  Accordingly, the Junior Subordinated Debentures have been classified in liabilities at December 31, 2003 and the related interest was classified as interest expense for the six months then ended.  For dates and periods prior to the adoption of FIN 46, the Trust Preferred Securities, net of the cost of issuance, were recorded as a minority interest – guaranteed preferred beneficial interests in the Company’s Junior Subordinated Debentures, net - and the related interest was recorded as a minority interest in the Company’s income.  The recorded balance of Junior Subordinated Debentures was $15.5 million at December 31, 2003.  For the year ended December 31, 2003, interest expense associated with the Junior Subordinated Debentures was $454,000 for the six month period following adoption of FIN 46 and the minority interest in the Company’s income of the trust subsidiary was $456,000 for the six months ended June 30, 2003 prior to adoption of FIN 46.  Minority interest in the Company’s income of the trust subsidiary was $1.6 million for the year ended December 31, 2002.

In January 2003, National Mercantile entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offerred Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At

December 31, 2003, we were paying an interest rate of 5.75% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of our 10.25% fixed rate Trust Preferred Securities in a low interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, no ineffectiveness will be recorded to current earnings related to the interest rate swap.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2003.

Table 18

Contractual Obligations

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(Dollars in thousands)
Commitment to fund loans	$64,540	$—	$—	$—	$64,540
Commitments under letters of credit	1,310	—	—	—	1,310
Deposits	291,384	6,954	379	—	298,717
Borrowings	5,899	2,000	—	15,464	23,363
Interest expense	1,777	3,192	3,170	43,721	51,861
Operating lease obligations	313	539	779	2,448	4,079
Purchase obligations	119	—	—	—	119
Other liabilities	1,405	—	—	—	1,405
Total	$366,747	$12,685	$4,328	$45,595	$429,355

The obligations are categorized by their contractual due dates.  Approximately $21.8 million of the commitments to fund loans relate to real estate contruction and are expected to fund within the next 12 months.  The balance of the commitments to fund loans is primarily revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon.  Additionally, payments due for deposits reflect the contractual terms with our depositors to withdraw deposits, however, we do not anticipate the withdrawl of these deposits.  Total contractual obligations, therefore, do not necessarily represent future cash requirements.  We may, at our option, prepay certain borrowings prior to their maturity date.  Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Ratios

The following Table 19 sets forth selected financial ratios:

Table 19

Selected Performance Ratios

	For the Year Ended December 31,
	2003	2002	2001

Return on average assets	0.06%	-0.07%	0.59%
Return on average shareholders’ equity	0.66%	-0.98%	5.13%
Average shareholders’ equity to average assets	8.66%	7.23%	11.23%

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1-Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

FACTORS, WHICH MAY AFFECT FUTURE OPERATING RESULTS

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

We establish allowances for credit losses against each segment of our loan portfolio.  At December 31, 2003, our allowance for credit losses equaled 1.40% of loans receivable and 829.9% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of December 31, 2003, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

Economic conditions may worsen.

Our business is strongly influenced by economic conditions in our market area (principally, the Greater Los Angeles metropolitan area) as well as regional and national economic conditions and in our niche markets, including the real estate and entertainment industries in Southern California.  During the past several years economic conditions, particularly in the real estate industry, have been favorable.  Should the economic condition in this market area deteriorate, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans.  In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

Because a significant amount of the loans we make are to borrowers in California, our operations could suffer as a result of local recession or natural disasters in California.

At December 31, 2003, almost all of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

Recent accounting changes may give rise to a future regulatory capital event that would reduce our consolidated capital ratios.

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we have deconsolidated the subsidiary trust which issued Trust Preferred Securities for National Mercantile, and effective July 1, 2003 its financial position and results of operations are not included in our consolidated financial position and results of operations.  Accordingly, the Trust Preferred Securities which had previously been reported as a minority interest have been replaced by the subordinated debt issued by National Mercantile to the trusts and are reported as a liability.

Under applicable regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier I capital, and the remaining portion will qualifies as Tier II capital.  On July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) affirming the historical capital treatment of trust preferred securities as Tier I capital despite the deconsolidation of the trusts holding the securities. SR 03-13 remained in effect at December 31, 2003, and we continue to include these securities in our Tier I capital. There remains the potential that this determination by the Federal Reserve Board may change at a later date.

If Tier I capital treatment for our Trust Preferred Securities were disallowed, there would be a reduction in our consolidated capital ratios. The following table shows as of December 31, 2003 (i) National Mercantile’s current capital position, (ii) our pro forma capital position if the Federal Reserve Board granted Tier II status to our Trust Preferred Securities, (iii) our pro forma capital position if the Federal Reserve Board excludes entirely our Trust Preferred Securities from capital, and (iv) the minimum regulatory capital requirements for well-capitalized status.

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio

(i) National Mercantile Bancorp	8.69%	11.02%	13.84%
(ii) Assuming Trust Preferred Securities only qualified as Tier II capital	5.75%	7.26%	13.91%
(iii) Assuming Trust Preferred Securities are excluded entirely from capital	5.75%	7.26%	8.52%
(iv) Minimum regulatory requirements for Capital Adequacy Purposes	4.00%	4.00%	8.00%

As the table shows, in the event that the Federal Reserve elected to change its position with regards to the capital treatment of Trust Preferred Securities we would remain above minimums for Federal Reserve capital adequacy guidelines.

Our ability to use our net operating losses may be limited.

As of December 31, 2003, we had net operating loss carryforwards of $18.5 million and $766,000 for federal and state tax purposes, respectively.  Our federal net operating loss carryforward begins to expire in 2009.  Our state net operating loss carryforwards continue to expire but remain available in reducing amounts through 2004.  Our ability to use these carryforwards in the future would be significantly limited if we experience an “ownership change” within the meaning of Section 382 of the Internal

Revenue Code.  If our use of these carryforwards is limited, we would be required to pay taxes on our taxable income to the extent our taxable income exceeded the limited amounts which could be offset, and our net income would be lower.

A significant portion of our loan portfolio consists of construction loans which have greater risks than loans secured by completed real properties

At December 31, 2003, we had outstanding construction loans in the amount of $27.2 million, representing 10.4% of our loan portfolio.  These types of loans generally have greater risks than loans on completed homes, multifamily and commercial properties.  A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project.  Price increases, delays and unanticipated difficulties can materially increase these costs.  Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project.  If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

We have goodwill from the acquisition of South Bay, which must be evaluated regularly for impairment

In connection with the acquisition of South Bay in December 2001, we recorded goodwill in the amount of $2.2 million.  We must evaluate the goodwill regularly for impairment. We had an unaffiliated consultant conduct goodwill impairment testing in the fourth quarter of 2003, and we determined that this goodwill was not impaired.  If in the future we determine that the goodwill is impaired, we would be required to write-off some or all of the goodwill, which could have a material adverse effect on our financial condition and results of operations.

We have a significant deferred tax asset and our ability to realize that asset depends in part on the certainty of future earnings

At December 31, 2003, we had a deferred tax asset of $7.0 million relating primarily to our NOLs.  If future taxable income should be less than the amount of the NOLs within the tax years to which it may be applied, the deferred tax asset may not be realized.  To support our position that the benefits of this asset will be realized, we must estimate future earnings.  These estimates are based on many factors, including prior periods results.  If we are unable to generate future earnings in an amount sufficient to support the asset, we would have to establish a valuation allowance and corresponding charge to earnings to reduce the deferred tax asset to its realizable value.  A material valuation allowance on this asset would have a material adverse effect on our results of operations and financial condition.

ITEM 7.     FINANCIAL STATEMENTS

The consolidated financial statements required by this Item are included herewith as a separate section of this Report as follows:

1.               Financial Statements

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

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

During the quarter ended December 31, 2003, there were no significant changes in our internal controls or in other factors that could significantly affect those controls.

PART III

ITEM 9.                 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will appear under the captions “Election of Directors,’’ ‘‘ Executive Officers,’’ and ‘‘Compliance with Section 16(a) Beneficial Ownership Reporting’’ in the Company’s proxy statement for the 2004 Annual Meeting of Shareholders (the ‘‘2004 Proxy Statement’’), and such information shall be deemed to be incorporated herein by reference to that portion of the 2004 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of  our most recently completed fiscal year.

ITEM 10.          EXECUTIVE COMPENSATION

The information required by this item will appear under the captions “Compensation of Executive Officers,” “Compensation of Directors,’’ ‘‘Summary Compensation Table,’’ ‘‘Report on Executive Compensation for 2003,’’ ‘‘2003 Option Exercises and Year-End Option Values” and “Compensation Committee Interlocks and Insider Participation’’ in the 2004 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to those portions of the 2004 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item will appear under the caption ‘‘Security Ownership of Principal Shareholders and Management’’ in the 2004 Proxy Statement, and such information either shall be deemed to be incorporated herein by reference to that portion of the 2004 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear under the caption ‘‘Certain Relationships and Related Transactions’’ in the 2004 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2004 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(c) Exhibits

See Index to Exhibits on page 66 of this Report on Form 10-KSB

(b) Reports on Form 8-K

On October 31, 2003, the Company filed a report on Form 8-K reporting under Item 5 the Company’s press release regarding third quarter 2003 operating results.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will appear under the caption “Independent Public Accountants” in the 2004 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2004 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

	By	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Date: March 29, 2004		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	ROBERT E. GIPSON
	Robert E. Gipson	Chairman of the Board	March 29, 2004

/s/	ROBERT E. THOMSON
	Robert E. Thomson	Vice Chair	March 29, 2004

/s/	DONALD E. BENSON
	Donald E. Benson	Director	March 29, 2004

/s/	JOSEPH N. COHEN
	Joseph N. Cohen	Director	March 29, 2004

/s/	W. DOUGLAS HILE
	W. Douglas Hile	Director	March 29, 2004

/s/	ANTOINETTE HUBENETTE, M.D.
	Antoinette Hubenette, M.D.	Director	March 29, 2004

/s/	SCOTT A. MONTGOMERY
	Scott A. Montgomery	Director, Chief Executive Officer	March 29, 2004

/s/	DION G. MORROW
	Dion G. Morrow	Director	March 29, 2004

/s/	CARL R. TERZIAN
	Carl R. Terzian	Director	March 29, 2004

/s/	DAVID R. BROWN
	David R. Brown	Principal Financial and Principal Accounting Officer	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors
of National Mercantile Bancorp and Subsidiaries:

We have audited the consolidated balance sheet of National Mercantile Bancorp (a California corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mercantile Bancorp and Subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As are further described in Note 1 to the consolidated financial statements, at July 1, 2003 the Company adopted FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, as revised, which required the deconsolidation of its trust subsidiaries that had issued its mandatorily redeemable preferred securities and to which the Company had issued its junior subordinated debentures.

Ernst & Young LLP

Los Angeles, California
February 13, 2004

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2003
(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$24,556
Due from banks-interest bearing	4,728
Federal funds sold and securities purchased under agreements to resell	10,000
Cash and cash equivalents	39,284
Securities available-for-sale, at fair value; aggregate amortized cost of $30,756	30,877
Securities held-to-maturity, at amortized cost	4,597
FRB and other stock, at cost	1,872
Loans receivable	260,249
Allowance for credit losses	(3,635)
Net loans receivable	256,614

Premises and equipment, net	5,444
Other real estate owned	925
Deferred tax asset	6,950
Goodwill	3,225
Intangible assets, net	1,854
Accrued interest receivable and other assets	3,564
Total assets	$355,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$119,998
Interest-bearing demand	29,349
Money market	55,422
Savings	38,925
Time certificates of deposit:
$100,000 or more	27,308
Under $100,000	27,715
Total deposits	298,717

Federal funds purchased and securities sold under agreements to repurchase	399
Other borrowings	7,500
Junior subordinated deferrable interest debentures	15,464
Accrued interest payable and other liabilities	1,405
Total liabilities	323,485

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 729,585 shares	5,959
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,772,279 shares	38,602
Accumulated deficit	(13,911)
Accumulated other comprehensive income	71
Total shareholders’ equity	31,721
Total liabilities and shareholders’ equity	$355,206

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$15,799	$17,488
Securities	949	1,652
Due from banks - interest bearing	17	—
Federal funds sold and securities purchased under agreements to resell	359	432
Total interest income	17,124	19,572
Interest expense:
Interest-bearing demand	126	322
Money market and savings	905	1,426
Time certificates of deposit:
$100,000 or more	535	845
Under $100,000	783	1,459
Total interest expense on deposits	2,349	4,052
Federal funds purchased and securities sold under agreements to repurchase	16	134
Junior subordinated deferrable interest debentures	454	—
Other borrowings	361	478
Total interest expense	3,180	4,664
Net interest income before provision for credit losses	13,944	14,908
Provision for credit losses	1,265	1,925
Net interest income after provision for credit losses	12,679	12,983
Other operating income:
Net gain on sale of securities available-for-sale	51	—
International services	44	37
Investment division	84	82
Deposit-related and other customer services	1,333	1,383
Loss on sale of other real estate owned	(136)	—
Total other operating income	1,376	1,502
Other operating expenses:
Salaries and related benefits	7,157	6,776
Net occupancy	1,329	1,368
Furniture and equipment	464	418
Printing and communications	504	562
Insurance and regulatory assessments	381	358
Client services	563	656
Computer data processing	994	953
Legal services	473	541
Other professional services	833	530
Amortization of core deposit intangible	223	223
Promotion and other expenses	375	476
Total other operating expenses	13,296	12,861
Income before income tax provision and minority interests	759	1,624

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	456	1,537
Series A Preferred Stock of South Bay Bank, N.A	—	213
Income (loss) before income tax provision	303	(126)
Income tax provision	96	127
Net income (loss)	$207	$(253)
Earnings (loss) per share:
Basic	$0.08	$(0.15)
Diluted	$0.05	$(0.15)

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(Dollars in thousands except share data)
Balance at December 31, 2001	750,580	$6,131	1,000	$1,000	1,623,467	$30,268	$1,824	$(13,802)	$56	$25,477
Preferred stock converted into common stock on a 2:1 basis	(15,595)	(128)			31,190	128				—
Common stock issued					1,006,287	7,572				7,572
Stock options exercised					18,600	86				86
Redemption of beneficial conversion rights of subsidiary preferred stock							(1,824)			(1,824)
Comprehensive income (loss):
Unrealized holding gain during the period, net									146	146
Net loss								(253)		(253)
Comprehensive loss										(107)
Balance at December 31, 2002	734,985	$6,003	1,000	$1,000	2,679,544	$38,054	$—	$(14,055)	$202	$31,204
Preferred stock converted into common stock on a 2:1 basis	(5,400)	(44)			10,800	44				—
Stock options exercised					81,935	504				504
Cumulative effect of change in accounting principal (Note 1)								(63)		(63)
Comprehensive income (loss):
Unrealized holding loss during the period, net									(131)	(131)
Net income								207		207
Comprehensive income										76
Balance at December 31, 2003	729,585	$5,959	1,000	$1,000	2,772,279	$38,602	$—	$(13,911)	$71	$31,721

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$207	$(253)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	479	693
Provision for credit losses	1,265	1,925
Valuation allowance for OREO	75	—
Gain on sale of securities available for sale	(51)	—
Loss on sales of OREO	61	—
Net amortization of premium on securities available-for-sale	239	238
Net amortization of premium on securities held-to-maturity	24	—
Net amortization of core deposit intangible	223	—
Net amortization of premium on loans purchased	281	348
Decrease in accrued interest receivable and other assets	132	1,340
Decrease in accrued interest payable and other liabilities	(545)	(1,800)
Net cash provided by operating activities	2,390	2,491
Cash flows from investing activities:
Purchase of securities available-for-sale	(33,339)	(8,002)
Proceeds from sales of securities available-for-sale	2,545	—
Proceeds from repayments and maturities of securities available-for-sale	25,674	23,367
Purchase of securities held-to-maturity	(5,021)	—
Proceeds from repayments and maturities of securities held-to-maturity	400	—
Proceeds from sales of OREO	474	—
Loan originations and principal collections, net	8,782	(15,324)
Redemption of Federal Reserve stock and other stocks	146	534
Purchases of premises and equipment	(87)	(168)
Net cash provided by (used in) investing activities	(426)	407
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	20,333	14,074
Net decrease in time certificates of deposit	(20,341)	(24,489)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(1,077)	(1,620)
Net decrease in other borrowings	—	(10,000)
Redemption of South Bay Bank preferred stock.	—	(2,500)
Net proceeds from issuance of common stock	—	7,572
Dividends paid on subsidiary preferred stock	—	(213)
Net proceeds from exercise of stock options	504	86
Net cash used in financing activities	(581)	(17,090)
Net increase (decrease) in cash and cash equivalents	1,383	(14,192)
Cash and cash equivalents, January 1	37,901	52,093
Cash and cash equivalents, December 31	$39,284	$37,901

Supplemental disclosures of cash flow information:
Cash paid for Interest	$3,885	$5,852
Cash paid for Income taxes, net	—	—
Unrealized gain on securitites available-for-sale, net of tax effect	71	146
Transfers to OREO from loans receivable, net	$535	$1,000

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, due from banks – interest bearing, federal funds sold and securities purchased under agreements to resell.

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

Securities held-to-maturity are debt instruments in which management has the positive intent and ability to hold to maturity and are carried at amortized cost.

Premiums or discounts on available-for-sale and held-to-maturity securities are amortized or accreted into income using the effective interest method.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings in the consolidated balance sheet.

The components of other comprehensive income together with total comprehensive income are reported in the consolidated statements of changes in shareholders’ equity.  The accumulated balance of other comprehensive income is reported as a net amount after taxes.

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share for the years ended December 31, 2003 and 2002 was 2,707,931 and 1,650,997, respectively.  Diluted earnings per share for the year ended December 31, 2003 was $0.05.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the year ended December 31, 2003 was 4,410,394.  The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)

For the year ended December 31, 2003:
Basic EPS	$207	2,707,931	$0.08

Effect of dilutive securities:
Options		76,294
Convertible preferred stock		1,626,169
Diluted earnings per share	207	4,410,394	$0.05

For the year ended December 31, 2002:
Basic and diluted loss per share	$(253)	1,650,997	$(0.15)

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

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  All options were granted at current market prices, accordingly, no compensation cost has been recognized for the plans.  Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made during 2003 and 2002.

Recent Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. One point of clarification in SFAS No. 149 was that loan commitments that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. We have no such commitments at December 31, 2003. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or operating results.

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

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 changes the consolidation requirements by requiring a variable interest entity to be consolidated by a company if that company is subject to the majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  In addition, FIN No. 46 requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.  The consolidation requirements of FIN No. 46 apply to variable interest entities created after January 31, 2003 and apply to existing variable interest entities no later than the end of the first interim or annual reporting period ending after March 15, 2004.

FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company adopted FIN 46 effective July 1, 2003 and accordingly recorded a cumulative-effect adjustment as of that date and reclassified the Junior Subordinated Debentures as other liabilities and the related interest as other interest expense.

FIN 46 may have an impact on the treatment of the Trust Preferred Securities we have issued and ability for those instruments to provide us with Tier I capital. FIN 46 required us to deconsolidate the trust entities that issued these Trust Preferred Securities. The Federal Reserve has issued regulations that allow for the inclusion of these instruments in Tier I capital regardless of the impact of FIN 46 on the consolidation of the trusts. There remains the potential that this determination by the Federal Reserve may be changed at a later date. We do not expect FIN 46 to have any other material impact on our financial condition or operating results.

Note 2—Goodwill and Other Intangible Assets

As of December 31, 2003, the Company had goodwill of $3.2 million and core deposit intangibles of $1.9 million from the South Bay acquisition.  In accordance with SFAS No. 142 goodwill is not amortized.  SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events.  During 2003, the required impairment tests of goodwill were conducted, and based upon these evaluations, the Company’s goodwill was not impaired at December 31, 2003.  The Company has no other indefinite-lived intangible assets.  The core deposit intangibles were estimated to have an original life of 10 years and 4 months. Amortization for intangibles for 2003 and each of the next five years is estimated to be $223,000 per year.

Note 3—Investment Securities

The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company’s investment securities available-for-sale and held-to-maturity at December 31, 2003:

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale

U.S. Treasury securities	$600	$—	$1	$599
GNMA-issued/guaranteed mortgage pass through certificates	351	12	—	363
Other U.S. government and federal agency securities	12,758	45	4	12,799
FHLMC/FNMA-issued mortgage pass through certificates	3,828	161	—	3,989
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	56	1	—	57
Mortgage mutual funds	10,000	—	98	9,902
Privately issued corporate bonds, CMO’s and REMIC’s securities	3,163	5	—	3,168
	$30,756	$224	$103	$30,877

FRB and other equity stocks	$1,872	$—	$—	$1,872

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity

FHLMC/FNMA-issued mortgage pass through certificates	$4,597	$43	$—	$4,640
	$4,597	$43	$—	$4,640

The Company had gross proceeds and gross realized gains related to the sale of investment securities of $2.5 million and $100,000, respectively, and gross realized losses related to a valuation reserve of $49,000 established on other-than-temporarily impaired securities, for the year ended December 31, 2003.  The Company had no sales of investment securities for the year ended December 31, 2002.

The estimated fair value and amortized cost of securities available-for-sale and held-to-maturity at December 31, 2003 by contractual maturity, are shown below:

Maturities of and Weighted Average Yields on

Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$599	1.13%	$—	—	$—	—	$—	—	$599	1.13%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	363	3.86%	363	3.86%
Other U.S. government and federal agencies	1,018	1.12%	4,542	1.98%	7,239	4.63%	—	—	12,799	3.41%
FHLMC/FNMA-issued mortgage pass-through certificates	6	7.10%	276	5.81%	1,019	3.33%	2,688	5.09%	3,989	4.69%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	57	7.27%	—	—	—	—	57	7.27%
Mortgage mutual funds	9,902	3.10%	—	—	—	—	—	—	9,902	3.10%
Privately issued Corporate bonds, CMO’s and REMIC’s securities	3,168	2.02%	—	—	—	—	—	—	3,168	2.02%
	$14,693	2.65%	$4,875	2.26%	$8,258	4.47%	$3,051	4.94%	$30,877	3.30%

Amortized Cost	$14,299		$5,344		$8,204		$2,909		$30,756

FRB and other equity stocks.	$1,872	0.00%	$—	—	$—	—	$—	—	$1,872	0.00%

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$—	—	$—	—	$4,597	4.58%	$—	—	$4,597	4.58%
	$—	—	$—	—	$4,597	4.58%	$—	—	$4,597	4.58%

Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Investment securities totaling $8.5 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 2003.

Impaired Securities

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus requiring certain disclosures for impaired securities as described in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, impaired securities are evaluated to determine if the impairments are other-than-temporary. For those securities that are identified as having an other-than-temporary impairment, the loss is reported as a reduction in current period income. For all other temporary impairments, the current period unrealized losses are recorded to other comprehensive income.

As of December 31, 2003, temporarily impaired securities had a fair value of $14.5 million and unrealized losses of $103,000.  Securities that were not impaired had a fair value of $22.8 million and unrealized gains of $267,000 at December 31, 2003.  The following table shows fair value and unrealized loss positions of temporarily impaired securities, categorized by whether the securities have been impaired for less than twelve months or if they have been impaired for twelve months or more as of December 31, 2003.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
U.S. Treasury obligations	$599	$1	$—	$—	$599	$1
Other U.S. government and federal agency securities	4,038	4	—	—	4,038	4
Mortgage mutual funds	9,902	98	—	—	9,902	98
Total temporarily impaired securities	$14,539	$103	$—	$—	$14,539	$103

The U.S. Treasury obligations and other U.S. government and federal agency securities are impaired due to declines in fair values resulting from increases in market interest rates from the time of purchase.  In total, there are three impaired securities.  None of the securities has exhibited a decline in value as a result of changes in credit risk.  As such, management does not consider the impairments on these securities to be other-than-temporary.

The impaired mortgage mutual fund is a fund holding primarily short duration fixed rate and adjustable rate mortgage securities that is valued at its closing net asset value.  The Company believes that the primary reason for the impairment of these securities is due to the volatility of interest rates.  The Company does not believe that the decline in the net asset value of these securities has given rise to an other than-temporary-impairment and furthermore, and it has the intent and ability to hold these securities for the foreseeable future, and therefore does not expect to realize a loss on the mutual fund investment.  As such, the Company does not consider the impairment on this security to be other-than-temporary.

Note 4—Loans Receivable and Allowance for Credit Losses

The following is a summary of the major categories of loans receivable outstanding at December 31, 2003:

2003
(Dollars in thousands)
Real Estate loans:
Secured by one-to-four family residential properties	$8,167
Secured by multifamily residential properties	13,071
Secured by commercial real properties	132,320
Real estate construction and land development	27,210
Commercial loans
Other, secured and unsecured	76,699
Home equity lines of credit	—
Consumer installment and unsecured loans to individuals	3,510
260,977
Unearned income	(728)
$260,249

Weighted average yield for loans at December 31	6.99%

At December 31, 2003, the Company had identified impaired loans with recorded investments of  $408,000.  At December 31, 2003, specific allowances for credit losses totaling $408,000 were established for these loans.  The average recorded investment of impaired loans was $1.7 million and $4.3 million during 2003 and 2002, respectively.  No interest income was recognized on impaired loans during the years ended December 31, 2003 and 2002.

In the normal course of business, the Banks may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Banks.  Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing.  The outstanding principal balance of these loans was $5.9 million at December 31, 2003 and $4.5 million at December 31, 2002.  During 2003 there were $1.7 million of advances and $1.2 million  of repayments.  Interest income recognized on these loans amounted to $322,000 and $374,000 during 2003 and 2002, respectively.  At December 31, 2003, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

The following is a summary of activity in the allowance for credit losses for the year ended December 31, 2003:

2003
(Dollars in thousands)

Balance, beginning of year	$4,846
Provision for credit losses	1,265
Loans charged off	(2,851)
Recoveries of loans previously charged off	375
Balance, end of year	$3,635

Total loans charged-off in 2003 was $2.9 million.  The additional provision for credit losses was recorded based upon the analysis of the adequacy of allowance for credit losses.  The allowance for credit losses for classified loans graded as “criticized” by the Company’s internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that is periodically evaluate.  The allowance for unsecured classified loans is based upon the severity of the credit weakness.

The following is a summary of nonperforming loans at December 31, 2003:

2003
(Dollars in thousands)

Nonaccrual loans	$438
Troubled debt restructurings	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—
$438

Interest foregone on nonperforming loans outstanding at December 31, 2003 and 2002 was $47,000 and $388,000, respectively.  Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

The ability of the Company’s borrowers to honor their loan agreements is substantially dependent upon economic conditions and real estate market values throughout the Company’s market area. At December 31, 2003, loans aggregating $180.8 million were collateralized by liens on residential and commercial real properties.  While the Company’s loan portfolio is generally diversified with regard to the industries represented, at December 31, 2003, the Company’s loans to businesses and individuals engaged in entertainment industry related activities amounted to $26.5 million.

Troubled Debt Restructurings. A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan.  At December 31, 2003 and 2002, the Company had no TDRs.

Note 5—Premises and Equipment and Lease Commitments

The following is a summary of the major components of premises and equipment at December 31, 2003:

2003
(Dollars in thousands)

Land	$1,392
Buildings	3,870
Leasehold improvements	1,464
Furniture, fixtures and equipment	5,499
12,225
Less accumulated amortization and depreciation	(6,781)
$5,444

Depreciation and amortization expense was $479,000 in 2003 and $456,000 in 2002.  Rental expense on operating leases included in occupancy expense in the Consolidated Statements of Operations was $808,000 in 2003 and $915,000 in 2002.

The future minimum annual rental commitments at December 31, 2003 are summarized below.

(Dollars in thousands)
For the year ended December 31,
2004	$313
2005	280
2006	259
2007	260
2008	519
Thereafter	2,448
$4,079

Note 6—Income Taxes

A deferred federal and state income tax provision of $96,000 and $127,000 was recognized during 2003 and 2002, respectively.

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2003 and 2002 to the income and the effective tax rate are as follows:

	2003	2002
	(Dollars in thousands)	(Dollars in thousands)

Tax provision (benefit) at statuory rate	$103	$(43)
Increase (reduction) in taxes resulting from:
Book deductions without tax benefit	(22)	151
Permanent differences	15	19
	$96	$127

The major components of the net deferred tax asset at December 31, 2003 are as follows:

(Dollars in thousands)	2003
Deferred tax assets:
Net operating losses	$6,879
Accrued expenses	146
Alternative minimum tax credits	314
Nonaccrual interest	138
Loan fees	170
Bad debt expense	334
Core deposits	58
Other.	2

Total deferred tax assets.	8,041

Deferred tax liabilities:
Depreciation	(777)
Securities available for sale	(50)
FHLB stock dividend	(39)
Loan premium amortization	(225)
Total deferred tax liabilities	(1,091)
Net deferred tax asset	$6,950

For tax purposes at December 31, 2003, the Company had (i) federal NOLs of $18.9 million, which begin to expire in 2009; (ii) California NOLs of $766,000 which begin to expire in 2004; (iii) a federal AMT credit carryforward of $298,000; and (iv) a California AMT credit carryforward of $16,000.  The AMT credits carryforward indefinitely.

The Company believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

Note 7—Benefit Plans

Stock Incentive Plans.  At December 31, 2003, the Company had in effect one stock incentive plan pursuant to which up to a total of 668,510 shares of common stock may be issued.  Under this plan, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board committee determines. However, the exercise price of options granted to nonemployee directors may not be less than the fair market value of the common stock on the date of grant.  At December 31, 2003, the only outstanding awards under this plan were stock options, and at that date 105,584 shares were available for future awards.

At December 31, 2003, there were also outstanding options and tandem stock appreciation rights granted under two prior stock incentive plans.

The following summarizes option grants, cancellations and exercises under the stock incentive plans for the periods indicated .

		Option Price Range Per Share

Outstanding, December 31, 2001	457,289	$4.31	-	$8.52
Granted	12,500	5.26	-	6.70
Cancelled	(30,346)	4.59	-	8.52
Exercised	(18,600)	4.50	-	6.60
Outstanding, December 31, 2002	420,843	$4.31	-	$8.52
Granted	165,200	6.75	-	11.50
Cancelled	(10,800)	5.75	-	8.52
Exercised	(81,935)	4.47	-	8.52
Outstanding, December 31, 2003	493,308	$4.31	-	$11.50

Of the outstanding options at December 31, 2003:  (i) options to purchase 330,483 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 2004  — 96,750 and 2005 — 68,650.

The estimated per share weighted average fair value of options granted was $7.81 and $4.08 during 2003 and 2002.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the plans.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net earnings for 2003 would have been decreased by $121,000 and the net loss for 2002 would have increased by $92,000.  Basic and diluted earnings per share would have decreased by $0.04 and  $0.03 for 2003, respectively.  Basic and diluted loss per share would have increased by $0.06 for 2002.

The fair values of options granted during 2003 and 2002 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2003— no dividend yield, expected volatility of 62%, risk-free interest rate of 4.28%, and an expected life of 10 years; 2002— no dividend yield, expected volatility of 59%, risk-free interest rate of 4.06%, and an expected life of 10 years.

Defined Contribution Retirement Plan. The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, the Company has partially matched employee contributions since May 1, 2001.  Such matching contributions become fully vested when the employee reaches three years of service.  The Company’s matching contributions for 2003 and 2002 were $89,000 and $90,000, respectively.

Note 8—Borrowed Funds

The following summarizes borrowed funds and weighted average rates.

	2003
	Year-end		Average
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Federal funds purchased and securities sold under repurchase agreements	$399	2.20%	$609	2.63%

Other borrowings	7,500	4.70%	7,500	4.81%

The maximum amount of federal funds purchased and securities sold under agreements to repurchase at any month-end was $792,000 during 2003.

Other borrowings are primarily comprised of Federal Home Loan Bank (“FHLB”) advances.  At December 31, 2003 FHLB advances included: (i) a $2.5 million putable borrowing with a fixed rate of 5.93%, with puts commencing July 2002 and continuing every three months thereafter, through July 2004; (ii) fixed rate borrowings of $3.0 million maturing April 2004 with a rate of 3.85%; (iii) fixed rate borrowings of $2.0 million maturing April 2005 with a rate of 4.45%.  The maximum amount of other borrowings outstanding at any month-end was $7.5 million during 2003.

The Banks had $2.3 million of unused borrowing capacity from the FHLB at December 31, 2003 based upon pledged securities.

Note 9—Junior Subordinated Deferrable Interest Debentures

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

The Trust used the proceeds from the issuance and the sale of the Trust Preferred Securities and the Common Securities to purchase $15.5 million aggregate principal amount of the Company’s 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“Junior Subordinated Debentures’) that pay interest each January 26 and July 26.  The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity.  The debentures are the primary assets of the Trust.

The recorded balance of Junior Subordinated Debentures was $15.5 million at December 31, 2003.

Note 10—Availability to National Mercantile of Funds from Banks; Restrictions on Cash Balances; Regulatory Capital

National Mercantile is a legal entity separate and distinct from the Banks, and as such has separate and distinct financial obligations including deferrable debt service of $1.5 million on the Junior Subordinated Debenture and other modest operating expenses.  While National Mercantile from time to time holds short-term investments,  its assets primarily consist of the common shares of the Banks and it has historically not engaged in any other business activity.  Accordingly, dividends and capital distributions from the Banks constitute the principal source of cash to the Company.  The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company.

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

Mercantile has no retained earnings, and therefore is presently unable to pay dividends.  Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay has retained earnings of $130,000 as of December 31, 2003.  Mercantile and South Bay may from time to time be permitted to make capital distributions to

National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

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

Federal Reserve Board regulations require the Banks to maintain certain minimum reserve balances.  Cash balances maintained to meet reserve requirements are not available for use by the Banks or National Mercantile.  During 2003 and 2002, the average reserve balances for the Banks were approximately $6.2 million and $4.6 million, respectively.  Neither National Mercantile nor the Banks is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

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

Quantitative measures established by regulation to ensure capital adequacy require National Mercantile and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2003, National Mercantile and Banks meet all capital adequacy requirements to which they are subject.

At December 31, 2003, each Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized under the prompt corrective action rules, each Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the most recent notification which management believes have changed the Banks’ category.

The following table presents, at the dates indicated, certain information regarding the regulatory capital of National Mercantile and the Banks and the required amounts of regulatory capital for National Mercantile and the Banks to meet applicable regulatory capital requirements and, in the case of the Banks, to be well capitalized under the prompt corrective action rules.

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2003
Total Capital to Risk Weighted Assets
National Mercantile Bancorp	$39,163	13.84%	$22,653	>=8.0%	N/A	>=10.0%
Mercantile National Bank	17,484	12.13%	11,528	>=8.0%	$14,410	>=10.0%
South Bay Bank, N.A.	17,031	12.37%	11,015	>=8.0%	$13,769	>=10.0%
Tier 1 Capital to Risk Weighted Assets
National Mercantile Bancorp	31,195	11.02%	11,326	>=4.0%	N/A	>=6.0%
Mercantile National Bank	15,680	10.88%	5,764	>=4.0%	8,646	>=6.0%
South Bay Bank, N.A.	15,400	11.18%	5,508	>=4.0%	8,262	>=6.0%
Tier 1 Capital to Average Assets
National Mercantile Bancorp	31,195	8.69%	14,365	>=4.0%	N/A	>=5.0%
Mercantile National Bank	15,680	8.13%	7,711	>=4.0%	9,639	>=5.0%
South Bay Bank, N.A.	15,400	9.44%	6,526	>=4.0%	8,158	>=5.0%

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

The Company had outstanding loan commitments aggregating $64.5 million at December 31, 2003, substantially all of which were for adjustable rate commercial loans.  In addition, the Company had $1.3 million outstanding letters of credit at December 31, 2003.

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since portions of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements.

The Company from time to time is party to lawsuits, which arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 2003 will have a material adverse effect on the financial position or results of operations of the Company.

Note 12—Disclosures about the Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash, cash equivalents and interest bearing deposits:  For these short-term investments, the carrying amount is a reasonable estimation of fair value.

Securities available-for-sale and securities held-to-maturity:  For securities classified as available-for-sale, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Reserve Bank (FRB) and other stock:  FRB and other stock may be redeemed at the carrying amount, therefore, the carrying amount is a reasonable estimation of fair value.

Loans:  Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded the allowance for credit losses represented a reasonable estimate of credit risk component of the fair value at December 31, 2003.

Interest rate swap:  The fair value of the interest rate swap is based upon an estimate derived from broker quotations or proprietary broker models that consider the relevant characteristics of the instrument.

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

Junior subordinated debentures:  The fair value of the junior subordinated debentures is based upon the reciprocal change in value of the interest rate swap as the terms of the swap are symmetrical with the terms of the debentures.

Other borrowings:  The fair value of fixed-rate borrowings is estimated by discounting the future cash flows using the rates currently offered for borrowings of similar maturities.  Borrowings with maturities greater than one year bear interest at variable rates and approximate fair value.

The estimated fair values of financial instruments are presented below.

	December 31, 2003
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash, cash equivalents and deposit with other financial institutions	$39,284	$39,284
Securities available-for-sale	30,877	30,877
Securities held-to-maturity	4,597	4,640
FRB and other stock	1,872	1,872
Loans, net of allowance for credit losses	256,614	393,253
Interest rate swap	—	409
Financial Liabilities:
Demand deposits, money market and savings	243,694	243,694
Time certificates of deposit	55,023	43,176
Federal funds purchased and securities sold under agreements to repurchase	399	399
Junior subordinated debentures	15,464	15,585
Other borrowings	7,500	7,649

Note 13—Derivatives

In January 2003, National Mercantile entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offerred Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At December 31, 2003, the Company was paying an interest rate of 5.75% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of the Company’s 10.25% Junior Subordinated Debentures in a declining interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, no ineffectiveness will be recorded to current earnings related to the interest rate swap.

Note 14—Parent Company Information

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2003, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2003.

Balance Sheet

December 31, 2003
(Dollars in thousands)

Cash with Banks	$1,158
Due from banks - time	1,004
Securities available-for-sale	1,550
Investment in the Banks	42,393
Other assets	2,068
Total assets	$48,173

Junior subordinated deferrable interest debentures	$15,464
Other liabilities	988
Total liabilities	16,452

Shareholders’ equity:
Preferred stock	6,986
Common stock	38,576
Accumulated deficit	(13,912)
Accumulated other comprehensive income	71
Total shareholders’ equity	31,721
Total liabilities and shareholders’ equity	$48,173

Statements of Operations

	Year ended December 31,
	2003	2002
	(Dollars in thousands)

Interest income	$42	$6
Interest expense	934	1,585
Net interest income	(892)	(1,579)

Other operating income	14	38
Other operating expense	290	228
Income before equity in undistributed net income of the Bank	(1,168)	(1,769)
Equity in undistributed net income of subsidiaries	944	791
Income before income tax benefit	(224)	(978)
Income tax benefit	479	725
Net income (loss)	$255	$(253)

Statements of Cash Flow

	Year ended December 31,
	2003	2002
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$255	$(253)
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of subsidiaries, net	(944)	(791)
Net increase in other assets and other liabilities	(687)	(780)
Net cash provided by (used in) operations	(1,376)	(1,824)

Cash flows from investing activities:
Investment in South Bay Bank, N.A.	—	(3,000)
Dividends from South Bay Bank, N.A.	—	800
Net cash used in purchase of South Bay Bank, N.A.	—	—
Purchase of available-for-sale securities	(1,586)	—
Purchase of time deposits at banks	—	—
Loans purchased and principal collections, net	—	879
Net cash used in investing activities	(1,586)	(1,321)

Cash flows from financing activities:
Net proceeds from issuance of debentures	—	—
Net proceeds from issuance of preferred stock	—	—
Net proceeds from common stock offering	—	7,572
Proceeds from stock options exercised	504	86
Net cash provided by financing activities	504	7,658
Net (decrease) increase in cash and cash equivalents	(2,458)	4,513
Cash and cash equivalents, beginning of the year	4,620	107

Cash and cash equivalents, end of the year	$2,162	$4,620

Supplemental disclosures of cash flow information:
Cash paid for Interest	$1,328	$1,528
Cash paid for Income taxes, net	$—	$—

INDEX TO EXHIBITS

Exhibit

3.1

Amended and Restated Articles of Incorporation, dated June 20, 1997 (1); Certificate of Amendment of the Articles of Incorporation, filed May 4, 2000 (6); Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Perpetual Preferred Stock filed December 14, 2001(8)

3.2	Bylaws of the Company, as amended, restated as of December 18, 1992 (2)

4.1	Indenture for Junior Subordinated Debt Securities dated as of July 16, 2001 (7)

10.1

Employment Agreement dated January 1, 1999 between Mercantile National Bank and Scott A. Montgomery (3); Assignment, Assumption — Amendment of Employment Agreement among National Mercantile Bancorp, Mercantile National Bank and Scott A. Montgomery

10.2	Form of Indemnity Agreement between the Company and its directors (4)

10.3	First Floor Lease at 1840 Century Park East, Los Angeles, California, dated as of December 21, 1982 between Northrop Corporation and Mercantile National Bank (2)

10.4	National Mercantile Bancorp Amended 1996 Stock Incentive Plan (10)

10.5	Registration Rights Agreement between the Company and Conrad Company (5)

10.6	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (7)

10.7	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (7)

10.8	Severence Agreement dated November 14, 2002 between National Mercantile Bancorp and David Brown (9)

10.9	Severence Agreement dated September 26, 2003 between National Mercantile Bancorp and Robert Bartlett

10.10	Eighth floor lease at 1880 Century Park East, Los Angeles, California, dated as of November 12, 2003 between Century Park and Mercantile National Bank

11.

Statement regarding computation of per share earnings (see ‘‘Note 1-Summary of Significant Accounting Policies-Earnings (Loss) Per Share’’—of the ‘‘Notes to the Consolidated Financial Statements’’ in “Item 7. Financial Statements” in this Annual Report on Form 10-KSB)

21.	Subsidiaries of the Registrant

23.	Consent of Ernst & Young LLP

31.1	Certification of Scott A. Montgomery under Section 302 of Sarbanes-Oxley Act

31.2	Certification of David R. Brown under Section 302 of Sarbanes-Oxley Act

32.1	Certification of Scott A. Montgomery under Section 906 of Sarbanes-Oxley Act

32.2	Certification of David R. Brown under Section 906 of Sarbanes-Oxley Act

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

(5)    Filed as an exhibit to the Company’s Registration Statement on Form S-2 dated February 10, 1997 and amendments thereto and incorporated herein by reference.

(6)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2000 and incorporated herein by reference.

(7)    Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

(8)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2001 and incorporated herein by reference.

(9)    Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2002 and incorporated herein by reference.

(10)  Filed as an exhibit to the Company's Registration Statement on Form S-8 dated June 20, 2003 and incorporated herein by reference.