Form 10QSB
period 2004-03-31
NATIONAL MERCANTILE BANCORP
filed 2004-05-14
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes  ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     ☐  Yes     ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable dat:  The number of shares of Common Stock, no par value, of the issuer outstanding as of May 12, 2004 was 2,910,403.

Transitional Small Business Disclosure Format (Check one):      ☐  Yes   ☒  No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$25,373	$24,556
Due from banks-interest bearing	4,325	4,728
Federal funds sold and securities purchased under agreements to resell	18,000	10,000
Cash and cash equivalents	47,698	39,284
Securities available-for-sale, at fair value; aggregate amortized cost of $36,030 and $30,756 at March 31, 2004 and December 31, 2003, respectively	36,182	30,877
Securities held-to-maturity, at amortized cost	4,374	4,597
FRB and other stock, at cost	1,872	1,872
Loans receivable	265,079	260,249
Allowance for credit losses	(3,633)	(3,635)
Net loans receivable	261,446	256,614
Premises and equipment, net	5,349	5,444
Other real estate owned	968	925
Deferred tax asset	6,749	6,950
Goodwill	3,225	3,225
Intangible assets, net	1,798	1,854
Accrued interest receivable and other assets	3,352	3,564
Total assets	$373,013	$355,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$127,411	$119,998
Interest-bearing demand	31,582	29,349
Money market	70,480	55,422
Savings	40,121	38,925
Time certificates of deposit:
$100,000 or more	26,378	27,308
Under $100,000	21,266	27,715
Total deposits	317,238	298,717

Federal funds purchased and securities sold under agreements to repurchase	—	399
Other borrowings	7,500	7,500
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	770	1,405
Total liabilities	340,972	323,485

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 666,273 shares and 729,585 shares at March 31, 2004 and December 31, 2003, respectively	5,442	5,959
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at March 31, 2004 and December 31, 2003	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,900,553 shares and 2,772,279 shares at March 31, 2004 and December 31, 2003, respectively	39,131	38,602
Accumulated deficit	(13,621)	(13,911)
Accumulated other comprehensive income	89	71
Total shareholders’ equity	32,041	31,721
Total liabilities and shareholders’ equity	$373,013	$355,206

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$3,785	$4,117
Securities	299	250
Due from banks - interest bearing	15	—
Federal funds sold and securities purchased under agreements to resell	42	43
Total interest income	4,141	4,410
Interest expense:
Interest-bearing demand	17	61
Money market and savings	163	301
Time certificates of deposit:
$100,000 or more	83	147
Under $100,000	113	282
Total interest expense on deposits	376	791
Federal funds purchased and securities sold under agreements to repurchase	—	8
Junior subordinated deferrable interest debentures	226	—
Other borrowings	88	89
Total interest expense	690	888
Net interest income before provision for credit losses	3,451	3,522
Provision for credit losses	—	110
Net interest income after provision for credit losses	3,451	3,412
Other operating income:
Net gain on sale of securities available-for-sale	19	100
International services	14	8
Investment division	12	22
Deposit-related and other customer services	420	305
Total other operating income	465	435
Other operating expenses:
Salaries and related benefits	1,868	1,827
Net occupancy	291	329
Furniture and equipment	136	109
Printing and communications	133	129
Insurance and regulatory assessments	117	111
Client services	132	178
Computer data processing	261	216
Legal services	103	143
Other professional services	182	225
Amortization of core deposit intangible	56	56
Retirement of fixed assets and leasehold improvements	43	—
Promotion and other expenses	101	87
Total other operating expenses	3,423	3,410
Income before income tax provision and minority interest	493	437

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—	233

Income before income tax provision	493	204

Income tax provision	202	107
Net income	$291	$97
Earnings per share:
Basic	$0.10	$0.04
Diluted	$0.06	$0.02

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$291	$97
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	158	143
Provision for credit losses	—	110
Gain on sale of securities available for sale	(19)	(100)
Net amortization of premium on securities available-for-sale	25	71
Net amortization of premium on securities held-to-maturity	13	—
Net amortization of core deposit intangible	56	56
Net amortization of premium on loans purchased	50	72
Decrease (increase) in accrued interest receivable and other assets	355	(2,293)
Decrease in accrued interest payable and other liabilities	(635)	(1,213)
Net cash provided by (used in) operating activities	294	(3,057)
Cash flows from investing activities:
Purchase of securities available-for-sale	(8,607)	(2,250)
Proceeds from sales of securities available-for-sale	2,019	2,757
Proceeds from repayments and maturities of securities available-for-sale	1,309	7,512
Proceeds from repayments and maturities of securities held-to-maturity	210	—
Loan originations and principal collections, net	(4,882)	3,708
Purchases of premises and equipment	(63)	(17)
Net cash (used in) provided by investing activities	(10,014)	11,710
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	25,900	11,342
Net decrease in time certificates of deposit	(7,379)	(7,481)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(399)	(684)
Net proceeds from exercise of stock options	12	33
Net cash provided by financing activities	18,134	3,210
Net increase in cash and cash equivalents	8,414	11,863
Cash and cash equivalents, January 1	39,284	37,576
Cash and cash equivalents, March 31	$47,698	$49,439

Supplemental disclosures of cash flow information:
Cash paid for interest	$802	$1,400
Transfers to OREO from loans receivable, net	—	535
Cash paid for income taxes, net	$3	$—

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (the ‘‘Company’’) and its wholly owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A.  The Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities effective July 1, 2003 and accordingly the accounts of National Mercantile Capital Trust I are not included in the consolidated balance sheet at March 31, 2004 or the consolidated statement of operations for the three months then ended.   The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share for the three months ended March 31, 2004 was 2,810,522 and 4,664,397, respectively.  The weighted average number of common shares outstanding used in computing basic earnings per share for the three months ended March 31, 2003 was 2,687,560.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the three months ended March 31, 2003 was 4,350,008.

The following table is a reconciliation of income and shares used in the computation of basic and diluted loss per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)

For the three months ended March 31, 2004:
Basic earnings per share	$291	2,810,522	$0.10

Effect of diultive securities:
Options		351,563
Convertible preferred stock		1,502,312
Diluted earnings per share	$291	4,664,397	$0.06

For the three months ended March 31, 2003:
Basic earnings per share	$97	2,687,560	$0.04

Effect of diultive securities:
Options		39,219
Convertible preferred stock		1,623,229
Diluted earnings per share	$97	4,350,008	$0.02

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-demand, due from banks-interest-bearing and federal funds sold.

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

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)

Balance, beginning of period	$3,635	$4,846
Loans charged off:
Real estate loans:
Secured by one to four family residential properties	—	23
Secured by multifamily residential properties	—	—
Secured by commercial real properties	—	—
Real estate construction and land development	—	—
Commercial - secured and unsecured	31	379
Consumer installment, home equity lines of credit and unsecured loans to individuals	4	—

Total loans charged-off	35	402

Recoveries of loans previously charged off:
Real estate loans:
Secured by one to four family residential properties	—	—
Secured by multifamily residential properties	—	—
Secured by commercial real properties	—	—
Real estate construction and land development	6	—
Commercial - secured and unsecured	11	87
Consumer installment, home equity lines of credit and unsecured loans to individuals	16	53

Total recoveries of loans previously charged off	33	140
Net charge-offs	2	262
Provision for credit losses	—	110

Balance, end of period	$3,633	$4,694

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

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2004 and December 31, 2003, the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.8 million and $1.9 million, respectively, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at March 31, 2004 and December 31, 2003, and accumulated amortization was $502,000 and $447,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2004 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other indefinite-lived intangible assets.

NOTE 6—INCOME TAXES

Income tax provisions of $202,000 and $107,000 were recorded for the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $18.4 million, which begin to expire in the year 2009; (ii) California NOLS of $273,000 which will expire in 2005; (iii) a federal alternative minimum tax “AMT” credit of $298,000; and (iv) a California AMT of $16,000.  The California NOLS were scheduled to expire in 2002; the state legislature suspended NOLS utilization and extended the related carry forwards expiration.  The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 7—BENEFIT PLANS

The estimated per share weighted average fair value of options granted was $7.28 and $4.85 for the three months ended March 31, 2004 and 2003, respectively.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock incentive plans.  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the options.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the three months ended March 31, 2004 and 2003 would have decreased by $28,000 and $26,000 respectively.  Basic and diluted earnings per share would have decreased by $0.01 for the three months ended March 31, 2004 and 2003.

The fair values of options granted during the three months ended March 31, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2004— no dividend yield, expected volatility of 62%, risk-free interest rate of 3.85%, and an expected life of 10 years; 2003— no dividend yield, expected volatility of 60%, risk-free interest rate of 3.82%, and an expected life of 10 years.

NOTE 8—COMPREHENSIVE NET INCOME

Comprehensive income is comprised of net income and all changes to shareholders’ equity except those changes resulting from investments by shareholders and distributions to shareholders.  Total comprehensive income is as follows:

	For the three months ended March 31,
	2004	2003
	(in thousands)

Net income	$291	$97

Other comprehensive income, (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on securities available for sale	31	(188)
Other comprehensive income (loss), before tax	31	(188)

Income tax benefit (expense) related to items of other comprehensive income	(13)	78
Other comprehensive income, (loss)	18	(110)
Total comprehensive income, (loss)	$309	$(13)

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

The Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as of July 1, 2003 resulting in the deconsolidation of the Trust. Accordingly, the Junior Subordinated Debentures have been classified in liabilities at March 31, 2004 and the related interest was classified as interest expense for the three months then ended.  For dates and periods prior to the adoption of FIN 46, the Trust Preferred Securities, net of the cost of issuance, were recorded as a minority interest and the related interest was recorded as a minority interest in the Company’s income.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

In January 2003, the Company entered into an interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At March 31, 2004, the Company was paying an interest rate of 5.75% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of the 10.25% fixed-rate Junior Subordinated Debentures in a low interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Junior Subordinated Debentures, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Junior Subordinated Debentures.  A $43,000 increase in the fair value of the swap was recorded in income for the three-month period ended March 31, 2004 with an offsetting charge to earnings to reflect a similar decrease in the fair value of the Junior Subordinated Debentures.   No ineffectiveness was recorded to current earnings related to the interest rate swap.

The terms of the Swap require the Company to provide collateral to support its contract obligations and varies based upon the Swap contract value.  At March 31, 2004, $1.6 million in securities were pledged as collateral.

NOTE 11— CONVERSION OF PREFERRED STOCK

In the three months ended March 31, 2004, 63,312 shares of Series A non-cumulative convertible perpetual preferred stock were converted to 126,624 shares of common stock.

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

In July 2001, National Mercantile formed National Mercantile Capital Trust (the “Trust”) as a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities (the “Trust Preferred Securities”).  The Trust issued those securities and utilized the proceeds to purchase from National Mercantile, its junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”).  Through June 30, 2003, the Company’s financial statements reflected the Trust as a consolidated subsidiary, with the effect that the Trust Preferred Securities of the Trust were reflected on the balance sheet as mezzanine equity and payments on the Trust Preferred Securities were set forth as expenses classified as minority interest in the Company’s income of the guaranteed preferred beneficial interest in the Junior Subordinated Debentures.

The Company implemented FIN 46 effective July 1, 2003 with the effect that since that date the Trust has not been a consolidated subsidiary of the Company for financial reporting purposes.  As a result: (i) the Company’s balance sheets as of dates on or after July 1, 2003 no longer reflect the Trust Preferred Securities as mezzanine equity but instead reflect the Junior Subordinated Debentures as liabilities, and (ii) the Company’s statements of operations incorporating periods on or after July 1, 2003, reflect from July 1, 2003 forward interest payments on the Junior Subordinated Debentures as interest expense and do not reflect payments on the Trust Preferred Securities as expenses classified as minority interest in the Company’s income of the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures.  As discussed below, this has a significant effect on comparisons of net interest income between periods including and not including periods on and after July 1, 2003.

RESULTS OF OPERATIONS

The Company recorded net income of $291,000, or $0.10 basic earnings per share and $0.06 diluted earning per share, for the three months ended March 31, 2004 compared to net income of $97,000, or $0.04 basic earnings per share and $.02 diluted earnings per share, for the same period of 2003.   The increase in net income for the 2004 period was primarily due to a $415,000 reduction in interest expense on deposits and a $110,000 reduction in the provision for credit losses. This was partially offset by a reduction in total interest income of $269,000 and a $95,000 increase in income tax provisions.  Net interest income before provision for credit losses for the three months ended March 31, 2004 reflects a $71,000 decline from the same period in 2003.   This decline, however, includes $226,000 in interest expense related to the Company’s Junior Subordinated Debentures in the 2004 period.  During the 2003 period, this interest was reported as minority interest in the Company’s income of the Junior Subordinated Debentures.  As discussed above, this reclassification was due to the implementation of Financial Accounting Standards Board Interpretation 46 (“Fin 46”).

Return on average assets during the first quarter 2004 was 0.32%, compared to 0.11% during the first quarter of 2003. Return on average equity during the first quarter of 2004 was 3.63%, compared to a  1.26% during the first quarter of 2003.

NET INTEREST INCOME

Net interest income before the provision for credit losses decreased $71,000 for the first quarter of 2004 compared to the first quarter of 2003 due to the inclusion of interest on the Junior Subordinated Debentures in the 2004 quarter.  This accounting change also resulted in a 0.25% reduction in the interest margin (net yield on interest earning assets) from 4.60% to 4.35%.  Income and expenses on interest earning assets and interest bearing liabilities during these periods were affected by declining market interest rates as a result of the Federal Reserve Board’s reduction in the federal funds rate in response to the slow economy.

Interest income decreased as the 0.54% decline in the weighted average yield on interest earning assets more than offset the $8.9 million increase in average interest earning assets.  The reduction in the weighted average yield on interest earning assets was due to: (i) a decline in market interest rates, resulting in a repricing of adjustable rate assets (primarily loans) and lower yields on newly originated or purchased assets and (ii) lower yielding assets comprising a greater portion of our interest earning assets, due to a decline in average loans and an increase in average securities and other assets, as we invested funds from deposits and loan payoffs in securities and other short-term assets pending deployment into loans.  Loan yields declined less than other earning assets due to the fixed rate loans in the portfolio.  The increase in average interest earning assets reflects management’s growth strategy.

Interest expense decreased as well due to a 0.49% decline in the weighted average rates on interest bearing liabilities, which more than offset a $10.1 million increase in average interest-bearing liabilities. The reduction in the weighted average rate was due to: (i) a decline in market interest rates and (ii) an increase in lower-cost demand, savings and money market deposits and reduction in higher-costs certificates of deposit.  This was offset in part by the inclusion of interest on the higher cost Junior Subordinated Debentures as interest expense, which also resulted in the increase in average interest bearing liabilities, as the average interest bearing deposits decreased by $5.5 million.

Average loans receivable decreased $10.0 million or 3.7% for the three months ended March 31, 2004 compared to the same period in 2003 primarily due to a decline in construction loans in the 2004 period.  Due to the nature of construction loans, the outstanding balance of newly originated loans increases gradually during the life of the loan and repays in a lump sum.  The weighted average yield on loans receivable declined 33 basis points to 5.86% for the first quarter 2004.  The lower yields on loans receivable are due to the sustained decline in interest rates over the past two years affecting the yields on adjustable rate loans tied to rate indices as well as the yields on newly originated fixed rate loans and existing fixed rate loans upon renewal at maturity.

Average securities available-for-sale increased to $32.9 million for the three months ended March 31, 2004 compared to $26.2 million for the period ended March 31, 2003.   The weighted average yield on securities available-for-sale was 3.12% and 3.87% for the three months ended March 31, 2004 and 2003, respectively, representing a 75 basis point decline.  The decline in yield was due to purchases of securities in the declining rate environment during 2003 and to a lesser extent, adjustable rate securities in the portfolio.  Securities held-to-maturity averaged $4.5 million for the period ended March 31, 2004. The weighted average yield on securities held-for-maturity was 3.73% for the three months ended March 31, 2004.  There were no securities held-for-maturity during the three months ended March 31, 2003.

Average total deposits increased $12.1 million or 4.1% to $304.2 million during the first quarter of 2004 compared to $292.1 million during the first quarter of 2003.  This was due to an increase of $17.5 million in average non-interest bearing deposits, as interest bearing deposits declined due to the continued fun-off of time certificates of deposit.  This change in mix of the deposits reflects management’s continued emphasis on business banking at South Bay and replacing certificates of deposit with transaction accounts.

The following table presents the components of net interest income for the three months ended March 31, 2004 and 2003.

Average Balance Sheet and

Analysis of Net Interest Income

	Three months ended
	March 31, 2004			March 31, 2003
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$17,436	42	0.97%	$14,511	$43	1.20%
Due from banks-interest bearing	4,697	15	1.28%	—	—	—
Securities available-for-sale	32,920	257	3.12%	26,192	250	3.87%
Securities held-to-maturity	4,509	42	3.73%	—	—	—
Loans receivable (1) (2)	259,664	3,785	5.86%	269,644	4,117	6.19%
Total interest earning assets	319,226	4,141	5.22%	310,347	4,410	5.76%

Noninterest earning assets:
Cash and due from banks - demand	22,963			20,823
Other assets	21,491			20,157
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(3,527)			(4,626)
Total assets	$360,153			$346,701

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$29,927	17	0.23%	$27,651	$61	0.89%
Money market and savings	100,537	163	0.65%	88,976	301	1.37%
Time certificates of deposit:
$100,000 or more	24,141	83	1.38%	28,845	147	2.07%
Under $100,000	26,373	113	1.72%	40,958	282	2.79%
Total time certificates of deposit	50,514	196	1.56%	69,803	429	2.49%
Total interest-bearing deposits	180,978	376	0.84%	186,430	791	1.72%
Other borrowings	7,500	88	4.72%	7,500	89	4.81%
Junior subordinated debentures	15,464	226	5.88%	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	232	—	0.00%	1,134	8	2.86%
Total interest-bearing liabilities	204,174	690	1.36%	195,064	888	1.85%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	123,195			105,683
Other liabilities	612			225
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—			14,532
Shareholders’ equity	32,172			31,197
Total liabilities and shareholders’ equity	$360,153			$346,701

Net interest income (spread)		$3,451	3.86%		$3,522	3.91%

Net yield on earning assets (2)			4.35%			4.60%

(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $293,000 and $190,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Three months ended March 31, 2004 vs 2003
			Net Increase (Decrease)
	Increase (decrease) due to:
	Volume	Rate
	(Dollars in thousand)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$9	$(10)	$(1)
Interest-bearing deposits with other financial institutions	15	—	15
Securities available-for-sale	67	(60)	7
Securities held-to-maturity	42	—	42
Loans receivable (2)	(140)	(192)	(332)
Total interest-earning assets	(7)	(262)	(269)

Interest Expense:
Interest-bearing deposits:
Demand	$5	$(49)	$(44)
Money market and savings	39	(177)	(138)
Time certificates of deposit:
$100,000 or more	(24)	(40)	(64)
Under $100,000	(99)	(70)	(169)
Total time certificates of deposit	(123)	(110)	(233)
Total interest-bearing deposits	(79)	(336)	(415)
Other borrowings	—	(1)	(1)
Junior subordinated debentures	226	—	226
Federal funds purchased and securities sold under agreements to repurchase	(6)	(2)	(8)
Total interest-bearing liabilities	141	(339)	(198)

Net interest income	$(148)	$77	$(71)

(1)     The change in interest income or interest expense that is attributable to both changes in average balance, average rate and days in the quarter has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)     Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

Provisions for credit losses were $0 and $110,000 for the three months ended March 31, 2004, and 2003, respectively. The decrease in provisions for credit losses during the first quarter 2004 was due to the current adequacy of the allowance for credit losses based upon our analysis.  See Note 4 of Notes to Consolidated Financial Statements.

OTHER OPERATING INCOME

Other operating income increased to $465,000 during the first quarter of 2004 from $435,000 during the first quarter of 2003 primarily due to an increase in deposit-related and other customer service income due to increased fees and new product introduction, partially offset by a decrease in net gain on sale of securities available-for-sale.

Net gains on sales of securities are generated primarily in declining interest rate environments.   Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results, which may be obtained in future periods.

OTHER OPERATING EXPENSES

Other operating expenses were nearly unchanged at $3.4 million for the three months ended March 31, 2004 and for the same period in 2003. Variances within operating expenses were reflected as follows; (i) salaries and related benefits expense increased $41,000 or 2.2%; (ii) net occupancy expense decreased $38,000 or 11.6%; (iii) furniture and equipment expense increased $27,000 or 24.8%; (iv) customer serivces expense decreased $46,000, or 25.8%; (v) computer data processing expense increased $46,000 or 21.4%;  (vi) legal services expense decreased $40,000 or 28.0%;  (vii) other professional services expense decreased $43,000 or 19.1%; and (viii) retirement of fixed assets and leasehold improvements expenses increased $43,000.

The increase in salary and related expense in the first quarter of 2004  is due to greater commission payments on increased loan production.  The officer and staff salary expense increased but was offset by the decrease in temporary help expense.  The decrease in occupancy expense was due to a decrease in rent expense from the move of the corporate headquarters in January 2004. The increase in furniture and equipment expense is due to an increase in maintenance and repairs of computers primarily due to the temporary moves of the corporate headquarters and the Beverly Hills loan production office.  The decrease in client services is primarily related to the decrease in services for the escrow customers.  Data processing expense increased due to increased volume of accounts and activity. Legal expenses decreased for the collection of loans due to fewer past due loans and fewer other real estate owned properties.  Professional services expense decreased due to a reduction in professional services for nonperforming assets at South Bay.  The increase of promotional and other expenses is due to the move of the corporate headquarters prior to the end of the lease.

MINORITY INTEREST IN THE COMPANY’S INCOME

The minority interest in the Company’s income of the guaranteed beneficial interest in the Company’s Junior Subordinated Debentures was $233,000 for the three months ended March 31, 2003.  As a result of the reclassification pursuant to FIN 46 effective July 1, 2003, no such minority interest expense was recorded for the three months ended March 31, 2004.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	March 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$704	$—	$—	$704
GNMA-issued/guaranteed mortgage pass through certificates	281	11	—	292
Other U.S. Government and federal agency securities	19,063	91	—	19,154
FHLMC/FNMA-issued mortgage pass through certificates	4,848	155	—	5,003
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	50	2	—	52
Mutual funds	10,000	—	109	9,891
Privately issued corporate bonds, CMO and REMIC securities	1,084	2	—	1,086
	$36,030	$261	$109	$36,182

FRB and other equity stocks	$1,872	—	—	$1,872

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,374	$49	$—	$4,423

	$4,374	$49	$—	$4,423

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$600	$—	$1	$599
GNMA-issued/guaranteed mortgage pass through certificates	351	12	—	363
Other U.S. government and federal agency securities	12,758	45	4	12,799
FHLMC/FNMA-issued mortgage pass through certificates	3,828	161	—	3,989
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	56	1	—	57
Mortgage mutual funds	10,000	—	98	9,902
Privately issued corporate bonds, CMO and REMIC securities	3,163	5	—	3,168
	$30,756	$224	$103	$30,877

FRB and other equity stocks	$1,872	—	—	$1,872

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,597	$43	$—	$4,640

	$4,597	$43	$—	$4,640

As of March 31, 2004 the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.   At March 31, 2004, the Company held $9.9 million of an adjustable rate mortgage mutual fund in which the funds holdings are primarily comprised of U.S. Agency securities, agency mortgage pools and U.S. Treasury securities.  The Company had $4.4 million and $4.6 million securities classified as held-to-maturity at March 31, 2004 and December 31, 2003, respectively.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Secured by one to four family residential properties	$7,811	3%	$8,167	3%
Secured by multifamily residential properties	13,070	5%	13,071	5%
Secured by commercial real properties	137,601	52%	132,320	52%
Real estate construction and land development	26,632	10%	27,210	10%
Commercial loans - secured and unsecured	78,020	29%	76,699	29%
Consumer installment, home equity and unsecured loans to individuals	2,726	1%	3,510	1%
Total loans outstanding	265,860	100%	260,977	100%

Deferred net loan origination fees and purchased loan discount	(781)		(728)
Loans receivable, net	$265,079		$260,249

Total loans outstanding increased by $4.8 million to $265.1 million at March 31, 2004 compared to $260.2 million at December 31, 2003 as loan originations exceeded loan payoffs.  The loan originations were primarily in real estate loans secured by commercial real property.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	March 31, 2004	December 31 2003
	(Dollars in thousands)

Nonaccrual loans	$319	$438
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	—
Nonperforming loans	319	438
Other real estate owned	968	925
Other nonperforming assets	—	—
Total nonperforming assets	$1,287	$1,363

Allowance for credit losses as a percent of nonaccrual loans	1139.5%	829.9%
Allowance for credit losses as a percent of nonperforming loans	1139.5%	829.9%
Total nonperforming assets as a percent of loans receivable	0.5%	0.5%
Total nonperforming assets as a percent of total shareholders’ equity	4.0%	4.3%

Nonaccrual loans decreased $119,000 at March 31, 2004 to $319,000 from $438,000 at December 31, 2003 due primarily to collection of nonaccrual loans and loan charge offs. There were no loans past due 90 days or more and still accruing interest at March 31, 2004 and December 31, 2003.  Other real estate owned  increased $43,000 at March 31, 2004 to $968,000 form $925,000  at December 31, 2003 due to capitalization of expenditures for improvements.  The amount of nonperforming assets at March 31, 2004 decreased to $1.3 million from $1.4 million at December 31, 2003.

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

Loans charged off during the first quarter of 2004 were $35,000, compared to $402,000 during the first quarter of 2003.  Recoveries of loans previously charged off were $33,000  during the first quarter of 2004 compared to $140,000 during the first quarter of 2003.  See Note 4 of Notes to Consolidated Financial Statements.

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

DEPOSITS

Total deposits were $317.2 million and $298.7 million at March 31, 2004 and December 31, 2003, respectively.  Noninterest-bearing demand deposits and money market deposits were $127.4 million and $70.5 million, respectively, at March 31, 2004 compared to $120.0 million and $55.4 million, respectively, at December 31, 2003. Interest-bearing demand deposits, which are largely limited to individuals, increased to $31.6 million at March 31, 2004 from $29.3 million at December 31, 2003.  The increase in these accounts is attributable to an emphasis on growing business banking through the hiring of commercial lending officers, which generates transaction deposit accounts.  Savings deposits increased to $40.1 million at March 31, 2004 compared to $38.9 million at December 31, 2003 reflecting the relative higher yields being paid on this deposit type.  Time certificates of deposit (“TCDs”) decreased to $47.6 million at March 31, 2004 from $55.0 million at December 31, 2003.  This decrease is due to an emphasis on growing lower cost transaction accounts.  There were no brokered TCDs at March 31, 2004 and $5.0 million brokered TCDs at December 31, 2003.

FEDERAL FUNDS SOLD AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

There were no federal funds sold and securities sold under agreements to repurchase at March 31, 2004 compared to $399,000 at December 31, 2003.   The decline is due to the planned runoff of the higher costing liabilities at South Bay.

OTHER BORROWINGS

Other borrowings were $7.5 million at March 31, 2004 and December 31, 2003 representing advances from the Federal Home Loan Bank.

JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Junior Subordinated Debentures were $15.5 million at March 31, 2004, reflecting the reclassification of trust preferred securities formerly reflected as minority interest.  See Note 9 of Notes to Consolidated Financial Statements.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $31.7 million at December 31, 2003 to $32.0 million at March 31, 2004 due to the income for the three months ended March 31, 2004 and the increases in market value of securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At March 31, 2004 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for the Company and the Banks as of March 31, 2004 and December 31, 2003.

Regulatory Capital Information

of the National MercantileBancorp and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	March 31, 2004	December 31, 2003
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	9.00%	8.69%
Tier 1 risk-based capital	4.00%	N/A	10.60%	11.02%
Total risk-based capital	8.00%	N/A	13.28%	13.84%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	8.46%	8.13%
Tier 1 risk-based capital	4.00%	6.00%	10.69%	10.88%
Total risk-based capital	8.00%	10.00%	11.94%	12.13%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.92%	9.44%
Tier 1 risk-based capital	4.00%	6.00%	10.64%	11.18%
Total risk-based capital	8.00%	10.00%	11.76%	12.37%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

The Company’s cash and due from banks was $25.4 million on March 31, 2004 compared to $24.6 million on December 31, 2003.  Due from banks-interest-bearing was $4.3 million and $4.7 million at March 31, 2004 and December 31, 2003, respectively.  Federal funds sold were $18.0 million and $10.0 million for March 31, 2004 and December 31, 2003, respectively.  Mercantile had $5.0 million and South Bay had $12.0 million in Federal funds lines with correspondent banks as of March 31, 2004.

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

National Mercantile’s cash and due from banks was $677,000 on March 31, 2004 compared to $1.2 million at December 31, 2003.

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

National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends.  The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business.  Depending on the bank’s financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice.     Excepts under certain circumstances, and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized.  The Bank’s ability to pay dividends in the future is, and could be, further influenced by regulatory policies or agreements and by capital guidelines.

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

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $82.3 million at March 31, 2004, a $3.6 million decrease from an asset sensitive position of $85.9 million at December 31, 2003.  This change resulted primarily from an increase in demand, money market and savings deposits repricing in less than three months, partially offset by an increase in adjustable loans receivable and federal funds sold.

The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company’s large base of interest bearing demand, savings and money market deposits historically have not changed proportionately with changes in interest rates.  However, since the Company is in an asset sensitive position, in a period of rapidly declining rates, such as the environment that was experienced during 2001 and 2002, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest bearing deposits historically have not changed in similar magnitude to changes in market interest rates.  Additionally, in relatively low and declining interest rate environments, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.

Rate-Sensitive Assets and Liabilities

	March 31, 2004
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$18,000	$—	$—	$—	$18,000
Securities at amortized cost	10,977	704	14,311	14,563	40,555
Due from banks - interest bearing	—	4,325	—	—	4,325
FRB and other stock, at cost	—	—	—	1,872	1,872
Loans receivable (1)	224,678	9,488	26,695	3,899	264,760
Total rate-sensitive assets	253,655	14,517	41,006	20,334	329,512

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	142,183	—	—	—	142,183
Time certificates of deposit	16,759	21,376	8,126	383	46,644
Other borrowings	—	5,500	2,000	—	7,500
Total rate-sensitive liabilities	158,942	26,876	10,126	383	196,327
Interest rate-sensitivity gap	94,713	(12,359)	30,880	19,951	133,185
Cumulative interest rate-sensitivity gap	$94,713	$82,354	$113,234	$133,185
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	160%	144%	158%	168%

(1) Loans receivable excludes nonaccrual loans.

(2) Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

  The distribution of other time deposits is based on scheduled maturities.

Rate-Sensitive Assets and Liabilities

	December 31, 2003
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$10,000	$—	$—	$—	$10,000
Securities available-for-sale, at amortized cost	10,507	4,186	4,875	11,309	30,877
Securities held-to-maturity	—	—	—	4,597	4,597
Due from banks - interest bearing	—	4,728	—	—	4,728
FRB and other stock, at cost	—	—	—	1,872	1,872
Loans receivable (1)	221,578	6,647	27,973	4,341	260,539
Total rate-sensitive assets	242,085	15,561	32,848	22,119	312,613

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	123,696	—	—	—	123,696
Time certificates of deposit	28,427	19,263	7,333	—	55,023
Other borrowings	—	399	—	—	399
Total rate-sensitive liabilities	152,123	19,662	7,333	—	179,118
Interest rate-sensitivity gap	89,962	(4,101)	25,515	22,119	133,495
Cumulative interest rate-sensitivity gap	$89,962	$85,861	$111,376	$133,495
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	159%	150%	162%	175%

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

We establish allowances for credit losses against each segment of our loan portfolio.  At March 31, 2004, our allowance for credit losses equaled 1.4% of loans receivable and 282.3% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of March 31, 2004, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At March 31, 2004, a large majority of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

We recorded goodwill of $3.2 million in connection with the South Bay acquisition in December 2001.  During the fourth quarter of 2003, we completed the required impairment tests of goodwill.  The tests determined that our goodwill was not considered impaired.  No assurance can be given that our goodwill will not become impaired in the future.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted a valuation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures reasonable ensure that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

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

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    On  April 22, 2004, the Company held its annual meeting of shareholders.

(b)   At the annual meeting, the following directors were elected:  Donald E. Benson, Joseph N. Cohen, Robert E. Gibson, W. Douglas Hile, Antoinette Hubenette, M.D., Scott A. Montgomery, Dion G. Morrow, Carl R. Terzian and Robert E. Thomson.

(c)    The voting for election of directors is listed below.

Election of Directors

Name	Votes For	Votes Withheld

Donald E. Benson	2,553,218	0

Joseph N. Cohen	2,553,218	0

Robert E. Gipson	2,553,218	0

W. Douglas Hile	2,553,218	0

Antoinette Hubenette, M.D.	2,553,218	0

Scott A. Montgomery	2,553,218	0

Dion G. Morrow	2,553,218	0

Carl R. Terzian	2,553,218	0

Robert E. Thomson	2,553,218	0

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1 Certification of Scott A. Montgomery on disclosure controls.

31.2 Certification of David R. Brown on disclosure controls.

32.1 Certification of Scott A. Montgomery pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of David R. Brown pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Form 8-K, reporting the Company’s press release regarding first quarter 2004 operating results was filed April 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	May 14 , 2004	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	May 14, 2004	/s/ DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting Officer