Form 10QSB
period 2004-06-30
NATIONAL MERCANTILE BANCORP
filed 2004-08-16
CIK 714801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable dat:  The number of shares of Common Stock, no par value, of the issuer outstanding as of August 12, 2004 was 2,917,578.

Transitional Small Business Disclosure Format (Check one):      ☐  Yes     ☒  No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$21,990	$24,556
Due from banks-interest bearing	2,728	4,728
Federal funds sold and securities purchased under agreements to resell	4,000	10,000
Cash and cash equivalents	28,718	39,284
Securities available-for-sale, at fair value; aggregate amortized cost of $48,112 and $30,756 at June 30, 2004 and December 31, 2003, respectively	47,887	30,877
Securities held-to-maturity, at amortized cost	4,025	4,597
FRB and other stock, at cost	2,746	1,872
Loans receivable	285,585	260,249
Allowance for credit losses	(3,691)	(3,635)
Net loans receivable	281,894	256,614
Premises and equipment, net	5,470	5,444
Other real estate owned	1,010	925
Deferred tax asset	6,692	6,950
Goodwill	3,225	3,225
Intangible assets, net	1,742	1,854
Accrued interest receivable and other assets	3,788	3,564
Total assets	$387,197	$355,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$123,947	$119,998
Interest-bearing demand	30,608	29,349
Money market	80,015	55,422
Savings	37,664	38,925
Time certificates of deposit:
$100,000 or more	28,018	27,308
Under $100,000	21,763	27,715
Total deposits	322,015	298,717

Federal funds purchased and securities sold under agreements to repurchase	—	399
Other borrowings	16,400	7,500
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	1,088	1,405
Total liabilities	354,967	323,485

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 666,273 shares and 729,585 shares at June 30, 2004 and December 31, 2003, respectively	5,442	5,959
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at June 30, 2004 and December 31, 2003	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,910,403 shares and 2,772,279 shares at June 30, 2004 and December 31, 2003, respectively	39,197	38,602
Accumulated deficit	(13,276)	(13,911)
Accumulated other comprehensive income (loss)	(133)	71
Total shareholders’ equity	32,230	31,721
Total liabilities and shareholders’ equity	$387,197	$355,206

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Interest income:
Loans, including fees	$3,920	$4,090	$7,705	$8,207
Securities	371	159	670	409
Due from banks - interest bearing	13	—	28	—
Federal funds sold and securities purchased under agreements to resell	12	133	54	176
Total interest income	4,316	4,382	8,457	8,792
Interest expense:
Interest-bearing demand	19	28	36	89
Money market and savings	183	254	346	555
Time certificates of deposit:
$ 100,000 or more	74	119	157	266
Under $100,000	105	237	218	519
Total interest expense on deposits	381	638	757	1,429
Federal funds purchased and securities sold under agreements to repurchase	2	3	2	11
Junior subordinated deferrable interest debentures	228	—	454	—
Other borrowings	83	89	171	178
Total interest expense	694	730	1,384	1,618
Net interest income before provision for credit losses	3,622	3,652	7,073	7,174
Provision for credit losses	—	1,145	—	1,255
Net interest income after provision for credit losses	3,622	2,507	7,073	5,919
Other operating income:
Net gain on sale of securities available-for-sale	—	—	19	100
International services	7	7	21	15
Investment division.	13	22	25	44
Deposit-related and other customer services	382	316	802	621
Loss on sale of other real estate owned	—	(61)	—	(61)

Total other operating income	402	284	867	719
Other operating expenses:
Salaries and related benefits	1,887	1,843	3,755	3,670
Net occupancy	324	344	615	673
Premises and equipment	162	125	298	234
Printing and communications	148	133	281	262
Insurance and regulatory assessments	103	84	220	195
Client services	148	142	280	320
Computer data processing	224	249	485	465
Legal services	78	117	181	260
Other professional services	191	182	373	407
Amortization of core deposit intangible	56	56	112	112
Retirement of premises and equipment	43	—	43	—
Promotion and other expenses	75	135	219	222

Total other operating expenses	3,439	3,410	6,862	6,820
Income (loss) before income tax provision and minority interest	585	(619)	1,078	(182)

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—	223	—	456

Income (loss) before income tax provision	585	(842)	1,078	(638)

Income tax provision (benefit)	240	(323)	442	(216)

Net income (loss)	$345	$(519)	$636	$(422)

Earnings (loss) per share:
Basic	$0.12	$(0.19)	$0.22	$(0.16)
Diluted	$0.08	$(0.19)	$0.14	$(0.16)

Weighted average shares outstanding, basic	2,906,241	2,695,366	2,858,382	2,691,485
Weighted average shares outstanding, diluted	4,551,564	2,695,366	4,607,981	2,691,485

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$636	$(422)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	290	246
Provision for credit losses	—	1,255
Gain on sale of securities available for sale	(19)	(100)
Loss on sales of OREO	—	61
Net amortization of premium on securities available-for-sale	109	113
Net amortization of premium on securities held-to-maturity	26	—
Net amortization of core deposit intangible	112	112
Net amortization of premium on loans purchased	100	143
Decrease in accrued interest receivable and other assets	90	387
Decrease in accrued interest payable and other liabilities	(317)	(744)
Net cash provided by operating activities	1,027	1,051
Cash flows from investing activities:
Purchase of securities available-for-sale	(22,532)	(14,536)
Proceeds from sales of securities available-for-sale	2,019	2,757
Proceeds from repayments and maturities of securities available-for-sale	3,067	16,042
Proceeds from sales of OREO	—	474
Proceeds from repayments and maturities of securities held-to-maturity	546	—
Loan originations and principal collections, net	(25,380)	2,846
Redemption (purchase) of Federal Reserve stock and other stocks	(874)	152
Purchases of premises and equipment	(316)	(41)

Net cash (used in) provided by investing activities	(43,470)	7,694
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	28,540	25,907
Net decrease in time certificates of deposit	(5,242)	(12,681)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(399)	(1,081)
Net increase in other borrowings	8,900	—
Net proceeds from exercise of stock options	78	59
Net cash provided by financing activities	31,877	12,204
Net (decrease) increase in cash and cash equivalents	(10,566)	20,949
Cash and cash equivalents, January 1	39,284	37,576
Cash and cash equivalents, June 30	$28,718	$58,525

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,152	$2,207
Transfers to OREO from loans receivable, net	—	535
Cash paid for income taxes	$28	$—

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) and its wholly owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, “the Banks”). The Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities effective July 1, 2003 and accordingly the accounts of National Mercantile Capital Trust I are not included in the consolidated balance sheet at June 30, 2004 or the consolidated statement of operations for the three and six months then ended.   The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 2,906,241 and 4,551,564, respectively, for the three months ended June 30, 2004 and 2,858,382 and 4,607,981, respectively, for the six months ended June 30, 2004.   The weighted average number of common shares outstanding used in computing basic and diluted loss per share for the three months ended June 30, 2003 was 2,695,366 and 2,691,485 for the six months ended June 30, 2003.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings and loss per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)

For the three months ended June 30, 2004:
Basic earnings per share	$345	2,906,241	$0.12

Effect of dilutive securities:
Options		140,001
Convertible preferred stock		1,505,322
Diluted earnings per share	$345	4,551,564	$0.08

For the three months ended June 30, 2003:
Basic and diluted loss per share	$(519)	2,695,366	$(0.19)

For the six months ended June 30, 2004:
Basic earnings per share	$636	2,858,382	$0.22

Effect of dilutive securities:
Options		245,782
Convertible preferred stock		1,503,817
Diluted earnings per share	$636	4,607,981	$0.14

For the six months ended June 30, 2003:
Basic and diluted loss per share	$(422)	2,691,485	$(0.16)

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-demand, due from banks-interest-bearing and federal funds sold.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans, concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California). Management performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Dollars in thousands)		(Dollars in thousands)

Balance, beginning of period	$3,633	$4,694	$3,635	$4,846
Loans charged off:
Real estate loans:
Secured by one to four family residential properties	—	15	—	38
Secured by multifamily residential properties	—	—	—	—
Secured by commercial real properties	—	75	—	75
Real estate construction and land development	—	—	—	—
Commercial - secured and unsecured	—	2,318	31	2,697
Consumer installment, home equity lines of credit and unsecured loans to individuals	—	33	4	33

Total loans charged-off	—	2,441	35	2,843

Recoveries of loans previously charged off:
Real estate loans:
Secured by one to four family residential properties	—	—	—	—
Secured by multifamily residential properties	—	—	—	—
Secured by commercial real properties	—	—	—	—
Real estate construction and land development	—	—	6	—
Commercial - secured and unsecured	57	47	68	133
Consumer installment, home equity lines of credit and unsecured loans to individuals	1	7	17	61

Total recoveries of loans previously charged off	58	54	91	194
Net charge-offs (recoveries)	(58)	2,387	(56)	2,649
Provision for credit losses	—	1,145	—	1,255

Balance, end of period	$3,691	$3,452	$3,691	$3,452

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

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

As of June 30, 2004 and December 31, 2003, the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.7 million and $1.9 million, respectively, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at June 30, 2004 and December 31, 2003, and accumulated amortization was $559,000 and $447,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2004 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other recorded indefinite-lived intangible assets.  Goodwill and other intangible assets are reviewed and assessed annually for impairment.

NOTE 6—INCOME TAXES

An income tax provision of $240,000 and income tax benefit of $323,000 were recorded for the three months ended June 30, 2004 and 2003, respectively.  Income tax provision of $442,000 and income tax benefit of $216,000 were recorded for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $18.4 million, which begin to expire in the year 2009; (ii) California NOLS of $273,000 which will expire in 2005; (iii) a federal alternative minimum tax “AMT” credit of $298,000; and (iv) a California AMT of $16,000.  The California NOLS were scheduled to expire in 2002; the state legislature suspended NOLS utilization and extended the related carry forwards expiration.  The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 7—BENEFIT PLANS

The estimated per share weighted average fair value of options granted was $6.85 and $4.81 for the three months ended June 30, 2004 and 2003, respectively.  The estimated per share weighted average fair value of options granted was $6.95 and $4.73 for the six months ended June 30, 2004 and 2003, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock incentive plans.  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the options.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the three months ended June 30, 2004 and 2003 would have decreased by $30,000 and $28,000, respectively.  Basic and diluted earnings per share would have decreased by $0.01 for the three months ended June 30, 2004 and basic and diluted loss per share would have increased by $0.01 for the three months ended June 30, 2003.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the six months ended June 30, 2004 and 2003 would have decreased by $57,000 and $66,000 respectively.  Basic earnings per share would have decreased by $0.02 for the six months ended June 30, 2004 and diluted earnings per share would have decreased by $0.01 for the six months ended June 30, 2004.  Basic and diluted loss per share would have increased by $0.02 for the six months ended June 30, 2003.

The fair values of options granted during the three months ended June 30, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2004— no dividend yield, expected volatility of 57%, risk-free interest rate of 4.60%, and an expected life of 10 years; 2003— no dividend yield, expected volatility of 59%, risk-free interest rate of 4.81%, and an expected life of 10 years.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income (loss) was as follows:

	For the Three months ended June 30,		For the Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Net income (loss)	$345	$(519)	$636	$(422)

Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on securities available for sale	(377)	(32)	(346)	(220)
Other comprehensive income (loss), before tax	(377)	(32)	(346)	(220)

Income tax benefit related to items of other comprehensive income	155	13	142	91
Other comprehensive income (loss)	(222)	(19)	(204)	(129)
Total comprehensive income (loss)	$123	$(538)	$432	$(551)

NOTE 9—JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

In 2001, National Mercantile, through National Mercantile Capital Trust I (the “Trust”), issued 15,000 of 10.25% fixed-rate preferred securities due July 25, 2031 (the “Trust Preferred Securities”), with a liquidation amount of $1,000 per Trust Preferred Security and an aggregate liquidation amount of $15.0 million.  The Trust Preferred Securities represent undivided beneficial interests in the assets of the Trust and are guaranteed by National Mercantile only with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a guarantee agreement.

The primary assets of the Trust are $15.5 million aggregate principal amount of National Mercantile’s 10.25% fixed-rate junior subordinated deferrable interest debentures due July 25, 2031, (the “Junior Subordinated Debentures”) that pay interest each January 25 and July 25.  The interest is deferrable, at National Mercantile’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at National Mercantile’s option on or after five years from issuance at declining premiums to maturity.

The Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as of July 1, 2003 resulting in the deconsolidation of the Trust. Accordingly, the Junior Subordinated Debentures have been classified in liabilities at June 30, 2004 and the related interest was classified as interest expense for the three and six months then ended.  For dates and periods prior to the adoption of FIN 46, the Trust Preferred Securities, net of the cost of issuance, were recorded as a minority interest and the related interest was recorded as a minority interest in the Company’s income.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

In January 2003, National Mercantile entered into an interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in National Mercantile paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At June 30, 2004, National Mercantile was paying an interest rate of 5.75% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the cost of the 10.25% fixed-rate Junior Subordinated Debentures in a low interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Junior Subordinated Debentures, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Junior Subordinated Debentures.  An $837,000 decrease in the fair value of the swap was recorded in income for the three-month period ended June 30, 2004 with an offsetting charge to earnings to reflect a similar decrease in the fair value of the Junior Subordinated Debentures.   No ineffectiveness was recorded to current earnings related to the interest rate swap.

The terms of the swap require National Mercantile to provide collateral to support its contract obligations and varies based upon the swap contract value.  At June 30, 2004, $1.8 million in cash and securities were pledged as collateral.

NOTE 11— CONVERSION OF PREFERRED STOCK

During the six months ended June 30, 2004, 63,312 shares of Series A non-cumulative convertible perpetual preferred stock were converted into 126,624 shares of common stock.

NOTE 12—RECLASSIFICATIONS

Certain prior year data have been reclassified to conform to the current year presentation.

NOTE 13—SUBSEQUENT EVENT

On July 1, 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount beginning at $50.0 million for a 4-year period, declining to $30.0 million for the fifth year and $10.0 million for the sixth year with a final maturity of June 30, 2010.  The interest rate swap agreement results in the Banks paying or receiving the difference between the fixed and floating rates at monthly intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap will be recognized as an adjustment to interest income.  At July 1, 2004, the Banks were paying an interest rate of 4.25% under the terms of the swap.

These interest rate swaps reduce the current asset sensitivity of the Company’s balance sheet moderating the potential negative impact on earnings in the event of declining interest rates.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 these swap transactions are designated as cash flow hedges.  Accordingly, the change in fair value of the swaps is recorded each period as other comprehensive income and any ineffective portion of the change in the fair value is recorded in current income.  The Company has a large portion of its loan portfolio that adjusts to changes in the prime rate lending index and therefore the swaps are currently considered highly effective in offsetting changes in the cash flows of the loan portfolio.

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

In July 2001, National Mercantile formed National Mercantile Capital Trust (the “Trust”) as a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities (the “Trust Preferred Securities”).  The Trust issued those securities and utilized the proceeds to purchase from National Mercantile, its junior subordinated deferrable interest debentures (the “Junior Subordinated Debentures”).  Through June 30, 2003, the Company’s financial statements reflected the Trust as a consolidated subsidiary, with the effect that the Trust Preferred Securities of the Trust reflected on the balance sheet as mezzanine equity and payments on the Trust Preferred Securities were set forth as minority interest in the Company’s income of the guaranteed preferred beneficial interest in the Junior Subordinated Debentures.

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

RESULTS OF OPERATIONS

The Company recorded net income of $345,000, or $0.12 basic earnings per share and $0.08 diluted earning per share, for the three months ended June 30, 2004 compared to a net loss of $519,000, or $0.19 basic and diluted loss per share, for the same period of 2003.   The increase in net income for the 2004 period was primarily due to a $1,145,000 reduction in the provision for credit losses as well as a $118,000 increase in other operating income, and a $257,000 reduction in interest expense on deposits. This was partially offset by a $66,000 reduction in total interest income, a $29,000 increase in other operating expenses and a $563,000 increase in income tax provisions.

The Company recorded net income of $636,000, or $0.22 basic earnings per share and $0.14 diluted earning per share, for the six months ended June 30, 2004 compared to a net loss of $422,000, or $0.16 basic and diluted loss per share, for the same period of 2003.  The increase in net income for the 2004 period was primarily due to a $1,255,000 reduction in the provision for credit losses as well as a $148,000 increase in other operating income and a $234,000 reduction in interest expense.  This was partially offset by a $335,000 reduction in total interest income, a $42,000 increase in other operating expenses and a $658,000 increase in income tax provisions.

Return on average assets during the second quarter and first half of 2004 was 0.37% and 0.35% respectively, compared to a minus 0.56% and 0.24% during the second quarter and first half of 2003. Return on average equity during the second quarter and first half of 2004 was 4.28% and 3.95%, respectively, compared to a negative 6.58% and 2.70% during the second quarter and first half of 2003, respectively.

NET INTEREST INCOME

Net interest income before the provision for credit losses decreased $30,000 for the second quarter of 2004 compared to the second quarter of 2003 due to the inclusion of  $228,000 interest on the Junior Subordinated Debentures in the 2004 quarter.  This accounting change also resulted in the net interest margin (net yield on interest earning assets) being lower in the second quarter of 2004 (4.38%) than the second quarter of 2003 (4.44%).  Income and expenses on interest earning assets and interest bearing liabilities during these periods were affected by declining market interest rates as a result of the Federal Reserve Board’s reduction in the federal funds rate in response to the slow economy.

Interest income decreased for the second quarter 2004 due to a 0.12% decline in the weighted average yield on interest earning assets despite a $3.4 million increase in average interest earning assets.  The reduction in the weighted average yield on interest earning assets was due to a decline in market interest rates, resulting in a repricing of adjustable rate assets (primarily loans) and lower yields on renewed loans and newly originated or purchased assets.  Loan yields declined 39 basis points in the 2004 period compared to 2003.  The decline in interest income was partially mitigated by a change in the composition of earning assets.  The average volume of lower yielding federal funds sold and securities purchased under agreement to resell declined $36.8 million for the three months ended June 30, 2004 while the average volumes of higher yielding securities available-for-sale and securities held-to-maturity increased $25.3 million and $4.2 million, respectively, and the average volume of loans receivable increased $6.5 million.  The growth in securities was due to additional investments of relatively short-term instruments in an interest rate environment that management viewed as favorable.  The growth in loans receivable was largely due to the emphasis on business development through the hiring of seasoned commercial lending officers.

Interest expense for the second quarter 2004 decreased due to a 0.20% decline in the weighted average rates on interest bearing liabilities, which more than offset a $20.0 million increase in average interest-bearing liabilities. The reduction in the weighted average rate was due to a decline in market interest rates and an increase in lower-cost demand, savings and money market deposits and reduction in higher-cost certificates of deposit.  The decline in interest expense was offset in part by the inclusion of interest on the higher cost Junior Subordinated Debentures as interest expense described above and an increase in other borrowings.  Interest bearing demand, and money market and savings deposits increased $4.8 million and $13.8 million, respectively, as a result of the additional resources expended to develop business banking.  Time certificates of deposit decreased $16.7 million due to pricing designed to encourage run-off at maturity.

Net interest income before the provision for credit losses decreased $101,000 for the six months ended June 30, 2004 compared to the same period of 2003 due to the inclusion of $454,000 interest on the Junior Subordinated Debentures in the 2004 quarter.  This accounting change also resulted in the net interest margin (net yield on interest earning assets) being lower in the six months ended June 30, 2004 (4.36%) than the same period in 2003 (4.52%). Income and expenses on interest earning assets and interest bearing liabilities during these periods were affected by declining market interest rates as a result of the Federal Reserve Board’s reduction in the federal funds rate in response to the slow economy.

Interest income decreased due to a 0.32% decline in the weighted average yield on interest earning assets despite a $6.0 million increase in average interest earning assets.  The reduction in the weighted average yield on interest earning assets was due to: (i) a decline in market interest rates, resulting in a repricing of adjustable rate assets (primarily loans) and lower yields on renewed loans and newly originated or purchased assets, and (ii) lower yielding assets comprising a greater portion of our interest earning assets, due to a decline in average loans.  The yield on loans receivable declined 36 basis points for the 2004 period compared to 2003 and loans receivable averaged $1.6 million less in the first half of 2004 compared to the same period in 2003, due to a lower volume of loans early in 2004.  The decline in interest income was moderated by a change in the composition of earning assets.  The average volume of lower-yielding federal funds sold and securities purchased under agreements to resell declined $17.2 million for the six months ended June 30, 2004 while the average volumes of higher- yielding securities available-for–sale and securities held-to-maturity increased $16.0 million and $4.4 million, respectively.

Interest expense decreased due to a 0.34% decline in the weighted average rates on interest bearing liabilities, which more than offset a $14.5 million increase in average interest-bearing liabilities. The reduction in the weighted average rate was due to: (i) a decline in market interest rates and (ii) an increase in lower-cost demand, savings and money market deposits and reduction in higher-cost certificates of deposits.  This was offset in part by the inclusion of interest on the higher cost Junior Subordinated Debentures as interest expense.  Interest bearing demand, and money market and savings deposits increased $3.6 million and $12.6 million, respectively, as a result of the additional resources expended to develop business banking.  Time certificates of deposit decreased $18.0 million due to more aggressive pricing practices.

The following table presents the components of net interest income for the three months ended June 30, 2004 and 2003.

Average Balance Sheet and

Analysis of Net Interest Income

	Three months ended
	June 30, 2004			June 30, 2003
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,623	12	1.04%	$41,409	$133	1.29%
Due from banks-interest bearing	4,091	13	1.28%	—	—	—
Securities available-for-sale	46,495	346	2.98%	21,147	159	3.01%
Securities held-to-maturity	4,245	25	2.31%	—	—	—
Loans receivable (1) (2)	273,042	3,920	5.77%	266,520	4,090	6.16%
Total interest earning assets	332,496	4,316	5.22%	329,076	4,382	5.34%

Noninterest earning assets:
Cash and due from banks - demand	23,194			22,045
Other assets	21,796			22,537
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(3,695)			(4,518)
Total assets	$373,791			$369,140

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,426	19	0.24%	$27,592	$28	0.41%
Money market and savings	113,038	183	0.65%	99,262	254	1.03%
Time certificates of deposit:
$100,000 or more	21,675	74	1.37%	30,643	119	1.56%
Under $100,000	26,381	105	1.60%	34,117	237	2.79%
Total time certificates of deposit	48,056	179	1.50%	64,760	356	2.20%
Total interest-bearing deposits	193,520	381	0.79%	191,614	638	1.34%
Other borrowings	10,524	83	3.17%	7,500	89	4.76%
Junior subordinated debentures	15,464	228	5.93%	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	132	2	6.09%	538	3	2.24%
Total interest-bearing liabilities	219,640	694	1.27%	199,652	730	1.47%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	120,734			122,110
Other liabilities	1,080			1,228
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—			14,536
Shareholders’ equity	32,337			31,614
Total liabilities and shareholders’ equity	$373,791			$369,140

Net interest income (spread)		$3,622	3.95%		$3,652	3.87%

Net yield on interest earning assets (2)			4.38%			4.45%

(1)          The average balance of nonperforming loans has been included in loans receivable.

(2)          Yields and amounts earned on loans receivable include loan fees of $275,000 and $227,000 for the three months ended June 30, 2004 and 2003, respectively.

The following table presents the components of net interest income for the six months ended June 30, 2004 and 2003.

Average Balance Sheet and

Analysis of Net Interest Income

	Six months ended
	June 30, 2004			June 30, 2003
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$11,029	54	0.98%	$28,196	$176	1.26%
Due from banks-interest bearing	4,394	28	1.28%	—	—	—
Securities available-for-sale	39,707	590	2.97%	23,749	409	3.44%
Securities held-to-maturity	4,377	80	3.66%	—	—	—
Loans receivable (1) (2)	266,353	7,705	5.82%	267,911	8,207	6.18%
Total interest earning assets	325,860	8,457	5.22%	319,856	8,792	5.54%

Noninterest earning assets:
Cash and due from banks - demand	23,078			21,437
Other assets	21,646			21,348
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(3,611)			(4,507)
Total assets	$366,973			$358,134

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$31,176	36	0.23%	$27,621	$89	0.65%
Money market and savings	106,794	346	0.65%	94,147	555	1.19%
Time certificates of deposit:
$100,000 or more	22,908	157	1.38%	31,352	266	1.71%
Under $100,000	26,370	218	1.66%	35,915	519	2.91%
Total time certificates of deposit	49,278	375	1.53%	67,267	785	2.35%
Total interest-bearing deposits	187,248	757	0.81%	189,035	1,429	1.52%
Other borrowings	9,012	171	3.82%	7,500	178	4.79%
Junior subordinated debentures	15,464	454	5.90%	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	181	2	2.22%	834	11	2.66%
Total interest-bearing liabilities	211,905	1,384	1.31%	197,369	1,618	1.65%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	121,965			113,942
Other liabilities	848			803
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—			14,534
Shareholders’ equity	32,255			31,486
Total liabilities and shareholders’ equity	$366,973			$358,134

Net interest income (spread)		$7,073	3.91%		$7,174	3.89%

Net yield on interest earning assets (2)			4.36%			4.52%

(1)          The average balance of nonperforming loans has been included in loans receivable.

(2)          Yields and amounts earned on loans receivable include loan fees of $568,000 and $417,000 for the three months ended June 30, 2004 and 2003, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Six months ended June 30, 2004 vs 2003
			Net Increase (Decrease)
	Increase (decrease) due to:
	Volume	Rate
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(107)	$(15)	$(122)
Interest-bearing deposits with other financial institutions	28	—	28
Securities available-for-sale	274	(93)	181
Securities held-to-maturity	80	—	80
Loans receivable (2)	(46)	(456)	(502)
Total interest-earning assets	229	(564)	(335)

Interest Expense:
Interest-bearing deposits:
Demand	$11	$(64)	$(53)
Money market and savings	75	(284)	(209)
Time certificates of deposit:
$100,000 or more	(72)	(37)	(109)
Under $100,000	(138)	(163)	(301)
Total time certificates of deposit	(210)	(200)	(410)
Total interest-bearing deposits	(124)	(548)	(672)
Other borrowings	36	(43)	(7)
Junior subordinated debentures	454	—	454
Federal funds purchased and securities sold under agreements to repurchase	(9)	—	(9)
Total interest-bearing liabilities	357	(591)	(234)

Net interest income	$(128)	$27	$(101)

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

PROVISION FOR CREDIT LOSSES

There was no provision for credit losses for the three months and six months ended June 30, 2004 compared to a provision of $1.1 million and $1.3 million for the three months and six months ended June 30, 2003, respectively. The decrease in provisions for credit losses for the three months and six months ended June 30, 2004 was due to recoveries of loans previously charged off and the current adequacy of the allowance for credit losses based upon our analysis.  See Note 4 of Notes to Consolidated Financial Statements.

OTHER OPERATING INCOME

Other operating income increased to $402,000 during the second quarter of 2004 from $284,000 during the second quarter of 2003 primarily due to an increase in deposit-related and other customer service income due to increased fees and new product introduction.  Additionally, the 2003 period included a $61,000 loss on sale of OREO.

Other operating income increased to $867,000 during the six months ended June 30, 2004 from $719,000 during the six months ended June 30, 2003 likewise due to an increase in deposit-related and other customer service income and the 2003 loss on sale of OREO.   The increase was partially offset by a $81,000 decrease in net gain on sale of securities available-for-sale and decline in investment services income.

Net gains on sales of securities are generated primarily in declining interest rate environments.   Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results which may be obtained in future periods.

OTHER OPERATING EXPENSES

Other operating expenses were nearly unchanged at $3.4 million for the three months ended June 30, 2004 and 2003. Variances within operating expenses were reflected as follows: (i) salaries and related benefits expense increased $44,000 or 2.4%; (ii) net occupancy expense decreased $20,000 or 5.8%; (iii) premise and equipment expense increased $37,000 or 29.6%; (iv) computer data processing expense decreased $25,000 or 10.0%;  (v) legal services expense decreased $39,000 or 33.3%;  (vi) retirement of premises and equipment increased $43,000; and (vii) promotional and other expenses decreased $60,000 or 44.4%.

Other operating expenses were nearly unchanged at $6.9 million for the six months ended June 30, 2004 compared to $6.8 million for the same period in 2003. Variances within operating expenses were reflected as follows; (i) salaries and related benefits expense increased $85,000 or 2.3%; (ii) net occupancy expense decreased $58,000 or 8.6%; (iii) premise and equipment expense increased $64,000 or 27.4%; (iv) client services expense decreased $40,000, or 12.58%; (v) legal services expense decreased $79,000 or 30.4%;  and (vii) retirement of premises and equipment increased $43,000.

The increase in salary and related expense is primarily due to the addition of business development staff and increased commission expense. The decrease in occupancy expense was due to a decrease in rent expense from the move of the corporate headquarters in January 2004. The increase in premise and equipment expense is due to an increase in maintenance and repairs of computers primarily due to the temporary moves of the corporate headquarters and the Beverly Hills loan production office.  Legal expenses decreased for the collection of loans due to fewer past due loans and fewer other real estate owned properties.

MINORITY INTEREST IN THE COMPANY’S INCOME

The minority interest in the Company’s income of the guaranteed beneficial interest in the Company’s Junior Subordinated Debentures was $456,000 for the six months ended June 30, 2003.  As a result of the reclassification pursuant to FIN 46 effective July 1, 2003, no such minority interest expense was recorded for the six months ended June 30, 2004.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	June 30, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$703	$—	$2	$701
GNMA-issued/guaranteed mortgage pass through certificates	233	9	—	242
Other U.S. Government and federal agency securities	32,119	—	161	31,958
FHLMC/FNMA-issued mortgage pass through certificates	4,054	118	—	4,172
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	46	—	—	46
Mutual funds	10,000	—	192	9,808
Privately issued corporate bonds, CMO and REMIC securities	957	3	—	960
	$48,112	$130	$355	$47,887

FRB and other equity stocks	$2,746	—	17	$2,729

	June 30, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,025	$10	$17	$4,018
	$4,025	$10	$17	$4,018

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$600	$—	$1	$599
GNMA-issued/guaranteed mortgage pass through certificates	351	12	—	363
Other U.S. government and federal agency securities	12,758	45	4	12,799
FHLMC/FNMA-issued mortgage pass through certificates	3,828	161	—	3,989
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	56	1	—	57
Mortgage mutual funds	10,000	—	98	9,902
Privately issued corporate bonds, CMO and REMIC securities	3,163	5	—	3,168
	$30,756	$224	$103	$30,877

FRB and other equity stocks	$1,872	—	—	$1,872

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,597	$43	$—	$4,640

	$4,597	$43	$—	$4,640

As of June 30, 2004, the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity, except $9.8 million of an adjustable rate mortgage mutual fund in which the fund’s holdings are primarily comprised of U.S. agency securities, agency mortgage pools and U.S. Treasury securities.  The Company had $4.0 million and $4.6 million securities classified as held-to-maturity at June 30, 2004 and December 31, 2003, respectively.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Secured by one to four family residential properties	$7,630	3%	$8,167	3%
Secured by multifamily residential properties	12,536	4%	13,071	5%
Secured by commercial real properties	145,031	50%	132,320	52%
Real estate construction and land development	37,053	13%	27,210	10%
Commercial loans - secured and unsecured	82,293	29%	76,699	29%
Consumer installment, home equity and unsecured loans to individuals	1,864	1%	3,510	1%
Total loans outstanding	286,407	100%	260,977	100%

Deferred net loan origination fees and purchased loan discount	(822)		(728)
Loans receivable, net	$285,585		$260,249

Total loans outstanding increased by $25.3 million to $285.6 million at June 30, 2004 compared to $260.2 million at December 31, 2003 due to new originations in real estate loans secured by commercial real properties and commercial loans resulting from additional resources expended on business development.  Additionally, newly originated as well as funding of previously originated real estate construction and land development loans contributed to the 2004 loan growth.  Due to the nature of construction loans, the outstanding balance of newly originated loans increases gradually during the life of the loan and repays in a lump sum.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	June 30, 2004	December 31 2003
	(Dollars in thousands)

Nonaccrual loans	$289	$438
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	6	—
Nonperforming loans	295	438
Other real estate owned	1,010	925
Other nonperforming assets	—	—
Total nonperforming assets	$1,305	$1,363

Allowance for credit losses as a percent of nonaccrual loans	1277.2%	829.9%
Allowance for credit losses as a percent of nonperforming loans	1251.2%	829.9%
Total nonperforming assets as a percent of loans receivable	0.5%	0.5%
Total nonperforming assets as a percent of total shareholders’ equity	4.0%	4.3%

Nonaccrual loans decreased $149,000 from December 31, 2003 to June 30, 2004 due primarily to collection of nonaccrual loans and loan charge offs.  Other real estate owned (OREO) increased $85,000 from December 31, 2003 to June 30, 2004  due to capitalization of expenditures for improvements on existing OREO.  Nonaccrual and impaired loans are accounted for under the Company’s policy, which is in accordance with Financial Accounting Standards No. 114 Accounting by Creditors for Impairment of a Loan.

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

No loans were charged off during the second quarter of 2004.  Loans charged off during the six months ended June 30, 2004 were $35,000.  This compares to loans charged off of $2.4 million and $2.8 million during the second quarter and first half of 2003, respectively.  Recoveries of loans previously charged off were $58,000 and $91,000 during the second quarter and first half of 2004, respectively, compared to $54,000 and $194,000 during the second quarter and first half of 2003, respectively.  See Note 4 of Notes to Consolidated Financial Statements.

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

DEPOSITS

Total deposits were $322.0 million and $298.7 million at June 30, 2004 and December 31, 2003, respectively.  Noninterest-bearing demand deposits and money market deposits were $123.9 million and $80.0 million, respectively, at June 30, 2004 compared to $120.0 million and $55.4 million, respectively, at December 31, 2003. Interest-bearing demand deposits, which are largely limited to individuals, increased to $30.6 million at June 30, 2004 from $29.3 million at December 31, 2003.  The increase in these accounts is attributable to an emphasis on growing business banking through the hiring of commercial lending officers, which generates transaction deposit accounts.  Time certificates of deposit (“TCDs”) decreased to $49.8 million at June 30, 2004 from $55.0 million at December 31, 2003 due to a continued emphasis on growing lower cost transaction accounts and pricing TCD’s at rates designed to encourage run-off at maturity. There were no brokered TCDs at June 30, 2004 and $5.0 million brokered TCDs at December 31, 2003.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

There were no federal funds purchased and securities sold under agreements to repurchase at June 30, 2004 compared to $399,000 at December 31, 2003.

OTHER BORROWINGS

Other borrowings were $16.4 million at June 30, 2004 compared to $7.5 million at December 31, 2003 representing advances from the Federal Home Loan Bank.   As part of its current funding strategy the Company utilized a greater amount of overnight borrowing from the FHLB to fund its securities available-for-sale and loans receivable.

JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Junior Subordinated Debentures were $15.5 million at June 30, 2004 and December 31, 2003. See Note 9 of Notes to Consolidated Financial Statements.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $31.7 million at December 31, 2003 to $32.2 million at June 30, 2004 due to the retained earnings for the six months ended June 30, 2004 partially offset by the decreases in market value of securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At June 30, 2004 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for the Company and the Banks as of June 30, 2004 and December 31, 2003.

Regulatory Capital Information

of the National Mercantile Bancorp and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	June 30, 2004	December 31, 2003
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	8.92%	8.69%
Tier 1 risk-based capital	4.00%	N/A	10.41%	11.02%
Total risk-based capital	8.00%	N/A	12.97%	13.84%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	7.84%	8.13%
Tier 1 risk-based capital	4.00%	6.00%	10.19%	10.88%
Total risk-based capital	8.00%	10.00%	11.44%	12.13%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.64%	9.44%
Tier 1 risk-based capital	4.00%	6.00%	10.13%	11.18%
Total risk-based capital	8.00%	10.00%	11.18%	12.37%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

The Company’s cash and due from banks was $22.0 million on June 30, 2004 compared to $24.6 million on December 31, 2003.  Due from banks-interest-bearing was $2.7 million and $4.7 million at June 30, 2004 and December 31, 2003, respectively.  Federal funds sold were $4.0 million and $10.0 million for June 30, 2004 and December 31, 2003, respectively.  Mercantile had $5.0 million and South Bay had $12.0 million in Federal funds lines with correspondent banks as of June 30, 2004.

National Mercantile is a legal entity separate and distinct from the Banks, and therefore it must provide for its own liquidity.  National Mercantile’s principal sources of funds are proceeds from the sales of securities and dividends or capital distributions from the Banks.  In addition to its own operating expenses, National Mercantile is responsible for the payment of the interest on the outstanding Junior Subordinated Debentures.  The semi-annual interest payments on the Junior Subordinated Debentures, under the terms of the indenture, are deferrable at National Mercantile’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The National Mercantile has not deferred any interest payments.

National Mercantile’s cash and due from banks was $1.0 million on June 30, 2004 compared to $1.2 million at December 31, 2003.

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

National banks that are not in compliance with regulatory capital requirements generally are not permitted to pay dividends.  The OCC also can prohibit a national bank from engaging in an unsafe or unsound practice in its business.  Depending on the bank’s financial condition, payment of dividends could be deemed to constitute an unsafe or unsound practice.  Except under certain circumstances, and with prior regulatory approval, a bank may not pay a dividend if, after so doing, it would be undercapitalized.  A bank’s ability to pay dividends in the future is, and could be, further influenced by regulatory policies or agreements and by capital guidelines.

Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay has an accumulated surplus of $477,000 as of June 30, 2004.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $67.6 million at June 30, 2004, a $18.3 million decrease from an asset sensitive position of $85.9 million at December 31, 2003.  This change resulted primarily from an increase in demand, money market and savings deposits repricing in less than three months, partially offset by an increase in adjustable loans receivable and federal funds sold.

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

Rate-Sensitive Assets and Liabilities

	June 30, 2004
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$4,000	$—	$—	$—	$4,000
Securities at amortized cost	10,768	2,021	25,456	13,667	51,912
Due from banks - interest bearing	—	2,728	—	—	2,728
FRB and other stock, at cost	—	—	—	2,746	2,746
Loans receivable (1)	245,298	9,523	20,913	9,562	285,296
Total rate-sensitive assets	260,066	14,272	46,369	25,975	346,682

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	148,287	—	—	—	148,287
Time certificates of deposit	14,985	27,064	7,646	86	49,781
Other borrowings	5,000	11,400		—	16,400
Total rate-sensitive liabilities	168,272	38,464	7,646	86	214,468
Interest rate-sensitivity gap	91,794	(24,192)	38,723	25,889	132,214
Cumulative interest rate-sensitivity gap	$91,794	$67,602	$106,325	$132,214
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	155%	133%	150%	162%

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

We establish allowances for credit losses against each segment of our loan portfolio.  At June 30, 2004, our allowance for credit losses equaled 1.29% of loans receivable and 1,251% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of June 30, 2004, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At June 30, 2004, a large majority of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

On a periodic basis, at least annually, we perform an analysis to determine if it is more likely than not that some or all of the gross deferred tax asset will not be realized.  Factors used in the analysis that are reflective of the future realization of a deferred tax asset are:

•                  Future earnings are assured;

•                  Expected adequate future taxable income arising from the reversal of temporary differences to realize the tax asset

A valuation allowance may be established to reduce the deferred tax asset to its realizable value.  The determination of whether a valuation allowance is necessary involves considering the positive and negative factors related to whether the deferred tax asset is more likely than not to be realized.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that we determine that a valuation allowance to the deferred tax asset is necessary. No such valuation allowance exists at June 30, 2004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in the Quarterly Report on Form 10-QSB under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking and are based upon information currently available to the Company.  The Company, through its officers, directors or employees, may also from time to time make oral forward-looking statements.   Any such statement is qualified by reference to these cautionary statements.   In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.  Many important factors that could cause such a difference are described in the Company’s Annual Report Form 10-KSB for the year ended December 31, 2003, under the caption “Factors, Which May Affect Future Operating Results.”

Undue reliance should not be placed on the Company’s forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond the Company’s control.  The Company’s forward-looking statements speak only as of the date on which this report was filed with United Stated Securities and Exchange Commission.  Over time, actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by the Company’s forward-looking statements, and such difference might be significant and materially adverse to the Company’s stockholders.

All subsequent written or oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified by the factors described above.   The Company assumes no obligation, and disclaims any obligation, to update information contained in the Quarterly Report on Form 10-QSB, including forward-looking statements, as a result of facts, events or circumstances after the date of this report, except as required by law in the normal course of its public disclosure practices.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that the Company’s disclosure controls and procedures reasonably ensure that information required to be disclosed by the Company in this quarterly report has been made known to them in a timely manner.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certification of Scott A. Montgomery on disclosure controls.

31.2 Certification of David R. Brown on disclosure controls.

32.1 Certification of Scott A. Montgomery pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of David R. Brown pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Form 8-K, (Item 5) including the Company’s press release regarding first quarter 2004 operating results was furnished April 22, 2004.

Form 8-K, (Item 5) including the Company’s press release regarding second quarter 2004 operating results was furnished August 4, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	August 16 , 2004	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	August 16, 2004	/s/ DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting Officer