Form 10QSB
period 2004-09-30
NATIONAL MERCANTILE BANCORP
filed 2004-11-15
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended  September 30, 2004

☐  Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                to               .

Commission File Number 0-15982

NATIONAL MERCANTILE BANCORP

(Exact name of small business issuer in its charter)

California	95-3819685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Century Park East	90067
Los Angeles, California	(Zip Code)
(Address to principal executive offices)

Issuer’s telephone number, including area code:  (310) 277-2265

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable dat:  The number of shares of Common Stock, no par value, of the issuer outstanding as of  November 10, 2004 was 2,950,678.

Transitional Small Business Disclosure Format (Check one):    ☐ Yes       ☒ No

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31, 2003
	2004
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$25,855	$24,556
Due from banks-interest bearing	2,728	4,728
Federal funds sold and securities purchased under agreements to resell	4,000	10,000
Cash and cash equivalents	32,583	39,284
Securities available-for-sale, at fair value; aggregate amortized cost of $40,985 and $30,756 at September 30, 2004 and December 31, 2003, respectively	41,021	30,877
Securities held-to-maturity, at amortized cost	3,776	4,597
FRB and other stock, at cost	2,956	1,872
Loans receivable	303,812	260,249
Allowance for credit losses	(3,850)	(3,635)
Net loans receivable	299,962	256,614
Premises and equipment, net	5,695	5,444
Other real estate owned	1,043	925
Deferred tax asset	5,544	6,950
Goodwill	3,225	3,225
Intangible assets, net	1,686	1,854
Accrued interest receivable and other assets	7,967	3,564
Total assets	$405,458	$355,206

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$121,503	$119,998
Interest-bearing demand	30,832	29,349
Money market	72,702	55,422
Savings	34,744	38,925
Time certificates of deposit:
$100,000 or more	40,833	27,308
Under $100,000	21,935	27,715
Total deposits	322,549	298,717

Federal funds purchased and securities sold under agreements to repurchase	—	399
Other borrowings	31,900	7,500
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	1,607	1,405
Total liabilities	371,520	323,485

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 666,273 shares and 729,585 shares at September 30, 2004 and December 31, 2003, respectively	5,442	5,959
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at September 30, 2004 and December 31, 2003	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,924,078 shares and 2,772,279 shares at September 30, 2004 and December 31, 2003, respectively	39,284	38,602
Accumulated deficit	(12,404)	(13,911)
Accumulated other comprehensive income	616	71
Total shareholders’ equity	33,938	31,721
Total liabilities and shareholders’ equity	$405,458	$355,206

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2004	2003	2004	2003
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Interest income:
Loans, including fees	$5,067	$3,914	$12,772	$12,121
Securities	403	251	1,073	660
Due from banks - interest bearing	12	5	40	5
Federal funds sold and securities purchased under agreements to resell	5	92	59	268
Total interest income	5,487	4,262	13,944	13,054
Interest expense:
Interest-bearing demand	19	21	55	110
Money market and savings	195	181	541	736
Time certificates of deposit:
$100,000 or more	93	163	250	429
Under $100,000	121	138	339	657
Total interest expense on deposits	428	503	1,185	1,932
Federal funds purchased and securities sold under agreements to repurchase	—	3	1	14
Junior subordinated deferrable interest debentures	259	228	713	228
Other borrowings	105	89	277	267
Total interest expense	792	823	2,176	2,441
Net interest income before provision for credit losses	4,695	3,439	11,768	10,613
Provision for credit losses	120	10	120	1,265
Net interest income after provision for credit losses	4,575	3,429	11,648	9,348
Other operating income:
Net gain (loss) on sale of securities available-for-sale	(95)	—	(76)	100
International services	25	19	46	34
Investment division	13	22	38	66
Deposit-related and other customer services	374	356	1,176	977
Loss on sale of other real estate owned	—	—	—	(61)
Total other operating income	317	397	1,184	1,116

Other operating expenses:
Salaries and related benefits	1,884	1,792	5,639	5,462
Net occupancy	270	333	885	1,006
Premises and equipment	91	112	389	346
Printing and communications	144	143	425	405
Insurance and regulatory assessments	107	97	327	292
Client services	156	129	436	449
Computer data processing	236	261	721	726
Legal services	53	122	234	382
Other professional services	226	206	599	613
Amortization of core deposit intangible	55	56	167	168
Retirement of premises and equipment	—	—	43	—
Promotion and other expenses	156	41	375	263
Total other operating expenses	3,378	3,292	10,240	10,112
Income before income tax provision and minority interest	1,514	534	2,592	352

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—	—	—	456

Income (loss) before income tax provision	1,514	534	2,592	(104)

Income tax provision	642	242	1,084	26
Net income (loss)	$872	$292	$1,508	$(130)
Earnings (loss) per share:
Basic	$0.30	$0.11	$0.52	$(0.05)
Diluted	$0.19	$0.07	$0.33	$(0.05)

Weighted average shares outstanding, basic	2,918,583	2,700,935	2,878,595	2,694,670
Weighted average shares outstanding, diluted	4,565,380	4,402,571	4,593,927	2,694,670

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,508	$(130)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	338	362
Provision for credit losses	120	1,265
Gain on sale of securities available for sale	76	(100)
Loss on sales of OREO	—	61
Net amortization of premium on securities available-for-sale	171	161
Net amortization of premium on securities held-to-maturity	37	—
Net amortization of core deposit intangible	167	168
Net amortization of premium on loans purchased	145	204
Decrease (increase) in accrued interest receivable and other assets	(3,429)	632
Increase (decrease) in accrued interest payable and other liabilities	202	(1,212)
Net cash (used in) provided by operating activities	(665)	1,411
Cash flows from investing activities:
Purchase of securities available-for-sale	(22,532)	(36,334)
Proceeds from sales of securities available-for-sale	6,397	2,757
Proceeds from repayments and maturities of securities available-for-sale	5,586	21,321
Proceeds from sales of OREO	—	474
Proceeds from repayments and maturities of securities held-to-maturity	784
Loan originations and principal collections, net	(42,596)	21,597
Redemption (purchase) of Federal Reserve stock and other stocks	(1,084)	149
Purchases of premises and equipment	(589)	(78)
Net cash (used in) provided by investing activities	(54,034)	9,886
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	16,087	35,377
Net increase (decrease) in time certificates of deposit	7,745	(18,677)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(399)	(1,079)
Net increase in other borrowings	24,400	—
Net proceeds from exercise of stock options	165	96
Net cash provided by financing activities	47,998	15,717
Net (decrease) increase in cash and cash equivalents	(6,701)	27,014
Cash and cash equivalents, January 1	39,284	37,576
Cash and cash equivalents, September 30	$32,583	$64,590

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,358	$2,825
Transfers to OREO from loans receivable, net	—	535
Cash paid for income taxes	$51	$—

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) and its wholly owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, the “Banks”). The Company adopted FASB Interpretation No. 46 Consolidation of Variable Interest Entities effective July 1, 2003 and accordingly the accounts of National Mercantile Capital Trust I are not included in the consolidated balance sheets at September 30, 2004 and December 31, 2003 or the consolidated statement of operations for the three and nine months ended September 30, 2004.  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

NOTE 2—EARNINGS PER SHARE

         Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 2,918,583 and 4,565,380, respectively, for the three months ended September 30, 2004 and 2,878,595 and 4,593,927, respectively, for the nine months ended September 30, 2004.   The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 2,700,935 and 4,402,571, respectively, for the three months ended September 30, 2003.  The weighted average number of common shares outstanding used in computing basic and diluted loss per share was 2,694,670 for the nine months ended September 30, 2003.

         The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings and loss per share:

	Net Income (Loss)	Weighted Average Shares	Per share amount
	(in thousands)

For the three months ended September 30, 2004:
Basic EPS	$872	2,918,583	$0.30

Effect of dilutive securities:
Options		138,431
Convertible preferred stock		1,508,365
Diluted earnings per share	$872	4,565,380	$0.19

For the three months ended September 30, 2003:
Basic and diluted loss per share	$292	2,700,935	$0.11

Effect of diultive securities:
Options		72,354
Convertible preferred stock		1,629,282
Diluted earnings per share	292	4,402,571	$0.07

For the nine months ended September 30, 2004:
Basic EPS	$1,508	2,878,595	$0.52

Effect of dilutive securities:
Options		209,998
Convertible preferred stock		1,505,333
Diluted earnings per share	$1,508	4,593,927	$0.33

For the nine months ended September 30, 2003:
Basic and diluted loss per share	$(130)	2,694,670	$(0.05)

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

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Dollars in thousands)		(Dollars in thousands)

Balance, beginning of period	$3,691	$3,452	$3,635	$4,846
Loans charged off:
Real estate loans:
Secured by one to four family residential properties	—	(7)	—	31
Secured by multifamily residential properties	—	—	—	75
Secured by commercial real properties	—	—	—	—
Real estate construction and land development	—	—	—	—
Commercial - secured and unsecured	—	1	31	2,698
Consumer installment, home equity lines of credit and unsecured loans to individuals	—	13	4	46

Total loans charged-off	—	7	35	2,850

Recoveries of loans previously charged off:
Real estate loans:
Secured by one to four family residential properties	—	—	—	—
Secured by multifamily residential properties	—	—	—	—
Secured by commercial real properties	—	13	—	13
Real estate construction and land development	—	—	6	—
Commercial - secured and unsecured	26	114	94	247
Consumer installment, home equity lines of credit and unsecured loans to individuals	13	6	30	67
Total recoveries of loans previously charged off	39	133	130	327
Net charge-offs (recoveries)	(39)	(126)	(95)	2,523
Provision for credit losses	120	10	120	1,265
Balance, end of period	$3,850	$3,588	$3,850	$3,588

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

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

         As of September 30, 2004 and December 31, 2003, the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.7 million and $1.9 million, respectively, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at September 30, 2004 and December 31, 2003, and accumulated amortization was $614,000 and $447,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2004 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other recorded indefinite-lived intangible assets.  Goodwill and other intangible assets are reviewed and assessed annually for impairment.

NOTE 6—INCOME TAXES

An income tax provision of $642,000 and $242,000 were recorded for the three months ended September 30, 2004 and 2003, respectively.  Income tax provision of $1,084,000 and $26,000 were recorded for the nine months ended September 30, 2004 and 2003, respectively.

At September 30, 2004, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $16.2 million, which begin to expire in the year 2009; (ii) California NOLS of $273,000 which will expire in 2005; (iii) a federal alternative minimum tax “AMT” credit of $298,000; and (iv) a California AMT of $16,000.  The California NOLS were scheduled to expire in 2002; the state legislature suspended NOLS utilization and extended the related carry forwards expiration.  The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 7—BENEFIT PLANS

         There were no stock options granted in the three months ended September 30, 2004.  The estimated per share weighted average fair value of options granted in the three months ended September 30, 2003 was $4.92.  The estimated per share weighted average fair value of options granted for the nine months ended September 30, 2004 and 2003 was $6.95 and $4.78, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock incentive plans.  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the options.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the three months ended September 30, 2004 and 2003 would have decreased by $35,000 and $28,000, respectively.  Basic and diluted earnings per share would have decreased by $0.01 for the three months ended September 30, 2004.   Basic and diluted loss per share would have increased by $0.01 for the three months ended September 30, 2003.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the nine months ended September 30, 2004 and 2003 would have decreased by $102,000 and $93,000 respectively.  Basic earnings per share would have decreased by $0.03 for the nine months ended September 30, 2004 and diluted earnings per share would have decreased by $0.02 for the nine months ended September 30, 2004.  Basic and diluted loss per share would have increased by $0.03 for the nine months ended September 30, 2003.

         The fair values of options granted during the three months ended September 30, 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2004—no dividend yield, expected volatility of 57%, risk-free interest rate of 4.21%, and an expected life of 10 years; 2003—no dividend yield, expected volatility of 59%, risk-free interest rate of 4.05%, and an expected life of 10 years.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands)

Net income (loss)	$872	$292	$1,508	$(130)

Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on interst rate swaps used in cash flow hedges	1,017	—	1,017	—
Unrealized gain (loss) on securities available for sale	261	(62)	(85)	(282)

Other comprehensive income (loss), before tax	1,278	(62)	932	(282)

Income tax benefit (expense) related to items of other comprehensive income	(529)	26	(387)	117
Other comprehensive income (loss)	749	(36)	545	(165)
Total comprehensive income (loss)	$1,621	$256	$2,053	$(295)

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

                The Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) as of July 1, 2003 resulting in the deconsolidation of the Trust. Accordingly, the Junior Subordinated Debentures have been classified in liabilities at September 30, 2004 and the related interest was classified as interest expense for the three and nine months then ended.  For dates and periods prior to the adoption of FIN 46, the Trust Preferred Securities, net of the cost of issuance, were recorded as a minority interest and the related interest was recorded as a minority interest in the Company’s income.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

         In January 2003, National Mercantile entered into an interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in National Mercantile paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At September 30, 2004, National Mercantile was paying an interest rate of 5.75% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.  The Company is hedging against a decline in rates in its portfolio of adjustable rate loans receivable.

         The interest rate swap reduces the cost of the 10.25% fixed-rate Junior Subordinated Debentures in a low interest rate environment.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Junior Subordinated Debentures, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Junior Subordinated Debentures.  An $671,000 increase in the fair value of the swap was recorded in income for the three-month period ended September 30, 2004 with an offsetting charge to earnings to reflect a similar decrease in the fair value of the Junior Subordinated Debentures.   No ineffectiveness was recorded to current earnings related to the interest rate swap.

         The terms of the swap require National Mercantile to provide collateral to support its contract obligations and varies based upon the swap contract value.  At September 30, 2004, $1.3 million in securities were pledged as collateral.

         On July 1, 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount beginning at $50.0 million for a 4-year period, declining to $30.0 million for the fifth year and $10.0 million for the sixth year with a final maturity of June 30, 2010.  The interest rate swap agreement results in the Banks paying or receiving the difference between the fixed and floating rates at monthly intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap has been recognized as an adjustment to interest income.  At September 30, 2004, the Banks were paying an interest rate of 4.75% under the terms of the swap.

         These interest rate swaps reduce the current asset sensitivity of the Company’s balance sheet moderating the potential negative impact on earnings in the event of declining interest rates.  The Company does not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 these swap transactions have been designated as cash flow hedges.  Accordingly, the change in fair value of the swaps is recorded each period as other comprehensive income and any ineffective portion of the change in the fair value is recorded in current income.  The Company has a large portion of its loan portfolio that adjusts to changes in the prime rate lending index and therefore the swaps are currently considered highly effective in offsetting changes in the cash flows of the loan portfolio.

NOTE 11—CONVERSION OF PREFERRED STOCK

         During the nine months ended September 30, 2004, 63,312 shares of Series A non-cumulative convertible perpetual preferred stock were converted into 126,624 shares of common stock.

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

       The Company implemented FIN 46 effective July 1, 2003 with the effect that since that date the Trust has not been a consolidated subsidiary of the Company for financial reporting purposes.  As a result: (i) the Company’s balance sheets as of dates on or after July 1, 2003 no longer reflect the Trust Preferred Securities as mezzanine equity but instead reflect the Junior Subordinated Debentures as liabilities, and (ii) the Company’s statements of operations incorporating periods on or after July 1, 2003, reflect from July 1, 2003 forward interest payments on the Junior Subordinated Debentures as interest expense and do not reflect payments on the Trust Preferred Securities as a minority interest in the Company’s income of the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures.  As discussed below, this has a significant effect on comparisons of net interest income between periods on and after July 1, 2003.

RESULTS OF OPERATIONS

The Company recorded net income of $872,000, or $0.30 basic earnings per share and $0.19 diluted earnings per share, for the three months ended September 30, 2004 compared to net income of $292,000, or $0.11 basic earnings per share and $0.07 diluted earnings per share, for the same period of 2003.   The increase in net income for the 2004 period was primarily due to a $1.3 million increase in net interest income resulting from interest rate swaps, increases in the prime rate lending index, a greater volume of interest earning assets, particularly higher yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.

The Company recorded net income of $1.5 million, or $0.52 basic earnings per share and $0.33 diluted earnings per share, for the nine months ended September 30, 2004 compared to a net loss of $130,000, or $0.05 basic and diluted loss per share, for the same period of 2003.   The increase in net income for the 2004 period was due to a $1.2 million increase in net interest income resulting from the Banks’ interest rate swaps, increases in the prime rate lending index and a greater volume of higher yielding earning assets, as well as a $265,000 decrease in interest expense resulting from lower deposit interest rates and a favorable change in deposit mix.  Additionally, 2004 net income benefited significantly from a $1.1 million decrease in provision for credit losses.  These positive changes were partially offset by a $128,000 increase in other operating expenses.

Return on average assets during the third quarter and first nine months of 2004 was 0.88% and 0.39%, respectively, compared to 0.31% and a negative 0.05% during the third quarter and first nine months of 2003, respectively. Return on average equity during the third quarter and first nine months of 2004 was 10.47% and 4.53%, respectively, compared to 3.72% and a negative 0.55% during the third quarter and first nine months of 2003, respectively.

NET INTEREST INCOME

         Net interest income before the provision for credit losses increased $1.3 million for the three months ended September 30, 2004 compared to the same quarter of 2003 due to a $1.2 million increase in total interest income.  Loan interest income increased $1.2 million due to $40.3 million greater average volume of loans receivable and a 74 basis point increase in yield, resulting primarily from interest rate swaps and increases in the prime rate lending index.  The increase in loans receivable is due to the added business development staff, the funding of previously approved construction loans and stronger new construction and commercial real estate loan demand.   On July 1, 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount of $50.0 million (see Note 10 Derivative Financial Instruments of the Consolidated Financial Statements for details of the swap terms).  The interest rate swaps contributed 42 basis points to the increase in loan yield.  During the third quarter of 2004, the Federal Reserve Bank increased interest rates 25 basis points on three occasions after a prolonged period of accommodative monetary policy in response to signs of stronger expansion of the economy.  Approximately 70% of the $303.8 million loans receivable have adjustable interest rates; accordingly, rising interest rates positively affects interest income partially offset by greater payments for the $50 million interest rate swaps.

         Interest income from securities available-for-sale increased $134,000 during the third quarter 2004 compared to third quarter 2003 despite a 29 basis point decline in yield due to $20.8 million greater average volume.  The decline in the yield from securities available-for-sale was due to lower yields on the newly purchased securities and the maturity or pay down of higher-yielding securities in the portfolio.  The growth in securities was a result of the redeployment of lower yielding federal funds sold, which averaged $41.7 million less than the 2003 period.  The decline in average federal funds sold more than offset a 43 basis point increase in yield resulting in an $87,000 decline in interest income on federal funds sold in the 2004 period.

         Overall, interest-earning assets were $23.3 million greater during the third quarter 2004 than third quarter 2003 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 105 basis point increase in weighted average yield on interest-earning assets.

         Interest expense decreased $31,000 for the three months ended September 30, 2004, despite a $19.4 million increase in average interest-bearing liabilities, due to a lower cost of funds and a favorable change in deposit composition.  Average interest-bearing deposits were $4.5 million greater than the third quarter 2003; however, interest expense on deposits decreased $75,000 due to a 17 basis point decline in weighted average cost.  Relatively low costing interest-bearing demand deposits and money market and savings deposits averaged $2.0 million and $9.3 million greater, respectively, in the 2004 period compared to the 2003 period.  Relatively high costing time certificates of deposit averaged $6.8 million less during the third quarter 2004 than the same period in 2003.  This favorable change in deposit composition is due to a combination of emphasis on developing business banking, which results in greater volumes of transactional deposits, with limited increases in pricing, particularly at South Bay, on typically retail time certificates of deposit resulting in some runoff at maturity.  The cost of time certificates of deposit declined 39 basis points due to the maturity of higher yielding deposits and repricing during the sustained low interest rate environment.  While market rates of interest increased during the third quarter of 2004, the cost of interest-bearing demand deposits and money market and savings deposits declined 4 basis points and 1 basis point, respectively, compared to the third quarter of 2003.  The Company elected to generally hold deposit rates stable and fund earning asset growth mostly with relatively inexpensive overnight other borrowings.  Other borrowings during the third quarter 2004 averaged $23.0 million, or $15.5 million greater than the same period in 2003.  The cost of other borrowings was 1.82% and 4.71% for the third quarters 2004 and 2003, respectively, representing a decline of 289 basis points in 2004.  In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals.  Noninterest-bearing demand deposits were relatively stable, with a $494,000 increase in average volume in the third quarter 2004 compared to 2003.

         The Company altered its liquidity strategy during the third quarter of 2004, maintaining a significantly lower level of short-term assets, primarily federal funds sold, and relying on overnight other borrowings, against pledged loans and securities, to fund loan growth and deposit outflows.  Liquidity was supplemented with brokered time certificates of deposit.

         The net yield on interest earning assets increased 122 basis points from 4.11% during the third quarter in 2003 to the third quarter in 2004.

         Net interest income before the provision for credit losses increased $1.2 million for the nine months ended September 30, 2004 compared to the same period of 2003 due to the inclusion of $713,000 interest on the Junior Subordinated Debentures in the 2004 compared to  $228,000 in 2003, due to an accounting change in the third quarter of 2003.

         Interest income increased due to a 0.16% increase in the weighted average yield on interest earning assets along with a $11.9 million increase in average interest earning assets.  The increase in the weighted average yield on interest earning assets was due to an increase in market interest rates, resulting in a repricing of adjustable rate assets (primarily loans) and lower

yields on renewed loans and newly originated or purchased assets.   The yield on loans receivable increased 3 basis points for the 2004 period compared to 2003 and loans receivable averaged $12.5 million more in the first nine months of 2004 compared to the same period in 2003, due to a higher volume of loans in the third quarter of 2004.  The increase in interest income was moderated by a change in the composition of earning assets.  The average volume of lower-yielding federal funds sold and securities purchased under agreements to resell declined $25.2 million for the nine months ended September 30, 2004 while the average volumes of higher- yielding securities available-for-sale and securities held-to-maturity increased $17.6 million and $3.4 million, respectively.

         Interest expense decreased due to a 0.28% decline in the weighted average rates on interest-bearing liabilities, which more than offset a $16.2 million increase in average interest-bearing liabilities. The reduction in the weighted average rate was due to: (i) a decline in market interest rates and (ii) an increase in lower-cost demand, savings and money market deposits and reduction in higher-cost certificates of deposit.  This was offset in part by the inclusion of interest on the higher cost Junior Subordinated Debentures as interest expense.  Interest-bearing demand, and money market and savings deposits increased $3.0 million and $11.5 million, respectively, as a result of the additional resources expended to develop business banking.  Time certificates of deposit decreased $14.2 million due to more aggressive pricing practices.

         The following table presents the components of net interest income for the three months ended September 30, 2004 and 2003.

Average Balance Sheet and

Analysis of Net Interest Income

	Three months ended
	September 30, 2004			September 30, 2003
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,558	5	1.28%	$43,228	$92	0.84%
Due from banks-interest bearing	2,728	12	1.75%	363	5	5.39%
Securities available-for-sale	49,183	365	2.97%	28,341	231	3.26%
Securities held-to-maturity	3,927	38	3.87%	2,395	20	3.34%
Loans receivable (1) (2)	297,602	5,067	6.77%	257,328	3,914	6.03%
Total interest earning assets	354,998	5,487	6.15%	331,655	4,262	5.10%

Noninterest earning assets:
Cash and due from banks - demand	22,314			22,764
Other assets	21,694			22,032
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(3,891)			(3,480)
Total assets	$395,115			$372,971

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$31,827	19	0.24%	$29,781	21	0.28%
Money market and savings	112,114	195	0.69%	102,838	181	0.70%
Time certificates of deposit:
$100,000 or more	25,371	93	1.46%	27,504	163	2.35%
Under $100,000	27,479	121	1.75%	32,158	138	1.70%
Total time certificates of deposit	52,850	214	1.61%	59,662	301	2.00%
Total interest-bearing deposits	196,791	428	0.87%	192,281	503	1.04%
Other borrowings	22,982	105	1.82%	7,500	89	4.71%
Junior subordinated debentures	15,464	259	6.66%	15,464	228	5.85%
Federal funds purchased and securities sold under agreements to repurchase	—	—	0.00%	606	3	1.96%
Total interest-bearing liabilities	235,237	792	1.34%	215,851	823	1.51%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	125,857			125,363
Other liabilities	969			620
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—			—
Shareholders’ equity	33,052			31,137
Total liabilities and shareholders’ equity	$395,115			$372,971

Net interest income (spread)		$4,695	4.81%		$3,439	3.59%

Net yield on interest earning assets (2)			5.26%			4.11%

(1)          The average balance of nonperforming loans has been included in loans receivable.

(2)          Yields and amounts earned on loans receivable include loan fees of $484,000 and $239,000 for the three months ended September 30, 2004 and 2003, respectively.

The following table presents the components of net interest income for the nine months ended September 30, 2004 and 2003.

Average Balance Sheet and

Analysis of Net Interest Income

	Nine months ended
	September 30, 2004			September 30, 2003
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,823	59	1.01%	$32,974	268	1.09%
Due from banks-interest bearing	3,835	40	1.39%	338	5	1.95%
Securities available-for-sale	42,889	955	2.97%	25,296	640	3.37%
Securities held-to-maturity	4,226	118	3.72%	807	20	3.30%
Loans receivable (1) (2)	276,845	12,772	6.16%	264,345	12,121	6.13%
Total interest earning assets	335,618	13,944	5.55%	323,760	13,054	5.39%

Noninterest earning assets:
Cash and due from banks - demand	22,822			21,884
Other assets	21,661			21,574
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(3,705)			(4,161)
Total assets	$376,396			$363,057

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$31,395	55	0.23%	$28,349	110	0.52%
Money market and savings	108,580	541	0.67%	97,077	736	1.01%
Time certificates of deposit:
$100,000 or more	23,867	250	1.40%	30,172	429	1.90%
Under $100,000	26,611	339	1.70%	34,526	657	2.54%
Total time certificates of deposit	50,478	589	1.56%	64,698	1,086	2.24%
Total interest-bearing deposits	190,453	1,185	0.83%	190,124	1,932	1.36%
Other borrowings	13,703	277	2.70%	7,500	267	4.76%
Junior subordinated debentures	15,464	713	6.16%	5,155	228	5.91%
Federal funds purchased and securities sold under agreements to repurchase	94	1	1.42%	686	14	2.73%
Total interest-bearing liabilities	219,714	2,176	1.32%	203,465	2,441	1.60%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	123,272			117,791
Other liabilities	888			743
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—			9,689
Shareholders’ equity	32,522			31,369
Total liabilities and shareholders’ equity	$376,396			$363,057

Net interest income (spread)		$11,768	4.23%		$10,613	3.79%

Net yield on interest earning assets (2)			4.68%			4.38%

(1)          The average balance of nonperforming loans has been included in loans receivable.

(2)          Yields and amounts earned on loans receivable include loan fees of $1,052,000 and $656,000 for the three months ended September 30, 2004 and 2003, respectively.

The following table sets forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates.  Average balances in all categories in each reported period were used in the volume computations.  Average yields and rates in each reported period were used in rate computations.

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Nine months ended September 30, 2004 vs 2003
	Increase (decrease) due to:		Net Increase
	Volume	Rate	(Decrease)
Interest Income:
Federal funds sold and securities purchased under agreement to resell.	$(204)	$(5)	$(209)
Interest-bearing deposits with other financial institutions	51	(16)	35
Securities available-for-sale	445	(130)	315
Securities held-to-maturity	85	13	98
Loans receivable (2)	585	66	651
Total interest-earning assets	962	(72)	890

Interest Expense:
Interest-bearing deposits:
Demand	$12	$(67)	$(55)
Money market and savings	88	(283)	(195)
Time certificates of deposit:
$100,000 or more	(90)	(89)	(179)
Under $100,000	(150)	(168)	(318)
Total time certificates of deposit	(240)	(257)	(497)
Total interest-bearing deposits	(140)	(607)	(747)
Other borrowings	221	(211)	10
Junior subordinated debentures	457	28	485
Federal funds purchased and securities sold under agreements to repurchase	(12)	(1)	(13)
Total interest-bearing liabilities	526	(791)	(265)

Net interest income	$436	$719	$1,155

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

PROVISION FOR CREDIT LOSSES

The Company recorded a $120,000 provision for credit losses for the three months and nine months ended September 30, 2004 compared to provisions of $10,000 and $1.3 million for the three months and nine months ended September 30, 2003, respectively.  The provision in the third quarter of 2004 was primarily due to the growth in loans receivable.  The decrease in provisions for credit losses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was due to recoveries of loans previously charged off and the current adequacy of the allowance for credit losses based upon our analysis.  See Note 4 of Notes to Consolidated Financial Statements.

OTHER OPERATING INCOME

Other operating income decreased to $317,000 during the third quarter of 2004 from $397,000 during the third quarter of 2003 primarily due to a $95,000 net loss on sale of securities-available-for sale partially offset by an $18,000 increase in deposit-related and other customer service income due to increased fees and new product introduction.

Other operating income increased to $1.2 million during the nine months ended September 30, 2004 from $1.1 million during the nine months ended September 30, 2003 due to an increase in deposit-related and other customer service income.  The increase was partially offset by a $176,000 decrease in net gain on sale of securities available-for-sale and decline in investment services income.

Net gains on sales of securities are generated primarily in declining interest rate environments.   Accordingly, gains or losses from sales of securities may fluctuate significantly from period to period, and the results in any period are not necessarily indicative of the results  which may be obtained in future periods.

OTHER OPERATING EXPENSES

Other operating expenses increased to $3.4 million for the three months ended September 30, 2004 compared to $3.3 million for the same period of 2003. Variances within operating expenses were reflected as follows: (i) salaries and related benefits expense increased $92,000 or 5.1%; (ii) net occupancy expense decreased $63,000 or 18.9%; (iii) premise and equipment expense decreased $21,000 or 18.8%; (iv) client services expense increased $27,000 or 20.9%; (v) computer data processing expense decreased $25,000 or 9.6%;  (vi) legal services expense decreased $69,000 or 56.6%;  (vii) other professional services expense increased $20,000 or 9.7%; and (viii) promotional and other expenses increased $115,000 or 280.5%.

Other operating expenses increased to $10.2 million for the nine months ended September 30, 2004 compared to $10.1 million for the same period in 2003. Variances within operating expenses were reflected as follows; (i) salaries and related benefits expense increased $177,000 or 3.2%; (ii) net occupancy expense decreased $121,000 or 12.0%; (iii) premise and equipment expense increased $43,000 or 12.4%; (iv) insurance and regulatory assessments increased $35,000, or 12.0%; (v) legal services expense decreased $148,000 or 38.7%; (vii) retirement of premises and equipment increased $43,000 and (viii) promotional and other expenses increased $112,000 or 42.6%.

The increase in salary and related expense is primarily due to the addition of business development staff and increased commission expense. The decrease in occupancy expense was due to a decrease in rent expense from the move of the corporate headquarters in January 2004. The decrease in premise and equipment expense is due to less depreciation of furniture and equipment.  Client services expenses increased due to increased data processing and messenger services for clients.  Legal expenses decreased for the collection of loans due to fewer past due loans and fewer other real estate owned properties.    Promotion and other expenses increased due to operating losses increases.

MINORITY INTEREST IN THE COMPANY’S INCOME

The minority interest in the Company’s income of the guaranteed beneficial interest in the Company’s Junior Subordinated Debentures was $713,000 for the nine months ended September 30, 2003.  As a result of the reclassification pursuant to FIN 46 effective July 1, 2003, no such minority interest expense was recorded for the nine months ended September 30, 2004.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	September 30, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$701	$—	$1	$700
GNMA-issued/guaranteed mortgage pass through certificates.	194	8	—	202
Other U.S. Government and federal agency securities	30,072	30	9	30,093
FHLMC/FNMA-issued mortgage pass through certificates	3,704	114	—	3,818
CMO’s and REMIC’s issued by U.S. government-sponsored agencies.	41	—	—	41
Mutual funds	5,405	—	108	5,297
Privately issued corporate bonds, CMO and REMIC securities	868	2	—	870
	$40,985	$154	$118	$41,021

FRB and other equity stocks	$2,956	—	—	$2,956

	September 30, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,776	$58	$—	$3,834
	$3,776	$58	$—	$3,834

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$600	$—	$1	$599
GNMA-issued/guaranteed mortgage pass through certificates	351	12	—	363
Other U.S. government and federal agency securities	12,758	45	4	12,799
FHLMC/FNMA-issued mortgage pass through certificates	3,828	161	—	3,989
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	56	1	—	57
Mortgage mutual funds	10,000	—	98	9,902
Privately issued corporate bonds, CMO and REMIC securities	3,163	5	—	3,168
	$30,756	$224	$103	$30,877

FRB and other equity stocks	$1,872	—	—	$1,872

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,597	$43	$—	$4,640
	$4,597	$43	$—	$4,640

As of September 30, 2004, the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity, except $5.3 million of an adjustable rate mortgage mutual fund in which the fund’s holdings are primarily comprised of U.S. agency securities, agency mortgage pools and U.S. Treasury securities.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	September 30,		December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Secured by one to four family residential properties	$11,134	4%	$8,167	3%
Secured by multifamily residential properties	12,771	4%	13,071	5%
Secured by commercial real properties	142,218	46%	132,320	52%
Real estate construction and land development	47,784	16%	27,210	10%
Commercial loans - secured and unsecured	88,802	29%	76,699	29%
Consumer installment, home equity and unsecured loans to individuals	2,033	1%	3,510	1%
Total loans outstanding	304,742	100%	260,977	100%

Deferred net loan origination fees and purchased loan discount	(930)		(728)
Loans receivable, net	$303,812		$260,249

Total loans outstanding increased by $43.6 million to $303.8 million at September 30, 2004 compared to $260.2 million at December 31, 2003 due to the funding of previously originated real estate construction and land development loans as well as new originations in real estate construction loans, real estate loans secured by commercial real properties and commercial loans.  Due to the nature of construction loans, the outstanding balance of newly originated loans increases gradually during the life of the loan and repays in a lump sum.  During the latter half of 2003 and early part of 2004, the Company hired several seasoned lending officers resulting in increased new business development.

Real estate construction and land development loans increased $20.6 million from $27.2 million at December 31, 2003 to $47.8 million at September 30, 2004.  During this same time period, commercial loans increased $12.1 million from $76.7 million to $88.8 million, real estate loans secured by commercial real properties increased $9.9 million from $132.3 million to $142.2 million and real estate loans secured by one to four family residential properties increased $2.9 million from $8.2 million to $11.1 million.  Relatively small declines were recorded in real estate loans secured by multifamily residential properties and consumer installment, home equity and unsecured loans to individuals.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	September 30, 2004	December 31 2003
	(Dollars in thousands)

Nonaccrual loans	$238	$438
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	5	—
Nonperforming loans	243	438
Other real estate owned	1,043	925
Other nonperforming assets	—	—
Total nonperforming assets	$1,286	$1,363

Allowance for credit losses as a percent of nonaccrual loans	1617.6%	829.9%
Allowance for credit losses as a percent of nonperforming loans	1584.4%	829.9%
Total nonperforming assets as a percent of loans receivable	0.4%	0.5%
Total nonperforming assets as a percent of total shareholders’ equity	3.8%	4.3%

Nonaccrual loans decreased $200,000 from December 31, 2003 to September 30, 2004 due primarily to collection of nonaccrual loans and loan charge offs.  Other real estate owned (OREO) increased $118,000 from December 31, 2003 to September 30, 2004 due to capitalization of expenditures for improvements on existing OREO.  Nonaccrual and impaired loans are accounted for under the Company’s policy, which is in accordance with Financial Accounting Standards No. 114 Accounting by Creditors for Impairment of a Loan.

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

No loans were charged off during the third quarter of 2004.  Loans charged off during the nine months ended September 30, 2004 were $35,000.  This compares to loans charged off of $7,000 and $2.9 million during the third quarter and first nine months of 2003, respectively.  Recoveries of loans previously charged off were $39,000 and $130,000 during the third quarter and first nine months of 2004, respectively, compared to $133,000 and $327,000 during the third quarter and first nine months of 2003, respectively.  See Note 4 of Notes to Consolidated Financial Statements.

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

DEPOSITS

Total deposits were $322.5 million and $298.7 million at September 30, 2004 and December 31, 2003, respectively.  Noninterest-bearing demand deposits and money market deposits were $121.5 million and $72.7 million, respectively, at September 30, 2004 compared to $120.0 million and $55.4 million, respectively, at December 31, 2003. Interest-bearing demand deposits, which are largely limited to individuals, increased to $30.8 million at September 30, 2004 from $29.3 million at December 31, 2003.  The increase in these accounts is attributable to an emphasis on growing business banking through the hiring of commercial lending officers, which generates transaction deposit accounts.  Time certificates of deposit (“TCDs”) increased to $62.8 million at September 30, 2004 from $55.0 million at December 31, 2003 due to an increase in brokered deposit for funding purposes. There were $7.4 million in brokered TCDs at September 30, 2004 and $5.0 million brokered TCDs at December 31, 2003.

During the third quarter of 2004, the Company supplemented its liquidity with brokered time certificates of deposit ranging in term from three months to one year.  Additionally, although management has priced its retail certificates of deposit to encourage runoff during the past several years, in the rising rate environment experienced during the third quarter of 2004, it has elected to generally maintain stable rates on its immediately repriceable base of deposits — interest-bearing demand deposits, and savings and money market deposits — and price new time certificates of deposit to generate growth.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

There were no federal funds purchased and securities sold under agreements to repurchase at September 30, 2004 compared to $399,000 at December 31, 2003.

OTHER BORROWINGS

Other borrowings, consisting of advances from the Federal Home Loan Bank were $31.9 million at September 30, 2004 compared to $7.5 million at December 31, 2003.   As part of its current funding strategy the Company utilized a greater amount of overnight borrowing from the FHLB to fund its securities available-for-sale and loans receivable.

JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Junior Subordinated Debentures were $15.5 million at September 30, 2004 and December 31, 2003. See Note 9 of Notes to Consolidated Financial Statements.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $31.7 million at December 31, 2003 to $33.9 million at September 30, 2004 due to the retained earnings for the nine months ended September 30, 2004 and the increase in market value of interest rate swaps.

CAPITAL ADEQUACY REQUIREMENTS

At September 30, 2004 the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for the Company and the Banks as of September 30, 2004 and December 31, 2003.

Regulatory Capital Information

of the National Mercantile Bancorp and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	September 30, 2004	December 31, 2003
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	9.33%	8.69%
Tier 1 risk-based capital	4.00%	N/A	10.73%	11.02%
Total risk-based capital	8.00%	N/A	12.97%	13.84%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	8.37%	8.13%
Tier 1 risk-based capital	4.00%	6.00%	10.92%	10.88%
Total risk-based capital	8.00%	10.00%	12.17%	12.13%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.11%	9.44%
Tier 1 risk-based capital	4.00%	6.00%	9.68%	11.18%
Total risk-based capital	8.00%	10.00%	10.70%	12.37%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

The Company’s cash and due from banks was $25.9 million on September 30, 2004 compared to $24.6 million on December 31, 2003.  Due from banks-interest-bearing was $2.7 million and $4.7 million at September 30, 2004 and December 31, 2003, respectively.  Federal funds sold were $4.0 million and $10.0 million for September 30, 2004 and December 31, 2003, respectively.  Mercantile had $5.0 million and South Bay had $12.0 million in Federal funds lines with correspondent banks as of September 30, 2004.

National Mercantile is a legal entity separate and distinct from the Banks, and therefore it must provide for its own liquidity.  National Mercantile’s principal sources of funds are proceeds from the sales of securities and dividends or capital distributions from the Banks.  In addition to its own operating expenses, National Mercantile is responsible for the payment of the interest on the outstanding Junior Subordinated Debentures.  The semiannual interest payments on the Junior Subordinated Debentures, under the terms of the indenture, are deferrable at National Mercantile’s option, for a period up to ten consecutive semiannual payments, but in any event not beyond June 25, 2031.  The National Mercantile has not deferred any interest payments.

National Mercantile’s cash and due from banks was $0.6 million on September 30, 2004 compared to $1.2 million at December 31, 2003.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay has an accumulated surplus of $1,017,000 as of September 30, 2004.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $55.1 million at September 30, 2004, a $30.7 million decrease from an asset sensitive position of $85.9 million at December 31, 2003.  This change resulted primarily from an increase in demand, money market and savings deposits repricing in less than three months, partially offset by an increase in adjustable loans receivable and federal funds sold.

The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company’s large base of interest-bearing demand, savings and money market deposits historically have not changed proportionately with changes in interest rates.  However, since the Company is in an asset sensitive position, in a period of rapidly declining rates, such as the environment that was experienced during 2001 and 2002, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest-bearing deposits historically have not changed in similar magnitude to changes in market interest rates.  Additionally, in relatively low and declining interest rate environments, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.

Rate-Sensitive Assets and Liabilities

	September 30, 2004
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$4,000	$—	$—	$—	$4,000
Securities at amortized cost	7,667	510	25,538	11,082	44,797
Due from banks - interest bearing	—	2,728	—	—	2,728
FRB and other stock, at cost	—	—	—	2,956	2,956
Loans receivable (1)	250,291	15,897	33,204	4,182	303,574
Total rate-sensitive assets	261,958	19,135	58,742	18,220	358,055

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	138,278	—	—	—	138,278
Time certificates of deposit	23,580	32,205	6,791	192	62,768
Other borrowings	25,000	6,900		—	31,900
Total rate-sensitive liabilities	186,858	39,105	6,791	192	232,946
Interest rate-sensitivity gap	75,100	(19,970)	51,951	18,028	125,109
Cumulative interest rate-sensitivity gap	$75,100	$55,130	$107,081	$125,109
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	140%	124%	146%	154%

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

We establish allowances for credit losses against each segment of our loan portfolio.  At September 30, 2004, our allowance for credit losses equaled 1.27% of loans receivable and 1584.40% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of September 30, 2004, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At September 30, 2004, a large majority of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

•                  Expected adequate future taxable income arising from the reversal of temporary differences to realize the tax asset

A valuation allowance may be established to reduce the deferred tax asset to its realizable value.  The determination of whether a valuation allowance is necessary involves considering the positive and negative factors related to whether the deferred tax asset is more likely than not to be realized.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that we determine that a valuation allowance to the deferred tax asset is necessary. No such valuation allowance exists at September 30, 2004.

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

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	November 15 , 2004	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	November 15 , 2004	/s/ DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting Officer