Form 10KSB
period 2004-12-31
NATIONAL MERCANTILE BANCORP
filed 2005-03-31
CIK 714801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes         ☐   No

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the registrant’s knowledge, in definitive in response or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year:  $21.0 million.

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 21, 2004, was approximately $39.1 million.

The number of shares of Common Stock, no par value, of the issuer outstanding as of March 21, 2004 was 3,004,334.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company’s 2005 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 9-12 and 14 and is of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒   No

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB

For the Fiscal Year Ended December 31, 2004

ANNUAL REPORT ON FORM 10-K

Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and as such may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which National Mercantile Bancorp (referred to as “we” or “the Company” when such reference includes National Mercantile Bancorp and its subsidiaries, collectively, “National Mercantile” when referring only to the parent company and “the Banks” when referring only to National Mercantile’s banking subsidiaries, Mercantile National Bank and South Bay Bank, N.A.) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision.  Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.  Statements regarding policies and procedures are not intended to imply, and should not be interpreted to mean, that we will conduct our business in accordance with such policies for any particular period of time, as we may at any time and from time to time amend or repeal such policies and adopt new policies.  For discussion of the factors that might cause such a difference, see “Item 6.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation— Factors Which May Affect Future Operating Results”.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

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

Our targeted market niches for businesses include the entertainment industry, the healthcare industry, professional services providers, the real estate escrow industry, property managers, public works contractors and community-based nonprofit organizations.    Entertainment industry clients include television, music and film production companies, talent agencies, individual performers, directors and producers (whom we attract by establishing relationships with business management firms) and others affiliated with the entertainment industry.  Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.  Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.

We also engage in real estate and construction lending.  Our real estate loans are for the purchase or finance of principally smaller commercial properties, including owner-occupied business facilities and retail properties, and to a lesser extent multi-family and single family residential properties.  We make construction loans for small commercial, multi-family and single residential properties, including tract developments and luxury homes for resale.

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

To implement this philosophy, we operate each of our bank subsidiaries by retaining their independent names.  Each bank subsidiary has established strong client followings in its market areas through attention to client service and an understanding of client needs.

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

Client service decisions and day-to-day operations are maintained at the Banks.  National Mercantile offers the advantages of affiliation with a multi-bank holding company by providing expanded client support services, such as increased client lending capacity, business cash management, and centralized administrative functions, including client services, support in credit policy formulation and review, investment management, data processing, accounting, loan servicing and other specialized support functions.  All of these centralized services are designed to enhance the ability of the relationship managers to expand their client relationship base.

At December 31, 2004, we had total assets of  $391.1 million, total loans, net, of $309.9 million and total deposits of $313.5 million.

Corporate History

Mercantile was organized in 1981 as a national banking association and commenced operations through an office in Century City in 1982.  In 1983 National Mercantile was organized under the laws of the State of California and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the ‘‘BHCA’’), to serve as a holding company for Mercantile.

In March 2001, Mercantile opened a regional office in Encino, California which expanded our client-focused niche banking services to the San Fernando Valley area of Los Angeles.  In January 2004, Mercantile opened a loan production office in Beverly Hills, California to focus on providing banking services to those affiliated with the entertainment industry.

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

Further, these laws, regulations and policies are reviewed often by Congress, state legislatures and federal and state regulatory agencies.  Changes in laws, regulations and policies can materially increase the cost of doing business, limit certain business activities, require additional capital, or materially adversely affect competition between banks and other financial intermediaries.  While it can be predicted that significant changes will occur, what changes, when they will occur, and how they will impact the Company cannot be predicted.

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

On April 30, 2003, the U.S. Treasury issued final regulations to implement section 326 of the Patriot Act requiring institutions to incorporate into their written money laundering policies a customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person’s identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.  We have established policies and procedures implementing the requirements of the Patriot Act.

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

Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as under prompt corrective action rules, as discussed under “Capital Adequacy Requirements” below.  These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications.  Currently, assessment rates for BIF-insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns.  The FDIC may increase or decrease the assessment rate schedule semiannually.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices.  As with the OCC’s enforcement authority, the FDIC’s authority to terminate deposit insurance is not limited to cases of capital inadequacy, financial weakness rendering an institution unable  to continue operations, violations of any applicable law or regulation or violation of any order or any condition imposed in writing by the FDIC.  In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio (see below) will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC.  The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.  The FDIC is additionally authorized by statute to appoint itself as conservator or receiver of an insured depository institution (in addition to the powers of the institution’s primary federal regulatory authority) in cases, among others, of unsafe or unsound conditions or practices or willful violations of cease and desist orders.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation ( “FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board.  The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.  The FICO has established assessment rates effective for the first quarter of 2005 at approximately $.0144 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay had retained earnings of $1.6 million as of December 31, 2004.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

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

Employees

At December 31, 2004, we had 80 full-time equivalent employees.  None of the employees is covered by a collective bargaining agreement.  We consider our employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

National Mercantile leases approximately 13,880 square feet in an office building at 1880 Century Park East, Los Angeles, California, which serves as its administrative headquarters.  The rent for the period January 2004 to April 2014 is $2.23 per square foot or $30,952 per month, subject to an annual CPI adjustment and for changes in property taxes and operating costs.

Mercantile’s principal banking office is located in 1,800 square feet in an office building at 1880 Century Park East, Los Angeles, California.  The effective rent is $3.00 per square foot or $5,401 per month.  The lease expires in June 2014.

Mercantile leases approximately 1,650 square feet in an office building in Encino, California for the primary purpose of providing branch banking operations in the San Fernando Valley.  The effective rent is $2.73 per square foot or $4,500 per month.  The lease expires in June 2008.  Mercantile also leases 1,555 square feet in an office building in Costa Mesa, California as a loan production office in Orange County.  The office has been designed to serve as a full service branch banking office in the future.  The effective rent is $1.85 per square foot, or $2,877 per month.  The lease expires February 2009.  Additionally, Mercantile leases 2,559 square feet in an office building in Beverly Hills as a loan production office, primarily for the entertainment industry.  The effective rent is $2.88 per square foot, or $7,754 per month and the lease expires June 2009.

South Bay owns a two-story stand alone office building at 2200 Sepulveda Boulevard, Torrance, California, which serves as its principal banking office.  South Bay also leases approximately 1,500 square foot in a retail shopping center in El Segundo, California for the primary purpose of providing branch banking operations in the Los Angeles airport area.  The El Segundo lease expires in May 2005 and we anticipate relocating the branch in a nearby office building.

We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow.  We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business.  We believe that the outcome of these matters existing as of December 31, 2004 will not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock of National Mercantile is traded on the Nasdaq Small Cap Market under the symbol MBLA.  The Series A Noncumulative Convertible Perpetual Preferred Stock (the “Series A Preferred”) traded on the Nasdaq Small Cap Market through December 1, 2004.  Since that date it trades on the OTC Bulletin Board.  The following table shows the high and low trade prices of the Common Stock and Series A Preferred for each quarter of 2003 and 2004 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

	Common Stock		Series A Preferred
Quarter Ended:	High	Low	High	Low
March 31, 2003	$7.45	$6.52	$15.75	$12.00
June 30, 2003	7.35	6.57	14.60	13.00
September 30, 2003	8.39	7.09	16.50	14.25
December 31, 2003	12.32	7.45	25.50	16.00
March 31, 2004	11.80	9.24	26.00	22.00
June 30, 2004	10.45	9.18	26.00	15.00
September 30, 2004	10.63	9.45	15.00	15.00
December 31, 2004	13.75	10.41	15.00	15.00

At March 21, 2005, National Mercantile had 163 shareholders of record for its Common Stock and 15 shareholders of record for its Series A Preferred.  The number of beneficial owners for the Common Stock and Series A Preferred is higher as many people hold their shares in “street” name.  At March 21, 2005, approximately 20% and 10% of the Common Stock and Series A Preferred, respectively, were held in street name.

National Mercantile has not paid a cash dividend on its Common Stock for more than 10 years, and has never paid a cash dividend on the Series A Preferred.  The Series A Preferred is entitled to a noncumulative cash dividend at a rate of 6.5% of its liquidation preference quarterly on the first day of January, April, July and October of each year, before any dividend may be declared upon or paid upon the Common Stock.  As a California corporation, under the California General Corporation Law, generally National Mercantile may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, National Mercantile’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles).  At December 31, 2004, National

Mercantile had an accumulated deficit of $11.7 million.  Further, it is unlikely that its assets will ever be at least 1.25 times its liabilities.  Accordingly, National Mercantile must generate net income in excess of $11.7 million before it can pay a dividend in cash or property.

In addition, National Mercantile may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its trust preferred securities.

Outstanding Awards Under All Equity Compensation Plans.  The following table sets forth as of December 31, 2004 information regarding outstanding options under all of our equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	480,158	$7.34	63,509

(1) Includes the 1996 Stock Incentive Plan and two stock option plans which have been terminated but under which there remain outstanding options to purchase an aggregate of 50,779 shares of National Mercantile Common Stock.

ITEM 6.              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE LEVEL OVERVIEW

We recorded net income of $2.2 million for 2004 compared to net income of $207,000 for 2003.  This represents for 2004 basic earnings per share of $0.75 and fully-diluted earnings per share of $0.48 compared to basic earnings per share of $0.08 per share and fully-diluted earnings per share of $0.05 for 2003. The increase in net income for 2004 was largely due to a $2.5 million increase in net interest income resulting from interest rate swaps, increases in the prime rate lending index, a greater volume of interest earning assets, particularly higher yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.  Additionally, the provision for credit losses declined $1.0 million for 2004 compared to 2003 due to improved credit quality in the loan portfolio.  Other operating expenses increased $732,000 in 2004, largely due to greater salaries and related expense.

Return on average assets for 2004 was 0.57% compared to 0.06% for 2003.  Return on average equity for 2004 was 6.61% compared to 0.66% for 2003.

Total assets at December 31, 2004 were $391.1 million compared to $355.2 million at year-end 2003.  Loans receivable and securities available-for-sale increased $53.3 million and $6.1 million, respectively.  Partly offsetting this growth, cash and due from banks-demand declined $10.4 million and federal funds sold and securities purchased under agreements to resell declined $10.0 million.  The increase in loans receivable was due to added business development staff, the funding of previously approved construction loans and stronger new construction and commercial real estate loan demand.

The allowance for credit losses at December 31, 2004 was $3.9 million compared to $3.6 million at December 31, 2003 reflecting the provision for loan losses during the year of $220,000 as well as net recoveries of loans previously charged off of $73,000.

Total deposits at December 31, 2004 were $313.5 million compared to $298.7 million at year-end 2003.  The composition of deposits at December 31, 2004 reflects a $14.0 million increase in money market accounts, a $13.8 million increase in certificates of deposit $100,000 and over and a $5.6 million increase in interest-bearing demand deposits, offset by a $6.1 million decrease in noninterest-bearing demand deposits, a $6.7 million decrease in savings accounts and a $5.7 million decrease in certificates of deposit under $100,000.  Other borrowed funds were $25.0 million at December 31, 2004 compared to $7.5 million at year-end 2003.

In July 2001, National Mercantile formed National Mercantile Capital Trust (the “Trust”) as a Delaware statutory business trust for the exclusive purpose of issuing and selling trust preferred securities (the “Trust Preferred Securities”).  The trust utilized the proceeds from the issuance of the Trust Preferred Securities to purchase National Mercantile’s junior subordinated interest debentures (the “Junior Subordinated Debentures”).  Through June 30, 2003, the Company’s financial statements reflected the Trust as a consolidated subsidiary, with its Trust Preferred Securities reflected on the consolidated balance sheet as mezzanine equity, shown as guaranteed preferred beneficial interests in the Company’s Junior Subordinated Debentures, net, and interest payments on the Trust Preferred Securities set forth as expenses and classified as minority interest in the Company’s income of the guaranteed preferred beneficial interest in the Junior Subordinated Debentures.

The Company implemented FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities effective July 1, 2003 resulting in the Trust no longer being a consolidated subsidiary of the Company for financial reporting purposes.  As a result: (i) the Company’s balance sheets as of dates on or after July 1, 2003 no longer reflect the Trust Preferred Securities as mezzanine equity but instead reflect the Junior Subordinated Debentures as liabilities, and (ii) the Company’s statements of operations incorporating periods on or after July 1, 2003, no longer reflect interest payments on the Junior Subordinated Debentures for periods on or after July 1, 2003 as expenses classified as minority interest  in the Company’s income of the guaranteed preferred beneficial interest in the Company’s Junior Subordinated Debentures but rather as interest expense.  As discussed below, this change in accounting has a significant effect on comparisons of net interest income for periods prior to July 1, 2003 and after implementation.

Table 1

Operations Summary

	Year Ended	Increase		Year Ended
	December 31,	(Decrease)		December 31,
	2004	Amount	%	2003
	(Dollars in thousands)
Interest income	$19,454	$2,330	13.6%	$17,124
Interest expense	3,004	(176)	(5.5)%	3,180
Net interest income	16,450	2,506	18.0%	13,944
Provision for credit losses	220	(1,045)	(82.6)%	1,265
Other operating income	1,567	191	13.9%	1,376
Other operating expense	14,028	732	5.5%	13,296
Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debenture-net	—	(456)	(100.0)%	456
Series A Preferred Stock of South Bay Bank, N.A	—	—	N/A	—
Income before income taxes	3,769	3,466	1143.9%	303
Income taxes	1,583	1,487	1549.0%	96
Net income	$2,186	$1,979	956.0%	$207

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported.  These policies are described in detail in Note 1 of the Notes to Consolidated Financial Statements.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

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

The internal risk grading utilizes a 10-level grading system – six pass grades for unclassified loans based upon our assessment of the borrower’s ability to service the loan and the quality of the collateral and four classification grades for “criticized” loans depending on the severity of the underwriting weakness and likelihood of loss.  We use a statistical grading migration analysis as part of our allowance for credit losses evaluation for unclassified loans, which is a method by which the types and gradings of historical loans charged-off are related to the current loan portfolio.  This analysis attempts to use historical trends in loan risk grading, nonperforming assets and concentrations that are characteristic to our portfolio and consider other factors affecting loan losses that are specific to our marketplace and customer demographic.

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

On a periodic basis -twice in 2004- we engage an outside loan review firm to review our loan portfolio, risk grade accuracy and the reasonableness of loan evaluations.  Annually, this outside loan review team analyzes our methodology for calculating the allowance for credit losses based on our loss histories and policies.

Each Bank’s board of directors reviews the adequacy of that Bank’s allowance for credit losses on a quarterly basis.  We utilize our judgment to determine the provision for credit losses and establish the allowance for credit losses.  We believe, based on information known to management, that the allowance for credit losses at December 31, 2004 was adequate to absorb inherent losses in the existing loan portfolio.  However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default.  Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

Goodwill and Other Intangible Assets

As discussed in Note 2 of the Notes to Consolidated Financial Statements, we must assess goodwill and other intangible assets each year, or more frequently upon the occurrence of certain events, for impairment.  Impairment is the condition that exists when the carrying amount of the asset exceeds its implied fair value.

The goodwill impairment test involves comparing the fair value of South Bay with its carrying amount, including goodwill.  We retained an independent valuation consultant to evaluate the goodwill as of October 1, 2004.  The valuation consultant conducted the analysis utilizing two valuation methods – the income approach and the market approach.

The income approach measures the present worth of anticipated future net cash flows generated by South Bay.  Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment as well as residual value and cost of capital.  Our forecasts were for a three-year period reflecting average annual asset growth of 11%, an average loan to deposit ratio of 110%, an average net interest margin of 5.54%, and average annual return on assets of 1.65%.  A 10.7% cost of capital and a $59.7 million residual value was utilized in the analysis to discount the projected cash flows.

The market approach derives a valuation by analyzing the prices at which shares of capital stock of reasonably similar companies are trading in the public market, or the transaction price at which similar companies have been acquired.  The analysis identified eighteen transactions during the period from October 2002 through September 2004 involving acquired companies located in the state of California with similarities to South Bay in size and operating characteristics.  Transaction multiples were considered for purchase price to (i) earnings, and (ii) tangible book value.  The purchase price to earnings multiple for the South Bay acquisition was 11.38 compared to a range from 6.88 to 91.00 with an average of 27.56 for the transactions studied.  The South Bay transaction purchase price to tangible book value multiple was 1.55 compared to a range of 1.33 to 3.08 with an average of 2.17 for the comparable transactions.

The consultant also analyzed our stock price as part of its market approach analysis.  This analysis involved applying price multiples based on our stock price at or near the valuation date to the performance measures of South Bay.  Additionally, the consultant considered guideline companies operating in the same market segment as South Bay.  The stock trading values of similar companies were not considered reliable due to the small volume of trading activity, however, the results were not inconsistent with those of the transaction method.

The fair value indications derived from the income approach was $55.7 million and from the two market approaches, transaction and stock price analysis, $35.6 million and $30.1 million, respectively.  The fair value of South Bay under both approaches exceeds the carrying value at October 1, 2004 of $22.1 million, therefore, goodwill is not considered impaired.  The testing of goodwill and other intangible assets for impairment requires re-measurement of fair values.  If the future fair values were materially less than the recorded value, we would be required to take a charge against earnings to write down the goodwill and other intangible assets to the lower value.

Deferred Tax Assets

At December 31, 2004 we had total deferred tax assets of $5.3 million of which $4.7 million is represented by (i) federal NOLs of $13.1 million, which begin to expire in 2009; (ii) a federal AMT credit carry forward of $364,000 and (iii) a California AMT credit carryforward of $20,000.  In order to utilize the benefit of the deferred tax assets related to the NOLs, we must generate aggregate taxable income equal to the amount of the NOLs during the period prior to their expiration.

If future taxable income should prove non-existent or less than the amount of the NOLs that created the deferred tax assets within the tax years to which they may be applied, the asset may not be realized.  A valuation allowance may be established to reduce the deferred tax asset to its realizable value.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that we determine that a valuation allowance to the deferred tax asset is necessary.  Our deferred tax assets are described further in Note 6 of the Notes to Consolidated Financial Statements.

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

Loss Contingencies

From time to time, we are involved in certain conditions, situations, or set of circumstances involving uncertainty as to possible loss that will ultimately be resolved when one or more future events occur or fail to occur.  We establish reserves for loss contingencies when both (i) available information indicates that it is probable that an asset has been impaired or a liability has been incurred, and (ii) the amount of loss can be reasonably estimated.  In estimating the loss, we assess the relative merits of our position in the contingency and the various risks of the situation taking into account legal counsel guidance.  If we are unaware of certain facts in performing our assessment or the circumstances surrounding the contingency change, our actual losses may be larger than our reserves for loss contingencies and can materially affect our operating results for any particular period.

Derivative Instruments and Hedging

We utilize derivative instruments to manage our risk to changes in interest rates.  Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge and earnings are affected only to the extent to which the hedge is not effective in achieving offsetting changes in fair value or cash flows of the hedged item.  We have designated our derivative instruments as hedges and consider them highly effective.  Circumstances may change increasing the extent that the hedge is not effective resulting in a greater portion of the change in value of the derivative instruments being reported in earnings.

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

Net interest income increased $2.5 million to $16.5 million during 2004 compared to $13.9 million during 2003 due to a $2.3 million increase in interest income and a $176,000 decrease in interest expense.

Loan interest income increased $2.1 million due to $22.7 million greater average volume of loans receivable and a 26 basis point increase in yield, resulting primarily from interest rate swaps and increases in the prime rate lending index.  The increase in loans receivable is due to the added business development staff, the funding of previously approved construction loans and stronger new construction and commercial real estate loan demand.   On July 1, 2004, we entered into interest rate swaps in which we exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount of $50.0 million (see Note 13 of Notes to the Consolidated Financial Statements for details of the swap terms).  The interest rate swaps contributed 20 basis points to the increase in loan yield.  During the second half of 2004, the Federal Reserve Bank increased interest rates 25 basis points on five occasions after a prolonged period of accommodative monetary policy in response to signs of stronger expansion of the economy.  Approximately 77% of our $313.8 million loans receivable have adjustable interest rates; accordingly, rising interest rates positively affect interest income partially offset by greater payments for the $50 million interest rate swaps.

Interest income from securities available-for-sale increased $324,000 during 2004 compared to 2003 due to $15.9 million greater average volume and despite a 58 basis point decline in yield.  The decline in the yield from securities available-for-sale was due to lower yields on the newly purchased securities and the maturity or pay down of higher-yielding securities in the portfolio acquired in earlier periods of higher interest rates.  The growth in securities was a result of the redeployment of lower yielding federal funds sold, which averaged $26.2 million less than 2003.  The decline in average federal funds sold more than offset an 18 basis point increase in yield resulting in a $264,000 decline in interest income on federal funds sold in 2004.

Overall, interest-earning assets were $15.5 million greater during 2004 than 2003 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 44 basis point increase in weighted average yield on interest-earning assets.

Interest expense decreased $176,000 for 2004 despite a $16.8 million increase in average interest-bearing liabilities, due to a lower cost of funds and a favorable change in deposit composition.  Interest expense would have reflected an even greater decrease but for the inclusion of interest on the Junior Subordinated Debentures due to the accounting change discussed above.  Average interest-bearing deposits were $4.5 million greater than 2003; however, interest expense on deposits decreased $644,000 due to a 36 basis point decline in weighted average cost.  Relatively low costing interest-bearing demand deposits and money market and savings deposits averaged $3.2 million and $9.2 million greater, respectively, in 2004 compared to 2003.  Relatively high cost time certificates of deposit averaged $7.9 million less during 2004 than 2003.  This favorable change in deposit composition is due to a combination of emphasis on developing business banking, which results in greater volumes of transactional deposits, and limited increases in pricing on typically retail certificates of deposit.  The cost of certificates of deposit declined 50 basis points due to the maturity of higher yielding deposits and repricing during the sustained low interest rate environment.  While market rates of interest increased during the second half of 2004, the cost of interest-bearing demand deposits and money market and savings deposits declined 19 basis points and 22 basis points, respectively, compared to 2003.  We strategically elected to generally hold deposit rates stable and fund earning asset growth mostly with relatively inexpensive overnight other borrowings.  Other borrowings during 2004 averaged $12.6 million, or $5.1 million greater than 2003.  The cost of other borrowings was 2.65% and 4.81% for 2004 and 2003, respectively, representing a decline of 216 basis points in 2004.  In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals.  Noninterest-bearing demand deposits averaged $124.7 million in 2004, a $4.9 million increase compared to 2003.

The Company altered its liquidity strategy during 2004, maintaining a significantly lower level of short-term assets, primarily federal funds sold, and relying on overnight other borrowings, against pledged loans and securities, to fund loan growth and deposit outflows.  Liquidity was supplemented with brokered time certificates of deposit.

Table 2

Ratios to Average Assets

	2004	2003
Net interest income	4.32%	3.82%
Other operating income	0.41%	0.38%
Provision for credit losses	(0.06)%	(0.35)%
Other operating expense	(3.68)%	(3.64)%
Minority interest in the Company’s junior subordinated deferrable interest debenture-net	—	(0.12)%
Income before income taxes	0.99%	0.09%

Net income	0.57%	0.06%

Interest Rate Spread and Net Interest Margin

We analyze earnings performance using, among other measures, the interest rate spread and net interest margin.  The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities.  Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets.  Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes to the relative amount of interest earning assets and interest bearing liabilities.  Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors.  These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board.  Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate.  Table 4 presents the weighted average yield on each category of interest earning assets, the weighted average rate paid on each category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for 2004, 2003 and 2002.  We had no tax exempt interest income for 2004, 2003 or 2002.

Our net interest margin increased 54 basis points from 4.29% during 2003 to 4.83% in 2004.  Our net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources.  Average noninterest bearing demand deposits totaled $124.7 million, representing 39.1% of average deposits, during 2004, compared to $119.8 million, representing 38.7% of average deposits, during 2003.  Of these noninterest bearing demand deposits during 2004, $16.2 million or 13.0% of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $27.0 million or 22.5% of average noninterest bearing deposits during 2003.  While these deposits are noninterest bearing, they are not cost free funds.  Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by us to the extent that such depositors maintain certain average noninterest bearing deposits.  Customer service expense is classified as other operating expense.  If customer service expenses related to escrow customers had been classified as interest expense, our reported net interest income for 2004 and 2003, would have been reduced by $137,000 and $132,000, respectively, and the net interest margin for 2004 and 2003 would have decreased 4 basis points and 6 basis points, respectively.  Similarly, this would create identical reductions in other operating expense.  The expense associated with these deposits increased in 2004 from 2003 despite the decrease in volume due to a greater allowance for customer services provided for these depositors.

Table 3

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	2004 vs 2003			2003 vs 2002
	Increase (decrease)		Net	Increase (decrease)		Net
	due to:		Increase	due to:		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(278)	$14	$(264)	$119	$(192)	$(73)
Due from banks - interest bearing	29	10	39	5	—	5
Securities available-for-sale	565	(241)	324	(370)	(371)	(741)
Securities held-to-maturity	10	105	115	38	—	38
Loans receivable (2)	1,373	743	2,116	435	(2,112)	(1,677)
Total interest-earning assets	1,699	631	2,330	227	(2,675)	(2,448)

Interest Expense:
Interest-bearing deposits:
Demand	$14	$(60)	$(46)	$3	$(199)	$(196)
Money market and savings	84	(240)	(156)	203	(724)	(521)
Time certificates of deposit:
$100,000 or more	(36)	(96)	(132)	(307)	(3)	(310)
Under $100,000	(140)	(170)	(310)	(200)	(476)	(676)
Total time certificates of deposit	(176)	(266)	(442)	(507)	(479)	(986)
Total interest-bearing deposits	(78)	(566)	(644)	(301)	(1,402)	(1,703)
Other borrowings	243	(272)	(29)	(161)	44	(117)
Junior subordinated debentures (3)	512	—	512	454	—	454
Federal funds purchased and securities sold under agreements to repurchase	(13)	(2)	(15)	(98)	(20)	(118)
Total interest-bearing liabilities	664	(840)	(176)	(106)	(1,378)	(1,484)

Net interest income	$1,035	$1,471	$2,506	$333	$(1,297)	$(964)

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

Table 4

Average Balance Sheet and

Analysis of Net Interest Income

	2004			2003			2002
			Weighted			Weighted			Weighted
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$7,651	$95	1.24%	$33,829	$359	1.06%	$26,514	$432	1.63%
Due from banks -interest bearing	3,566	56	1.57%	1,304	17	1.30%	1,348	12	0.89%
Securities available-for-sale	41,603	1,235	2.97%	25,672	911	3.55%	33,077	1,652	4.99%
Securities held-to-maturity	4,085	153	3.75%	3,254	38	1.17%	—	—	—
Loans receivable (1) (2)	283,415	17,915	6.32%	260,756	15,799	6.06%	254,424	17,476	6.87%
Total interest earning assets	340,320	$19,454	5.72%	324,815	$17,124	5.27%	315,363	$19,572	6.21%
Noninterest earning assets:
Cash and due from banks - demand	22,874			22,171			20,775
Other assets	463			21,859			28,348
Allowance for credit losses and net	21,066
unrealized (loss) gain on sales of securities available-for-sale	(3,753)			(4,025)			(5,652)
Total assets	$380,970			$364,820			$358,834

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$31,484	$80	0.25%	$28,269	$126	0.45%	$28,024	$322	1.15%
Money market and savings	107,981	749	0.69%	98,763	905	0.92%	86,444	1,426	1.65%
Time certificates of deposit:
$100,000 or more	27,179	403	1.48%	29,150	535	1.84%	45,770	845	1.85%
Under $100,000	27,345	473	1.73%	33,316	783	2.35%	38,606	1,459	3.78%
Total time certificates of deposit	54,524	876	1.61%	62,466	1,318	2.11%	84,376	2,304	2.73%
Total interest-bearing deposits	193,989	1,705	0.88%	189,498	2,349	1.24%	198,844	4,052	2.04%
Other borrowings	12,550	332	2.65%	7,500	361	4.81%	11,308	478	4.23%
Junior subordinated debentures (3)	15,464	966	6.25%	7,733	454	5.87%	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	113	1	0.88%	609	16	2.63%	2,294	134	5.84%
Total interest-bearing liabilities	222,116	3,004	1.35%	205,340	3,180	1.55%	212,446	4,664	2.20%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	124,699			119,789			102,213
Other liabilities	1,086			845			3,716
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net (3)	—			7,267			14,525
Shareholders’ equity	33,069			31,579			25,934
Total liabilities and shareholders’ equity	$380,970			$364,820			$358,834

Net interest income (interest rate spread)		$16,450	4.36%		$13,944	3.72%		$14,908	4.01%

Net yield on earning assets (2)			4.83%			4.29%			4.73%

(1)           The average balance of nonperforming loans has been included in loans receivable.

(2)           Yields and amounts earned on loans receivable include loan fees of $1,383,000, $882,000 and $645,000 for the years ended December 31, 2004,  2003 and 2002, respectively.

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

During 2004, we provided $220,000 to the allowance for credit losses to maintain an adequate allowance following relatively significant growth in loans receivable.  In 2004 net recoveries were $73,000 compared to net charge offs of $2.5 million in 2003.

Assuming continued loan growth, and based on the relative uncertainty regarding the state of the economy, the level of nonperforming loans and a relatively constant level of charge offs, it is anticipated that regular provisions for credit losses will be made during 2005.  Credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control.  Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the allowance for credit losses.  Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by us and our regulators may indicate a requirement for increases in the allowance for credit losses through additions to the provision for credit losses.

Other Operating Income

Other operating income was $1.6 million and $1.4 million in 2004 and 2003, respectively.  During 2004 we recorded a net loss of $197,000 on sales of securities available-for-sale.  In 2003, there was a net gain of $51,000 on sales of securities available-for-sale.  Fee income related to international services was $59,000 in 2004 compared to $44,000 in 2003.  Investment services fees were $53,000 in 2004 compared to $84,000 in 2003.  Fees for deposit related services were $1.7 million in 2004 as compared to $1.3 million in 2003, a $319,000 increase due to new services offered and increases in fee rates.  In 2003 we recorded a loss of $136,000 on the sale or write-down of OREO compared to no loss in 2004.

Other Operating Expenses

Other operating expense increased $732,000 to $14.0 million in 2004, compared to $13.3 million during 2003.  Salaries and related benefits increased $351,000 or 4.9% to $7.5 million, primarily due to the addition of business development staff in late 2003 and early 2004, as well as greater commissions paid to business development staff for loan production.  Net occupancy expense decreased $202,000 or 15.2% to $1.1 million primarily due to the relocation of our administrative offices and the Century City banking office.  The decrease in net occupancy expense was partially offset by the opening of loan production offices in Beverly Hills and Costa Mesa, California. Insurance and regulatory expenses increased 13.6% to $433,000 during 2004 from $381,000 during 2003 due to increased premiums and increased assessments.  Other expenses increased $458,000 largely due to a $250,000 reserve established in a dispute over our lien on the collateral for a loan as well as several unrelated and nonrecurring operating losses.

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

At December 31, 2004, our deferred tax asset totaled $5.3 million, respectively, with no recorded valuation allowance.

For tax purposes at December 31, 2004, we had (i) federal NOLs of $13.1 million, which begin to expire in 2009; (ii) a federal alternative minimum tax (“AMT”) credit carryforward of $364,000, and (iii) a California AMT credit carryforward of $20,000.  The AMT credits carryforward indefinitely.

An income tax provision of $1.6 million was recorded for 2004.  During 2003, a $96,000 income tax provision was recorded.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the unrealized gain or loss on available-for-sale securities and the unrealized gain or loss on interest rate swaps designated as cash flow hedges, net of taxes.  At December 31, 2004 the net unrealized loss on available-for-sale securities was $39,000 compared to a net unrealized gain of $71,000 at December 31, 2003.  The interest rate swaps designated as cash flow hedges had an unrealized gain of $314,000 at December 31, 2004.  There were no such swaps at December 31, 2003.

FINANCIAL CONDITION

Regulatory Capital

The following table sets forth, as of December 31, 2004:  (i) the minimum regulatory capital requirements for National Mercantile and the Banks; (ii) the capital requirements for the Banks to be “well capitalized” under the prompt corrective action rules; and (iii) the regulatory capital ratios of National Mercantile and the Banks.

Table 5

Regulatory Capital Information

of the National Mercantile and Banks

	Minimum
	For Capital	Well
	Adequacy	Capitalized	December 31,
	Purposes	Standards	2004	2003
National Mercantile Bancorp:
Tier 1 capital to average assets	4.00%	N/A	9.87%	8.69%
Tier 1 capital to risk weighted assets	4.00%	N/A	10.39%	11.02%
Total capital to risk weighted assets	8.00%	N/A	12.42%	13.84%

Mercantile National Bank:
Tier 1 capital to average assets	4.00%	5.00%	8.99%	8.13%
Tier 1 capital to risk weighted assets	4.00%	6.00%	10.44%	10.88%
Total capital to risk weighted assets	8.00%	10.00%	11.60%	12.13%

South Bay Bank, NA:
Tier 1 capital to average assets	4.00%	5.00%	9.32%	9.44%
Tier 1 capital to risk weighted assets	4.00%	6.00%	9.32%	11.18%
Total capital to risk weighted assets	8.00%	10.00%	10.29%	12.37%

National Mercantile’s Tier I capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $38.2 million and $31.2 million at December 31, 2004 and 2003, respectively.  National Mercantile’s Tier 1 capital increased in 2004 as a result of net income, exercised stock options and a reduction of the portion of deferred tax asset disallowed for regulatory capital purposes.  Federal Reserve capital rules allow trust preferred securities to represent up to 25% of Tier 1 capital with the balance treated as Tier 2 capital for the Total risk-based Capital ratio.  At December 31, 2004 and 2003, Trust Preferred Securities represented $11.5 million and $10.6 million, respectively, of National Mercantile’s Tier 1 capital, and $3.5 million and $4.4 million, respectively, of its Tier 2 capital.  Disallowed against National Mercantile’s Tier 1 capital is $3.2 million of goodwill recorded in the acquisition of South Bay, $1.6 million of other intangible assets and $2.7 million of deferred tax asset based upon estimated earnings.

Mercantile’s Tier 1 capital was $19.4 million and $15.7 million at December 31, 2004 and 2003, respectively.  The increase in Tier 1 capital during 2004 was due to net income and the decrease of the portion of deferred tax asset disallowed for regulatory capital purposes.

South Bay’s Tier 1 capital at December 31, 2004 was $17.1 million compared to $15.4 million at December 31, 2003.  The increase is due to net income in 2004.

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

Our deposit base provides the majority of our funding requirements.  Deposits, a relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 92.3% and 84.8 % of funding for average total assets during 2004 and 2003, respectively.  The other borrowings, specifically Federal Home Loan Bank (“FHLB”) advances, which averaged $12.6 million during 2004 compared to $7.5 million during 2003, and federal funds purchased and securities sold under agreements to repurchase, which averaged $113,000 in 2004 compared to $609,000 in 2003, comprise the balance of the liability funding.  The increase in relatively high-cost other borrowings during 2004 was used to fund higher yielding loans and securities.

Also, federal funds sold and securities purchased under resale agreements that may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $7.7 million during 2004, as compared to $33.8 million during 2003.

The portfolio of available-for-sale securities is an additional source of liquidity, which averaged $41.6 million during 2004 compared to $25.7 million in 2003.  The securities available-for-sale increased in 2004 due to the deployment of funds into securities pending redeployment into loans.  Except for a relatively small amount of securities pledged to collateralize public funds, deposits of bankruptcy estates and our swaps, our securities are pledged to the FHLB to secure immediately available borrowings.   At December 31, 2004, $27.0 million of securities were pledged to the FHLB and an additional $2.1 million borrowing capacity remained.  The unpledged portion of investment securities at December 31, 2004 totaled $4.1 million and was available as collateral for additional borrowings.  Maturing loans also provide liquidity, of which $112.4 million of the Banks’ loans are scheduled to mature in 2005.

Net cash provided by operating activities totaled $5.4 million in 2004 compared to $2.4 million in 2003.  The primary source of funds is net income from operations adjusted for provision for credit losses and depreciation and amortization.  Net cash used in investing activities totaled $61.0 million in 2004 compared to $426,000 net cash provided by investing activities in 2003.  The increase in cash used by investing activities was primarily due to an increase in loan originations, net of loan paydowns and payoffs.  Net cash provided by financing activities was $33.2 million in 2004 compared to $581,000 used in financing activities in 2003.  The increase in 2004 net cash provided resulted primarily from an increase in other borrowed funds and by an increase in certificates of deposit.

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

Interest rate risk, including interest rate sensitivity and the repricing characteristics of assets and liabilities, is managed by our Balance Sheet Management Committee (“BSMC”).  The principal objective of BSMC is to maximize net interest income within acceptable levels of risk established by policy.

We manage interest rate sensitivity by matching the repricing opportunities on our earning assets to those on our funding liabilities.  We use various strategies to manage the repricing characteristics of our assets and liabilities to ensure that exposure to interest rate fluctuations is limited within guidelines of acceptable levels of risk-taking.  Hedging strategies, including the terms and pricing of loans and deposits, the use of derivative financial instruments and managing the deployment of our securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.  Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings.  These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

Table 6 compares our interest rate gap position as of December 31, 2004 and 2003.  The gap report shows a cumulative one year interest rate asset sensitivity gap of $55.8 million at December 31, 2004, a change from an asset sensitivity gap of $85.9 million at December 31, 2003.  The decrease in asset sensitivity was due to: (i) a reduction of $10.0 million of federal funds sold and securities purchased under agreements to resell maturing or repricing in less than one year, (ii) a decrease of  $7.5 million in securities-available-for-sale maturing or repricing in less than one year, (iii) a decrease of $2.0 million of due from banks-time maturing or repricing in less than one year, (iv) an increase in immediately repricable interest-bearing demand, money market and savings deposits of $12.9 million, (v) an increase in time certificates of deposit of $5.6 million maturing in less than one year and (vi) an increase of $25.5 million of other borrowings maturing or repricing in less than one year partially offset by (vii) an $33.4 million increase in loans receivable maturing or repricing in less than one year.  The greater volume of loans repricing within one year is due to the greater emphasis on growth in commercial loans, which are typically adjustable rate loans.  The increase in interest-bearing demand, money market and savings deposits is due similarly to the emphasis on commercial borrowers.  In the low interest rate environment, depositors have moved maturing time certificates of deposits to savings deposits.

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

Our asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since we have a large base of immediately adjustable interest bearing demand, savings and money market deposits.  However, since we are asset sensitive, in a period of rapidly declining interest rates, the rapid decline will have a negative effect on our net interest income as changes in the rates of interest bearing deposits historically have not changed proportionately with changes in market interest rates.  Additionally, in low and declining interest rate environments, such as the environment experienced in 2003, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.  This condition will likewise have a negative impact on our net interest income.

Conversely, our asset sensitivity in a rising interest rate environment is expected to have a positive affect on earnings as a greater amount of earning assets than funding liabilities reprice upward and historically the rates of interest bearing deposits adjust upward more slowly and in smaller increments.

Table 6

Rate-Sensitive Assets and Liabilities

	December 31, 2004
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Securities available-for-sale, at amortized cost	$500	$6,696	$15,885	$13,939	$37,020
Securities held to maturity	—	—	—	3,507	3,507
Due from banks - time	2,728	—	—	—	2,728
FRB and other stock, at cost	—	—	—	3,076	3,076
Loans receivable (1)	251,134	10,468	40,991	11,236	313,829
Total rate-sensitive assets	254,362	17,164	56,876	31,758	360,160

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings.	136,591	—	—	—	136,591
Time certificates of deposit	26,708	26,543	9,848	—	63,099
Other borrowings	25,900	—	—	—	25,900
Total rate-sensitive liabilities	189,199	26,543	9,848	—	225,590
Interest rate-sensitivity gap	65,163	(9,379)	47,028	31,758	134,570
Cumulative interest rate-sensitivity gap	$65,163	$55,784	$102,812	$134,570
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	134%	126%	146%	160%

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

Investment Securities

We invest in investment securities consisting primarily of U.S. agency securities and mortgage-related securities to: (i) generate interest income pending the ability to deploy those funds in loans meeting our lending strategies; (ii) increase net interest income where the rates earned on such investments exceed the related cost of funds, consistent with the management of interest rate risk; and (iii) provide sufficient liquidity in order to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost efficient basis.

We generally classify our investment securities as available-for-sale except for investment securities we have the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities.

Table 7 provides certain information regarding our investment securities.

Table 7

Estimated Fair Values of and Unrealized

Gains and Losses on Investment Securities

	December 31, 2004
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$696	$—	$2	$694
GNMA-issued/guaranteed mortgage pass through certificates	164	7	—	171
Other U.S. government and federal agency securities	23,958	—	128	23,830
FHLMC/FNMA-issued mortgage pass through certificates	9,288	76	1	9,363
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	38	—	—	38
Privately issued corporate bonds, CMO and REMIC securities	2,876	1	19	2,858
	$37,020	$84	$150	$36,954
FRB and other equity stocks	$3,076	—	—	$3,076

	December 31, 2004
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,507	$40	$—	$3,547
	$3,507	$40	$—	$3,547

	December 31, 2003
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$600	$—	$1	$599
GNMA-issued/guaranteed mortgage pass through certificates	351	12	—	363
Other U.S. government and federal agency securities	12,758	45	4	12,799
FHLMC/FNMA-issued mortgage pass through certificates	3,828	161	—	3,989
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	56	1	—	57
Mortgage mutual funds	10,000	—	98	9,902
Privately issued corporate bonds, CMO and REMIC securities	3,163	5	—	3,168
	$30,756	$224	$103	$30,877
FRB and other equity stocks	$1,872	—	—	$1,872

	December 31, 2003
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,597	$43	$—	$4,640
	$4,597	$43	$—	$4,640

At December 31, 2004, we held no securities from any issuer other than by U.S. government agencies and corporations in which the aggregate book value exceeded 10% of our shareholders’ equity.

Our present strategy is to stagger the maturities of investment securities to meet our overall liquidity requirements.  Table 8 sets forth information concerning the contractual maturity of and weighted average yield of our investment securities at December 31, 2004.

Table 8

Maturities of and Weighted Average Yields on

Investment Securities

			After one but		After five but					Weighted
	Within one year		within five years		within ten years		After ten years			Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available for-sale:
U.S Treasury securities	$694	2.56%	$—	—	$—	—	$—	—	$694	2.56%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	171	5.11%	171	5.11%
Other U.S. government and federal agencies	6,451	1.98%	15,401	2.74%	1,977	3.16%	—	—	23,829	2.57%
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	427	4.93%	206	6.93%	8,731	4.64%	9,364	4.70%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	—	—	3	5.51%	35	—	38	0.44%
Privately issued corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	721	2.97%	2,137	—	2,858	0.75%
	$7,145	2.04%	$15,828	2.80%	$2,907	3.38%	$11,074	3.74%	$36,954	2.98%

Amortized Cost	$7,196		$15,885		$2,913		$11,026		$37,020

Federal Reserve Bank and other equity stocks	$3,076	—	$—	—	$—	—	$—	—	$3,076	—

			After one but		After five but					Weighted
	Within one year		within five years		within ten years		After ten years			Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificate	$—	—	$—	—	$3,507	4.07%	$—	—	$3,507	4.07%

	$—	—	$—	—	$3,507	4.07%	$—	—	$3,507	4.07%

Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Lending Activities

We engage in commercial banking, serving small to medium-sized businesses in the niche markets of entertainment, healthcare, business banking, real estate development, operations of multi-family and commercial properties, as well as community-based nonprofit organizations, business executives, professionals and other individuals.  Our primary geographic focus is the Los Angeles basin of Los Angeles County, with four branch banking offices consisting of Mercantile Bank’s offices located in Century City and Encino, and South Bay Bank’s offices located in Torrance and El Segundo.  We offer a full range of loan, deposit and investment products, which are designed to meet specific customer needs and are offered with highly personalized service.

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

Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated:

Table 9

Loan Portfolio Composition

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount(1)	Percent	Amount	Percent	Amount	Percent
Commercial loans - secured and unsecured	$98,429	31%	$76,699	29%	$86,015	32%	$85,292	33%	$53,433	48%
Real estate loans:
Secured by commercial real properties	135,944	43	132,320	51	119,872	44	95,142	36	40,540	37
Secured by one to four family residential properties	9,405	3	8,167	3	10,797	4	27,069	10	6,578	6
Secured by multifamily residential properties	18,330	6	13,071	5	12,596	4	8,492	3	3,765	3
Total real estate loans	163,679	52	153,558	59	143,265	52	130,703	49	50,883	46
Construction and land development	50,289	16	27,210	11	37,934	14	30,811	12	1,890	2
Consumer installment, home equity and unsecured loans to individuals	2,516	1	3,510	1	5,566	2	15,306	6	4,373	4
Total loans outstanding	314,913	100%	260,977	100%	272,780	100%	262,112	100%	110,579	100%

Deferred net loan origination fees and purchased loan discount	(1,066)		(728)		(458)		(144)		(331)
Loans receivable, net	$313,847		$260,249		$272,322		$261,968		$110,248

(1) Increase in loans receivable commencing in 2001 reflects the acquisition of South Bay in December, 2001.

Most of the commercial loans are generally within $100,000 to $3.0 million and our consumer and home equity loans generally are less than $100,000.  Our lending officers have limited authority to originate loans and require approvals from our more senior credit officers or our loan approval committee for loans over $150,000.  The Banks may not make any loan, with certain limited exceptions, in excess of their loan to one borrower limit under applicable regulations ($3.2 million for Mercantile and $2.8 million for South Bay at December 31, 2004).  If a Bank’s borrower requests a loan in excess of these amounts we may originate the loan with the participation of the other Bank or other lenders.  At December 31, 2004 we had $13.5 million in loans originated and serviced by other banks in which we purchased a non-recourse participation.  These participation loans had $21.5 million of unfunded commitments as of December 31, 2004.  We generally purchase participations in loans from other banks in which we have a reciprocal alliance to purchase loan participations from us.  We have not taken a subordinate credit position on any loan participations purchased or sold.  The bank originating the loan services the loan, typically without compensation, and retains the right to repurchase the participation.

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

Collateral for commercial loans may include commercial or residential real property, accounts receivable, inventory, equipment, marketable securities or other assets.  Unsecured commercial loans include short-term term loans and lines of credit. Our underwriting guidelines for these loans generally require that the borrower have low levels of existing debt, working capital sufficient to cover the loan and a history of earnings, appropriate liquidity, and positive cash flow from operations. Typically, unsecured lines of credit must be unused for a continuous 30-day period within each year to demonstrate the borrower’s ability to have sufficient funds to operate without the credit line.

Real Estate Loans.  We offer adjustable and fixed rate secured loans to finance the purchase or holding of commercial real estate, one to four family residences and multi-family residences.  These loans generally have maturities ranging from three to fifteen years and payments based on a 15 to 25 years amortization schedule.  The original principal amount of a real estate loan generally does not exceed 65% to 75% of the appraised value of the property (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property).

Construction and Land Development Loans.  Real estate construction and land development loans are short-term secured loans made to finance the construction of commercial, one to four-family and multifamily residential properties or for improvements to raw land.  These loans include financing for developers for the construction of residential tract homes and custom homes.  Our real estate construction and loan development loans are primarily for properties located in Southern California.  These loans typically have adjustable rates with terms of twelve to fifteen months.  We monitor the progress of the construction and disburse the loan proceeds directly to the various contractors during stages of improvement.  Generally, the amount of a construction loan does not exceed 65% of the appraised completion value and the borrower’s funds are disbursed prior to disbursement of the construction loan.

Consumer Installment Loans and Home Equity Lines of Credit.  We offer consumer loans and home equity lines of credit. Home equity lines of credit provide the borrower with a line of credit in an amount that generally does not exceed 80% of the appraised value of the borrower’s residence net of senior mortgages.  Consumer loans are primarily adjustable rate open ended unsecured loans (such as credit card loans) but also include fixed rate term loans (generally under five years) to purchase personal property, which are secured by that personal property. These loans (other than purchase money loans) generally provide for monthly payments of interest and a portion of the outstanding principal balance.

Industry Concentrations

We provide banking services to the entertainment industry in Southern California.  Table 10 below presents information about the loans outstanding to entertainment related customers at December 31, 2004 and 2003.

Table 10

Industry Concentrations of Loans

	December 31,
	2004	2003
	(Dollars in thousands)
Entertainment industry-related loans:
Loans for single production motion picture and television feature films	$5,630	$9,218
Other loans to entertainment-related enterprises, such as television, music, film and talent agencies	23,229	15,508
Loans to individuals involved primarily in the entertainment industry	176	1,796
Total entertainment industry-related loans	$29,035	$26,522
Percent of total loans outstanding	9.2%	10.2%

Other loans to entertainment related enterprises, such as television, music film and talent agencies include commercial real estate loans and commercial loans representing working capital lines of credit and term loans secured by direct assignments of equipment or contracts.

The Board has limited our exposure to industry concentration by policy and we regularly monitor such concentration based upon our borrowers’ North American Industry Classification System codes.  Loans to the healthcare industry and community-based nonprofit organizations, individually, were less than 10% of total loans outstanding at December 31, 2004 and 2003.

Loan Rate Composition and Maturities

Of our total loans outstanding, excluding loans on nonaccrual, 77.1% and 81.7% had adjustable rates at December 31, 2004 and 2003, respectively.  Adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis.

Of our total loans outstanding, excluding nonaccrual loans, at December 31, 2004, 36.3% were due in one year or less, 46.9% were due in 1-5 years and 16.8% were due after 5 years.   As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us.  Because we are unable to estimate the extent to which its borrowers will renew their loans, Table 11 is based on contractual maturities.

Table 11

Loan Maturities

	December 31, 2004
	Interest rates	Interest rates
	are floating	are fixed or
	or adjustable	predetermined	Total
	(Dollars in thousands)
Aggregate maturities of total loans outstanding:
Commercial loans -
In one year or less	$35,638	$13,818	$49,456
After one year but within five years	24,648	10,323	34,971
After five years	4,599	5,000	9,599
Real estate loans -
In one year or less	10,537	4,384	14,921
After one year but within five years	69,618	25,165	94,783
After five years	35,910	5,361	41,271
Construction and land development loans -
In one year or less.	47,341	548	47,889
After one year but within five years	12,158	5,372	17,530
After five years	1,502	481	1,983
Consumer installment, home equity lines of credit and unsecured loans to individuals -
In one year or less	796	1,381	2,177
After one year but within five years	143	132	275
After five years	—	40	40
Total loans outstanding (1)	$242,890	$72,005	$314,895

(1) Excluding nonaccrual loans

Off-Balance Sheet Loan Commitments and Contingent Obligations

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

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  We had outstanding loan commitments aggregating $130.5 million at December 31, 2004, substantially all of which were for real estate construction and commercial lines of credit.

Standby letters of credit are conditional commitments issued by us to secure the financial performance of a customer to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We use the same credit underwriting policies in accepting such contingent obligations as we do for loans. When deemed necessary, we hold appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties.  At December 31, 2004 letters of credit amounted to $272,000.  Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned.  Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings (“TDR’s”), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status, and are accruing interest as described below.  Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan.  Other than loans included in nonperforming assets at December 31, 2004, we had no loans that cause management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and we had no other interest earning assets that were considered impaired at December 31, 2004.  Information about nonperforming assets is presented in Table 12.

Table 12

Nonperforming Assets

	December 31,
	2004	2003
	(Dollars in thousands)

Nonaccrual loans	$18	$438
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	1,804	—
Nonperforming loans	1,822	438
Other real estate owned	1,056	925

Total nonperforming assets	$2,878	$1,363

Allowance for credit losses as a percent of nonaccrual loans	21822.2%	829.9%
Allowance for credit losses as a percent of nonperforming loans	215.6%	829.9%
Total nonperforming assets as a percent of loans receivable	0.9%	0.5%
Total nonperforming assets as a percent of total shareholders’ equity	8.3%	4.3%

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

Nonaccrual loans decreased to $18,000 at December 31, 2004, from $438,000 at December 31, 2003.  The decrease was primarily due to the charge off and collection of nonaccrual loans.  Nonaccrual loans at December 31, 2004 were comprised primarily of secured commercial loans.  The value of the collateral securing these loans may not be adequate to avoid a charge off of a portion of the credit.  The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $12,000 and $48,000 for 2004 and 2003, respectively.  Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income.  Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 0 basis points and 1 basis point for 2004 and 2003, respectively.

Troubled Debt Restructurings. A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan.  At December 31, 2004 and 2003 and for the years then ended we had no TDRs and accordingly, no interest income was recorded in 2004 and 2003 on TDRs.

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

There was $1.8 million in loans contractually past due 90 days and still accruing interest at December 31, 2004 and no loans at December 31, 2003.  This balance at year-end 2004 represents a single loan secured by a commercial real estate property.  Our loan amount represents 67% of the appraised value of the property, which the borrower has entered into an agreement for sale and is pending escrow.

Other Real Estate Owned.  We carry OREO at the lesser of our recorded investment or the fair value less estimated costs to sell. We periodically revalue OREO properties and charge other expenses for any further write-downs.  At December 31, 2004 we had $1.1 million recorded as OREO and at December 31, 2003 we had $925,000 recorded as OREO.  The increase in OREO during 2004 represents amounts that we expended for development improvements to the property.

Impaired Loans.  Due to the size and nature of the our loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis.  At December 31, 2004 none of our loans were impaired.  At December 31, 2003 we had classified $408,000 of our loans as impaired for which $408,000 of specific reserves were allocated.  The impaired loans are included in nonaccrual loans.  The average recorded investment in impaired loans during the year ended December 31, 2004, was $265,000 and no interest income was recognized on these loans.

Foregone interest income attributable to nonperforming loans amounted to $12,000 in 2004 and $48,000 in 2003.  This resulted in a reduction in yield on average loans receivable of 1 basis point and 2 basis points for the years ended December 31, 2004 and 2003, respectively.

Allowance for Credit Losses

The calculation of the adequacy of the allowance for credit losses is based on a variety of factors (see Allowance for Credit Losses under Critical Accounting Policies).  Table 13 presents, at December 31, 2004 and the prior four years, the composition of our allocation of the allowance for credit losses to specific loan categories.  Our current practice is to make specific allocations of the allowance for credit losses to criticized and classified loans, and unspecified allocations to each loan category based on our risk assessment.  This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends.  In addition, the portion of the allowance for credit losses allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance for credit losses is applicable to the entire portfolio.

Table 13

Allocation of Allowance For Credit Losses

	December 31,
	2004	%(1)	2003	%(1)	2002	%(1)	2001	%(1)	2000	%(1)
	(Dollars in thousands)

Commercial loans - secured and unsecured	$1,228	31%	$1,068	29%	$1,528	31%	$2,128	33%	$1,355	48%
Real estate loans:
Secured by commercial real properties	1,696	43	1,843	51	2,129	44	2,376	36	842	37
Secured by one to four family residential properties	117	3	114	3	192	4	675	10	155	6
Secured by multifamily residential properties	229	6	182	5	224	5	212	3	73	3
Total real estate loans	2,042	52	2,139	59	2,545	53	3,264	49	1,070	46
Construction and land development	627	16	379	11	674	14	769	12	47	2
Consumer installment, home equity lines of credit and unsecured loans to individuals (1)	31	1	49	1	99	2	381	6	125	4
Allowance allocable to loans receivable	$3,928	100%	$3,635	100%	$4,846	100%	$6,541	100%	$2,597	100%

(1) Percentage of loans in each category to total loans.

The allowance for credit losses at December 31, 2004 was $3.9 million compared to $3.6 million at December 31, 2003.  The increase is due to $220,000 provision for credit losses and net recoveries of $73,000.  Total loans charged-off in 2004 were $57,000.

The additional provisions to the allowance were recorded based upon our analysis of the adequacy of allowance for credit losses.  The allowance for credit losses for classified loans graded as “criticized” by our internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that we periodically evaluate.  The allowance for unsecured classified loans is based upon the severity of the credit weakness ranging from 3.0% for “special mention”, 15.0% for “substandard” to 50% for “doubtful”.  The volume of more severely classified loans – “substandard” and “doubtful” – increased to $8.8 million at December 31, 2004 from $690,000 at year end 2003.

The increase in the more severely classified loans at December 31, 2004 was primarily due to three borrowers.  Loans to one corporate borrower in the aggregate amount of $2.3 million (including loan commitments) was classified “substandard” due to a significant legal judgment rendered against the borrower and its principals.  Our collateral includes: (i) a first lien on the borrower’s assets with a book value of approximately $7.0 million at December 31, 2004; and (ii) a second trust deed in the amount of $1.5 million on a commercial property with an appraised value of $3.3 million and an underlying first trust deed of $1.6 million.  Our liens are superior to the legal judgment against the borrower.  All scheduled principal and interest payments have been made on a timely basis.  We are currently receiving accelerated monthly principal reductions from the net free cash flow of the borrower.  At this time we expect to receive all amounts contractually due on this loan.

We have classified another loan with an outstanding principal balance of $1.8 million as “substandard” as a result of being contractually past due more than 90 days and issues with the borrower.  This loan is secured by a first trust deed on a commercial property with an appraised value of $2.7 million.  The borrower has entered into an agreement to sell the property for $2.4 million with a closing expected to occur by May 2005.  If this property is sold pursuant to this agreement, we expect to receive all amounts due on the loan upon such sale.

We have classified two loans to one borrower with aggregate out standing balance of $4.0 million as “substandard” because of a significant recent balance sheet adjustment to the borrower’s assets and the borrower’s deteriorating financial performance.  One loan to this borrower is a term loan with an outstanding balance of $3.1 million secured by a first trust deed on a commercial property that was recently appraised at $4.2 million.  The other loan to this borrower is a term loan with an outstanding balance of $900,000 secured by a first rust deed on a commercial property that was recently appraised at $1.7 million.  All principal and interest payment on both loans have been made on a timely basis.  Both loans amortize over a 20-year term and mature in May 2007.  At this time we expect to receive all amounts contractually due us on these loans.

Table 14 presents an analysis of changes in the allowance for credit losses during the periods indicated:

Table 14

Analysis of Changes in Allowance for Credit Losses

	December 31,
	2004	2003
	(Dollars in thousands)

Balance, beginning of period	$3,635	$4,846
Loans charged off:
Commercial loans - secured and unsecured	49	2,697
Real estate loans:	—	—
Secured by commercial real properties	—	75
Secured by one to four family residential properties	—	38
Secured by multifamily residential properties	—	—
Total real estate loans	—	113
Construction and land development	—	—
Consumer installment, home equity and unsecured loans to individuals	8	41
Total loans charged-off	57	2,851

Recoveries of loans previously charged off:
Commercial loans - secured and unsecured	94	291
Real estate loans:
Secured by commercial real properties	—	13
Secured by one to four family residential properties	—	1
Secured by multifamily residential properties	—	—
Total real estate loans	—	14
Construction and land development	6	—
Consumer installment, home equity and unsecured loans to individuals	30	70
Total recoveries of loans previously charged off	130	375

Net (recoveries) charge-offs	(73)	2,476

Provision for credit losses	220	1,265

Balance, end of period	$3,928	$3,635

Net loans (recoveries) charged-off as a percentage of allowance for credit losses	-1.86%	68.12%
Net loans (recoveries) charged-off as a percentage of average gross loans outstanding during the period	-0.03%	0.95%
Recoveries of loans previously charged off as a percentage of loans charged off in the previous year	4.56%	9.23%

Deposits

We emphasize developing business client relationships at both Banks in order to increase our core deposit base.  We offer internet-based cash management services, and for many business customers, provide regular courier service between their business locations and our banking offices.  Additionally, we attract deposits in serving the specific market niches of escrow and title companies and community-based nonprofit organizations.  Each Bank offers its own rates in order to compete in its specific markets.  We have entered new geographic markets first with loan production offices with the intention of later converting the offices to full service branch banking offices.

Table 15

Average Deposit Composition

	December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits:
Real estate title and escrow company customers	$16,247	5%	$26,990	9%	$26,104	9%
Other noninterest-bearing demand	108,452	34%	92,799	30%	76,109	25%
Interest-bearing demand	31,484	10%	28,269	9%	28,024	9%
Money market and savings	107,981	34%	98,763	32%	86,444	29%
Time certificates of deposit:
Money desk	—	—	—	—	2,558	1%
Other:
$100,000 or more	27,179	8%	29,150	9%	43,212	14%
Under $100,000	27,345	9%	33,316	11%	38,606	13%
Total time certificates of deposit	54,524	17%	62,466	20%	84,376	27%
Total deposits	$318,688	100%	$309,287	100%	$301,057	100%

During 2003 and 2004 we added business development officers to specifically increase our emphasis on business banking.  This emphasis resulted in increases in noninterest-bearing demand deposits and money market and savings accounts and provided for an orchestrated reduction in higher-costing certificates of deposit.  During 2004, competition from other financial institutions and a decline in residential purchase and refinance activity resulted in a decline in noninterest-bearing deposits for real estate title and escrow company customers.

The Federal Reserve Bank increased the target fed funds rate five times beginning in the second half of 2004 and market short term interest rates likewise increased.  In order to improve net interest margins, we increased the rates paid on our nonmaturity deposits relatively little.  Other financial institutions have increased the rates paid on their deposits more rapidly.  While our customers are typically less rate sensitive due to the business relationships with us, it is difficult to grow deposits without offering very competitive rates.  Consequently, during the second half of 2004 we began offering very competitive rates on certain certificates of deposit targeted to new customers in order to fund our asset growth and any deposit runoff.  While certificates of deposit are relatively high costing deposits, the higher rates impact only the incremental deposits acquired through these means.

Additionally, the period 2001 through the first half of 2004 experienced historically low interest rates.    During periods of low interest rates, depositors tend to maintain greater deposit balances in low yielding but readily accessible transaction accounts due to relatively low opportunity costs.  As interest rates rise, and opportunity costs increase, depositors tend to redeploy their funds into higher yielding alternatives.  Assuming rates continue to rise, we expect continued growth in certificates of deposit and a resulting change in the composition of our deposits.

We use brokered deposits to supplement our liquidity.  Brokered deposits are wholesale certificates of deposit placed by rate sensitive customers that do not have any other significant relationship with us.  Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that exceed the FDIC deposit insurance limit.  As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank.  They may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating.  At December 31, 2004 we had total brokered deposits of $6.9 million all of which had maturities less than nine months.

Table 16

Maturities of Time Certificates of Deposit

$100,000 or more

	December 31,
	2004	2003
	(Dollars in thousands)
Time certificates of deposit maturing:
In three months or less	$19,680	$15,494
After three months but within six months	5,562	4,176
After six months but within twelve months	10,548	5,570
After twelve months	5,321	2,068
Total time certificates of deposit $100,000 or more	$41,111	$27,308

Deposit Concentration

At December 31, 2004 no single depositor represented more than 1% of total deposits and the ten largest depositors represented 4.4% of total deposits.

Borrowed Funds

Borrowed funds and related weighted average rates are summarized below in Table 17.

Table 17

Borrowed Funds

	2004				2003				2002
	Year-end		Average		Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$—	—	$113	0.88%	$399	2.20%	$609	2.63%	$1,476	4.65%	$2,294	5.84%
Other borrowings	25,900	2.32%	12,550	2.65%	7,500	4.70%	7,500	4.81%	7,500	4.70%	11,308	4.23%

We had no securities sold with agreements to repurchase during 2004.  The maximum amount of securities sold with agreements to repurchase at any month end during 2003 and 2002 was $800,000 and $11.7 million, respectively.

The maximum amount of other borrowings at any month end was $31.9 million during 2004, $7.5 million during 2003 and $17.5 million during 2002. .

At December 31, 2004, we had $25.9 million of borrowed funds, including $19.0 million of overnight borrowings and the balances scheduled to mature during 2005.

Junior Subordinated Debentures/Trust Preferred Securities

In 2001, National Mercantile, through National Mercantile Capital Trust I (the “Trust”), issued 15,000 of 10.25% fixed rate securities (the “Trust Preferred Securities”), with an aggregate liquidation amount of $15.0 million due July 25, 2031.  The Trust Preferred Securities represent undivided beneficial interests in the assets of the Trust and are unconditionally guaranteed by National Mercantile with respect to distributions and payments upon liquidation, redemption and otherwise pursuant to the terms of a Guarantee Agreement.  National Mercantile issued the Trust Preferred Securities to generate regulatory capital at a relatively low cost

(as payments of interest are deductible for income tax purposes).

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

In January 2003, National Mercantile entered into a interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating interest rate based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in the company paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At

December 31, 2004, we were paying an interest rate of 6.51% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

The interest rate swap reduces the adverse impact of our 10.25% fixed rate Trust Preferred Securities in a low interest rate environment.  We do not utilize derivatives for speculative purposes.  Under Statement of Financial Accounting Standards No. 133 this swap transaction is designated as a fair value hedge.  Accordingly, the effective portion of the change in the fair value of the swap transaction is recorded each period in current income.  The terms of the swap are symmetrical with the terms of the Trust Preferred Securities, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Trust Preferred Securities.  Accordingly, no ineffectiveness will be recorded to current earnings related to the interest rate swap.

Off-Balance Sheet Arrangements

Interest Rate Swaps

We utilize interest rate swaps to manage the risk associated with changes in interest rates and to help us maintain a stable growth of income (see Interest Rate Risk Management above and Note 13 of the Notes to the Consolidated Financial Statements).  Our interest rate swaps increased interest income $571,000 and reduced interest expense $597,000 for the year ended December 31, 2004.  Certain of our interest rate swaps are designated cash flow hedges.  The change in market value of cash flow hedges, net of income taxes, is included in Accumulated Other Comprehensive Income.  As of December 31, 2004 we had $314,000 Accumulated Other Comprehensive Income related to our interest rate swaps.   During periods of declining interest rates, the benefits from our interest rate swaps will increase partially offsetting the negative effect that declining interest rates have on our income.  Conversely, during periods of rising interest rates, the benefits from our interest rate swaps will decline but will be more than offset by the positive effect that rising interest rates have on our income from loans.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2004.

Table 18

Contractual Obligations

	Payments Due

		After one	After three
		year	years
	Twelve months	but within	but within	After
	and less	three years	five years	five years	Total
	(Dollars in thousands)
Commitment to fund loans	$130,529	$—	$—	$—	$130,529
Commitments under letters of credit	272	—	—	—	272
Deposits	303,694	9,848	—	—	313,542
Borrowings	25,900	—	—	15,464	41,364
Interest expense	1,629	3,170	3,170	42,136	50,106
Operating lease obligations	705	1,349	1,231	1,942	5,227
Other liabilities	1,734	—	—	—	1,734
Total	$464,463	$14,367	$4,401	$59,542	$542,774

The obligations are categorized by their contractual due dates.  Approximately $65.7 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months.  The balance of the commitments to fund loans is primarily revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon.  Additionally, payments due for deposits reflect the contractual terms with our depositors to withdraw deposits, however, we do not anticipate the withdrawal of these deposits.  Total contractual obligations, therefore, do not necessarily represent future cash requirements.  We may, at our option, prepay certain borrowings prior to their maturity date.  Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Ratios

The following Table 19 sets forth selected financial ratios:

Table 19

Selected Performance Ratios

	For the Year Ended
	December 31,
	2004	2003	2002
Return on average assets	0.57%	0.06%	-0.07%
Return on average shareholders’ equity	6.61%	0.66%	-0.98%
Average shareholders’ equity to average assets	8.68%	8.66%	7.23%

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

We establish allowances for credit losses against each segment of our loan portfolio.  At December 31, 2004, our allowance for credit losses equaled 1.25% of loans receivable and 215.6% of nonperforming loans.  Although we believed that we had established adequate allowances for credit losses as of December 31, 2004, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

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

At December 31, 2004, almost all of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

Our business is very competitive.

There is intense competition in Southern California and elsewhere in the United States for banking customers.  We experience competition for deposits from many sources, including credit unions, insurance companies, money market funds and mutual funds, as well as other commercial banks and savings institutions.  We compete for loans and deposits primarily with other commercial banks,  mortgage companies, commercial finance companies and savings institutions.  In recent years out-of-state financial institutions have entered the California market, which has also increased competition.  Many of our competitors have greater financial strength, marketing capability and name recognition than we do, and operate on a statewide or nationwide basis.  In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to our small business customers.  Such advantages may give our competitors opportunities to realize greater efficiencies and economies of scale than we can.  We can provide no assurance that we will be able to compete effectively against our competition.

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

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we have deconsolidated the subsidiary trust which issued Trust Preferred Securities for National Mercantile, and effective July 1, 2003 its financial position and results of operations are not included in our consolidated financial position and results of operations.  Accordingly, the Trust Preferred Securities, which had previously been reported as a minority interest have been replaced by the subordinated debt, issued by National Mercantile to the trusts and are reported as a liability.

Under current regulatory guidelines, a portion of the Trust Preferred Securities qualifies as Tier I capital, and the remaining portion qualifies as Tier II capital.  In July 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) affirming the historical capital treatment of trust preferred securities as Tier I capital despite the deconsolidation of the trusts holding the securities. SR 03-13 remained in effect at December 31, 2004, and we continue to include these securities in our Tier I capital. There remains the potential that the Federal Reserve Board may change the regulatory capital treatment of trust preferred securities in the future.

If Tier I capital treatment for our Trust Preferred Securities were disallowed, there would be a reduction in our consolidated capital ratios. The following table shows as of December 31, 2004 (i) National Mercantile’s regulatory capital position, (ii) its pro forma capital position if the trust preferred securities qualify only as Tier II capital, (iii) its pro forma capital position if the Federal Reserve Board excludes trust preferred securities from capital, and (iv) the minimum regulatory capital requirements.

	Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio

(i) National Mercantile Bancorp	9.87%	10.39%	12.42%
(ii) Assuming Trust Preferred Securities only qualified as Tier II capital	6.90%	7.26%	12.42%
(iii) Assuming Trust Preferred Securities are excluded entirely from capital	6.90%	7.26%	8.33%
(iv) Minimum regulatory requirements	4.00%	4.00%	8.00%

Our ability to use our net operating losses may be limited.

As of December 31, 2004, we had NOLs of $13.1 million for federal tax purposes, which begin to expire in 2009.  Our ability to use the NOLs in the future would be significantly limited if we experience an “ownership change” within the meaning of Section 382 of the Internal  Revenue Code.  If our use of these NOLs is limited, we would be required to charge off the portion of our deferred tax asset related to the NOL limitation, and our net income would be lower.

A significant portion of our loan portfolio consists of construction loans, which have greater risks than loans secured by completed real properties

At December 31, 2004, we had outstanding construction and land development loans in the amount of $50.3 million, representing 16.0% of our loan portfolio, and commitments to fund an additional $40.6  million of construction loans.  These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties.  A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project.  Price increases, delays and unanticipated difficulties can materially increase these costs.  Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project.  If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

We have goodwill from the acquisition of South Bay, which must be evaluated regularly for impairment

In connection with the acquisition of South Bay in December 2001, we recorded goodwill in the amount of $2.2 million.  We must evaluate the goodwill regularly for impairment. We had an unaffiliated consultant conduct goodwill impairment testing in the fourth quarter of 2004, and we determined that this goodwill was not impaired.  If in the future we determine that the goodwill is impaired, we would be required to write-off some or all of the goodwill, which could have a material adverse effect on our financial condition and results of operations.

We have a significant deferred tax asset and our ability to realize that asset depends in part on the certainty of future earnings

At December 31, 2004, we had a deferred tax asset of $5.3 million relating primarily to our NOLs.  If future taxable income should be less than the amount of the NOLs within the tax years to which it may be applied, the deferred tax asset may not be realized.  To support our position that the benefits of this asset will be realized, we must estimate future earnings.  These estimates are based on many factors, including prior periods results.  If we are unable to generate future earnings in an amount sufficient to support the asset, we would have to establish a valuation allowance and corresponding charge to earnings to reduce the deferred tax asset to its realizable value.  A material valuation allowance on this asset would have a material adverse effect on our results of operations and financial condition.

ITEM 7.     FINANCIAL STATEMENTS

The consolidated financial statements required by this Item are included herewith as a separate section of this Report as follows:

1.               Financial Statements

Report of Independent Registered Public Accounting Firm – Ernst & Young LLP

Consolidated Balance Sheet at December 31, 2004

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements for the two years ended December 31, 2004

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this annual report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer believe that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in this annual report has been made known to them in a timely manner.

During the quarter ended December 31, 2004, there were no significant changes in our internal controls or in other factors that could significantly affect those controls.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item will appear under the captions “Election of Directors,’’ ‘‘ Executive Officers,’’ and ‘‘Compliance with Section 16(a) Beneficial Ownership Reporting’’ in the Company’s proxy statement for the 2005 Annual Meeting of Shareholders (the ‘‘2005 Proxy Statement’’), and such information shall be deemed to be incorporated herein by reference to that portion of the 2005 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of  our most recently completed fiscal year.

ITEM 10	EXECUTIVE COMPENSATION

The information required by this item will appear under the captions “Compensation of Executive Officers,” “Compensation of Directors,’’ ‘‘Summary Compensation Table,’’ ‘‘Report on Executive Compensation for 2004,’’ ‘‘2004 Option Exercises and Year-End Option Values” and “Compensation Committee Interlocks and Insider Participation’’ in the 2005 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to those portions of the 2005 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will appear under the caption ‘‘Security Ownership of Principal Shareholders and Management’’ in the 2005 Proxy Statement, and such information either shall be deemed to be incorporated herein by reference to that portion of the 2005 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear under the caption ‘‘Certain Relationships and Related Transactions’’ in the 2005 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2005 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 13.	EXHIBITS

See Index to Exhibits on page 66 of this Form 10-KSB

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will appear under the caption “Independent Public Accountants” in the 2005 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2005 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

	By	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Date: March 31, 2005		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	ROBERT E. GIPSON
	Robert E. Gipson	Chairman of the Board	March 31, 2005

/s/	ROBERT E. THOMSON
	Robert E. Thomson	Vice Chair	March 31, 2005

/s/	DONALD E. BENSON
	Donald E. Benson	Director	March 31, 2005

/s/	JOSEPH N. COHEN
	Joseph N. Cohen	Director	March 31, 2005

/s/	W. DOUGLAS HILE
	W. Douglas Hile	Director	March 31, 2005

/s/	ANTOINETTE HUBENETTE, M.D.
	Antoinette Hubenette, M.D.	Director	March 31, 2005

/s/	SCOTT A. MONTGOMERY
	Scott A. Montgomery	Director, Chief Executive Officer	March 31, 2005

/s/	DION G. MORROW
	Dion G. Morrow	Director	March 31, 2005

/s/	CARL R. TERZIAN
	Carl R. Terzian	Director	March 31, 2005

/s/	DAVID R. BROWN
	David R. Brown	Principal Financial and Principal Accounting Officer	March 31, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of National Mercantile Bancorp and subsidiaries:

We have audited the consolidated balance sheet of National Mercantile Bancorp (a California corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mercantile Bancorp and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 28, 2005

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2004
(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$14,187
Due from banks-interest bearing	2,728
Cash and cash equivalents	16,915
Securities available-for-sale, at fair value; aggregate amortized cost of $37,020	36,954
Securities held-to-maturity, at amortized cost	3,507
Federal Reserve Bank and other stock	3,076
Loans receivable	313,847
Allowance for credit losses	(3,928)
Net loans receivable	309,919

Premises and equipment, net	5,804
Other real estate owned	1,056
Deferred tax asset, net	5,286
Goodwill	3,225
Intangible assets, net	1,630
Accrued interest receivable and other assets	3,750
Total assets	$391,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$113,852
Interest-bearing demand	34,961
Money market	69,431
Savings	32,199
Time certificates of deposit:
$100,000 or more	41,111
Under $100,000	21,988
Total deposits	313,542

Other borrowings	25,900
Junior subordinated deferrable interest debentures	15,464
Accrued interest payable and other liabilities	1,734
Total liabilities	356,640

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 666,273 shares	5,442
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 2,954,128 shares	39,491
Accumulated deficit	(11,725)
Accumulated other comprehensive income	274
Total shareholders’ equity	34,482
Total liabilities and shareholders’ equity	$391,122

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$17,915	$15,799
Securities	1,388	949
Due from banks - interest bearing	56	17
Federal funds sold and securities purchased under agreements to resell	95	359
Total interest income	19,454	17,124
Interest expense:
Interest-bearing demand	80	126
Money market and savings	749	905
Time certificates of deposit:
$100,000 or more	403	535
Under $100,000	473	783
Total interest expense on deposits	1,705	2,349
Federal funds purchased and securities sold under agreements to repurchase	1	16
Junior subordinated deferrable interest debentures	966	454
Other borrowings	332	361
Total interest expense	3,004	3,180
Net interest income before provision for credit losses	16,450	13,944
Provision for credit losses	220	1,265
Net interest income after provision for credit losses	16,230	12,679
Other operating income:
Net gain (loss) on sale of securities available-for-sale	(197)	51
International services	59	44
Investment division	53	84
Deposit-related and other customer services	1,652	1,333
Loss on sale of other real estate owned	—	(136)
Total other operating income	1,567	1,376
Other operating expenses:
Salaries and related benefits	7,508	7,157
Net occupancy	1,127	1,329
Furniture and equipment	485	464
Printing and communications	546	504
Insurance and regulatory assessments	433	381
Client services	590	563
Computer data processing	965	994
Legal services	464	473
Other professional services	854	833
Amortization of core deposit intangible	223	223
Promotion and other expenses	833	375
Total other operating expenses	14,028	13,296
Income before income tax provision and minority interests	3,769	759

Minority interest in the Company’s income of the:
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net	—	456
Income before income tax provision	3,769	303
Income tax provision	1,583	96
Net income	$2,186	$207
Earnings per share:
Basic	$0.75	$0.08
Diluted	$0.48	$0.05

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated
							Additional		Other
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Paid-in	Accumulated	Comprehensive
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Income	Total
	(Dollars in thousands except share data)

Balance at December 31, 2002	734,985	$6,003	1,000	$1,000	2,679,544	$38,054	$—	$(14,055)	$202	$31,204
Preferred stock converted into common stock on a 2:1 basis	(5,400)	(44)			10,800	44				—
Stock options exercised					81,935	504				504
Cumulative effect of change in accounting principal (Note 1)								(63)		(63)
Comprehensive income (loss):
Unrealized holding loss during the period, net									(131)	(131)
Net income								207		207
Comprehensive income										76
Balance at December 31, 2003	729,585	5,959	1,000	1,000	2,772,279	38,602	—	(13,911)	71	31,721
Preferred stock converted into common stock on a 2:1 basis	(63,312)	(517)			126,624	517				—
Stock options exercised					55,225	372				372
Comprehensive income:
Unrealized holding gain during the period, net									203	203
Net income								2,186		2,186
Comprehensive income										2,389
Balance at December 31, 2004	666,273	$5,442	1,000	$1,000	2,954,128	$39,491	$—	$(11,725)	$274	$34,482

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,186	$207
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	409	479
Provision for credit losses	220	1,265
Valuation allowance for OREO	—	75
Loss (gain) on sale of securities available for sale	197	(51)
Loss on sales of OREO	—	61
Net amortization of premium on securities available-for-sale	250	239
Net amortization of premium on securities held-to-maturity	47	24
Net amortization of core deposit intangible	223	223
Net amortization of premium on loans purchased	190	281
Decrease in accrued interest receivable and other assets	1,333	132
Increase (decrease) in accrued interest payable and other liabilities	329	(545)
Net cash provided by operating activities	5,384	2,390
Cash flows from investing activities:
Purchase of securities available-for-sale	(34,987)	(33,339)
Proceeds from sales of securities available-for-sale	11,759	2,545
Proceeds from repayments and maturities of securities available-for-sale	16,517	25,674
Purchase of securities held-to-maturity	—	(5,021)
Proceeds from repayments and maturities of securities held-to-maturity	1,043	400
Proceeds from sales of OREO	—	474
Loan originations and principal collections, net	(53,178)	8,782
Redemption (purchase) of Federal Reserve stock and other stocks	(1,204)	146
Expenditures on OREO improvements	(132)	—
Purchases of premises and equipment	(769)	(87)
Net cash used in investing activities	(60,951)	(426)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	6,749	20,333
Net increase (decrease) in time certificates of deposit	8,076	(20,341)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	(399)	(1,077)
Net increase in other borrowings	18,400	—
Net proceeds from exercise of stock options	372	504
Net cash provided by (used in) financing activities	33,198	(581)
Net increase (decrease) in cash and cash equivalents	(22,369)	1,383
Cash and cash equivalents, January 1	39,284	37,901
Cash and cash equivalents, December 31	$16,915	$39,284

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,229	$3,885
Cash paid for income taxes	51	—
Unrealized loss (gain) on securitites available-for-sale, net of tax effect	(40)	71
Unrealized gain on swap, net of tax effect	314	—
Transfers to OREO from loans receivable, net	$—	$535

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

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during reported periods.  Actual results could differ from those estimates.

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

Interest income is accrued as earned.  Net deferred fees are accreted into interest income using the effective yield method.

Loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal unless the loan is both well secured and in process of collection.  Loans are also placed on nonaccrual status when the full collection of interest or principal becomes uncertain.  When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of deferred loan fees is ceased.  Thereafter, interest collected on the loan is accounted for on the cash collection method until qualifying for return to accrual status.  Generally, a loan may be returned to accrual status when all delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain performance criteria have been met.

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

The calculation of the adequacy of the allowance for credit losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values.  On a periodic basis, management engages an outside loan review firm to review the Company’s loan portfolio, risk grade accuracy and the reasonableness of loan evaluations.  Annually, this outside loan review team analyzes the Company’s methodology for calculating the allowance for credit losses based on the Company’s loss histories and policies.  The Company uses a migration analysis as part of its allowance for credit losses evaluation, which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded.  This method allows for management to use historical trends that are relative to the Company’s portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio.  In addition, this analysis takes into consideration other trends that are qualitative relative to the Company’s marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

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

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share for the years ended December 31, 2004 and 2003 was 2,895,309 and 2,707,931, respectively.  Diluted earnings per share for the year ended December 31, 2004 was $0.48.  The weighted average number of common shares and common share equivalents outstanding used in computing diluted earnings per share for the year ended December 31, 2004 was 4,555,622.  The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)

For the year ended December 31, 2004:
Basic EPS	$2,186	2,895,309	$0.75

Effect of dilutive securities:
Options		153,461
Convertible preferred stock		1,506,852
Diluted earnings per share	$2,186	4,555,622	$0.48

For the year ended December 31, 2003
Basic EPS	$207	2,707,931	$0.08

Effect of dilutive securities:
Options		76,294
Convertible preferred stock		1,626,169
Diluted earnings per share	$207	4,410,394	$0.05

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

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  All options were granted at current market prices, accordingly, no compensation cost has been recognized for the plans.  Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made during 2004 and 2003.

Note 2—Goodwill and Other Intangible Assets

As of December 31, 2004, the Company had goodwill of $3.2 million and core deposit intangibles of $1.6 million from the acquisition of South Bay in 2001.  In accordance with SFAS No. 142 goodwill is not amortized.  SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events.    The Company has no other indefinite-lived intangible assets.  The core deposit intangibles were estimated to have an original life of 10 years and 4 months. Amortization for intangibles for 2004 was, and for each of the next five years is estimated to be, $223,000.  During 2004, the required impairment tests of goodwill and core deposit intangibles were conducted, and based upon these evaluations, the Company’s goodwill and core deposit intangibles were not impaired at December 31, 2004.

Note 3—Investment Securities

The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company’s investment securities available-for-sale and held-to-maturity at the date indicated:

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale

U.S. Treasury securities	$696	$—	$2	$694
GNMA-issued/guaranteed mortgage pass through certificates	164	7	—	171
Other U.S. government and federal agency securities	23,958	—	128	23,830
FHLMC/FNMA-issued mortgage pass through certificates	9,288	76	1	9,363
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	38	—	—	38
Privately issued corporate bonds, CMO’s and REMIC’s securities	2,876	1	19	2,858

	$37,020	$84	$150	$36,954

FRB and other equity stocks	$3,076	$—	$—	$3,076

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity

FHLMC/FNMA-issued mortgage pass through certificates	$3,507	$40	$—	$3,547

	$3,507	$40	$—	$3,547

The Company had gross proceeds and gross realized losses related to the sale of investment securities of $11.8 million and $197,000, respectively, for the year ended December 31, 2004.  The Company had gross proceeds and gross realized gains related to the sale of investment securities of $2.5 million and $100,000, respectively, and gross realized losses related to a valuation reserve of $49,000 established on other-than-temporarily impaired securities, for the year ended December 31, 2003.

The estimated fair value and amortized cost of securities available-for-sale and held-to-maturity at December 31, 2004 by contractual maturity, are shown below:

Maturities of and Weighted Average Yields on Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$694	2.56%	$—	—	$—	—	$—	—	$694	2.56%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	171	5.11%	171	5.11%
Other U.S. government and federal agencies	6,451	1.98%	15,401	2.74%	1,977	3.16%	—	—	23,829	2.57%
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	427	4.93%	206	6.93%	8,731	4.64%	9,364	4.70%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	—	—	3	5.51%	35	—	38	0.44%
Privately issued corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	721	2.97%	2,137	—	2,858	0.75%
	$7,145	2.04%	$15,828	2.80%	$2,907	3.38%	$11,074	3.74%	$36,954	2.98%

Amortized Cost	$7,196		$15,885		$2,913		$11,026		$37,020

Federal Reserve Bank and other equity stocks	$3,076	—	$—	—	$—	—	$—	—	$3,076	—

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$—	—	$—	—	$3,507	4.07%	$—	—	$3,507	4.07%
	$—	—	$—	—	$3,507	4.07%	$—	—	$3,507	4.07%

Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Investment securities totaling $1.1 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 2004.

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

As of December 31, 2004, temporarily impaired securities had a fair value of $27.5 million and unrealized losses of $185,000.  Securities that were not impaired had a fair value of $13.0 million and unrealized gains of $119,000 at December 31, 2004.  The following table shows fair value and unrealized loss positions of temporarily impaired securities, categorized by whether the securities have been impaired for less than twelve months or if they have been impaired for twelve months or more as of December 31, 2004.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
U.S. Treasury securities	$694	$(2)	$—	$—	$694	$(2)
Other U.S. government and federal agency securities	24,639	(164)	—	—	24,639	(164)
Privately issued corporate bonds, CMO’s and REMIC’s securities	2,137	(19)	—	—	2,137	(19)
Total temporarily impaired securities	$27,470	$(185)	$—	$—	$27,470	$(185)

The U.S. Treasury securities and other U.S. government and federal agency securities are impaired due to declines in fair values resulting from increases in market interest rates from the time of purchase.  In total, there are fourteen impaired securities at December 31, 2004.  None of these securities has exhibited a notable decline in value as a result of changes in credit risk.  These debt securities are relatively short in duration, accordingly, any unrealized loss in an individual issue will diminish as the security approaches its maturity, irrespective of market rates of interest.  Furthermore, we may borrow funds utilizing these securities as collateral at market rates of interest in amounts representing nearly all of the market value.  For that reason the securities achieve their primary purpose of providing liquidity without being sold.  As such, management does not consider the impairments on these securities to be other-than-temporary.

Note 4 - Loans Receivable and Allowance for Credit Losses

The following is a summary of the major categories of loans outstanding at December 31, 2004:

2004
(Dollars in thousands)
Commercial loans - secured and unsecured	$98,429
Real estate loans:
Secured by commercial real properties	135,944
Secured by one to four family residential properties	9,405
Secured by multifamily residential properties	18,330
Total real estate loans	163,679
Construction and land development	50,289
Consumer installment, home equity and unsecured loans to individuals	2,516
Total loans outstanding	314,913
Deferred net loan origination fees and purchased loan discount	(1,066)
Loans receivable, net	$313,847

Weighted average yield for loans at December 31	6.71%

At December 31, 2004, the Company had no impaired loans and no specific allowances established for impaired loans.   The average recorded investment of impaired loans was $265,000 and $1.7 million during 2004 and 2003, respectively.  No interest income was recognized on impaired loans during the years ended December 31, 2004 and 2003.

In the normal course of business, the Banks may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Banks.  Such loans are made in the ordinary course of  business at rates and terms no more favorable than those offered to other customers with a similar credit standing.  The outstanding principal balance of these loans was $4.5 million at December 31, 2004 and December 31, 2003.  During 2004 there were $4.5 million of advances and $5.3 million of repayments.  Interest income recognized on these loans amounted to $374,000 and $322,000 during 2004 and 2003, respectively.  At December 31, 2004, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

The following is a summary of activity in the allowance for credit losses for the year ended December 31, 2004:

2004
(Dollars in thousands)

Balance, beginning of year	$3,635
Provision for credit losses	220
Loans charged off	(57)
Recoveries of loans previously charged off	130
Balance, end of year	$3,928

Total loans charged-off in 2004 were $57,000.  The additional provision for credit losses was recorded based upon the analysis of the adequacy of allowance for credit losses.  The allowance for credit losses for classified loans graded as “criticized” by the Company’s internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that is periodically evaluated.  The allowance for unsecured classified loans is based upon the severity of the credit weakness.

The following is a summary of nonperforming loans at December 31, 2004:

2004
(Dollars in thousands)

Nonaccrual loans	$18
Troubled debt restructurings	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	1,804
$1,822

Interest foregone on nonperforming loans outstanding at December 31, 2004 and 2003 was $12,000 and $47,000, respectively.  Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

The ability of the Company’s borrowers to honor their loan agreements is substantially dependent upon economic conditions and real estate market values throughout the Company’s market area.  At December 31, 2004, loans aggregating $214.0 million were collateralized by liens on residential and commercial real properties, nearly all of which are located in California.  While the Company’s loan portfolio is generally diversified with regard to the industries represented, at December 31, 2004, the Company’s loans to businesses and individuals engaged in entertainment industry related activities amounted to $29.0 million.

Troubled Debt Restructurings. A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan.  At December 31, 2004, the Company had no TDRs.

Note 5 – Premises and Equipment and Lease Commitments

The following is a summary of major components of premises and equipment at December 31, 2004:

2004
(Dollars in thousands)

Land	$1,392
Buildings.	3,870
Leasehold improvements	1,764
Furniture, fixtures and equipment	5,858
12,883
Less accumulated amortization and depreciation	(7,080)
$5,804

Depreciation and amortization expense was $409,000 in 2004 and $479,000 in 2003.  Rental expense on operating leases included in occupancy expense in the Consolidated Statements of Operations was $669,000 in 2004 and $808,000 in 2003.

The future minimum annual rental commitments at December 31, 2004 are summarized below.

2004
(Dollars in thousands)
For the year ended December 31,
2005	$705
2006	673
2007	676
2008	689
2009	542
Thereafter	1,942
$5,227

Note 6—Income Taxes

The components of income tax provision consisted of the following for the years ended December 31:

	2004	2003
	(Dollars in thousands)
Current taxes (benefit)	$65	$(679)

Deferred taxes	1,518	775

Total income tax provision	$1,583	$96

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2004 and 2003 to the income before income tax provision and the effective tax rate are as follows:

	2004	2003
	(Dollars in thousands)

Tax provision at statutory rate	$1,281	$103
Increase (reduction) in taxes resulting from:
State taxes	270	—
Book deductions without tax benefit	—	(22)
Permanent differences	32	15
	$1,583	$96

The major components of the net deferred tax asset at December 31, 2004 are as follows:

2004
(Dollars in thousands)
Deferred tax assets:
Net operating losses	$4,725
Accrued expenses	304
Alternative minimum tax credits	384
Nonaccrual interest	89
Loan fees	285
Bad debt expense	313
Core deposits	86
Securities	47
State taxes	63
Other real estate owned	31
Other	7
Total deferred tax assets	6,334

Deferred tax liabilities:
Depreciation	(671)
Securities available for sale	(196)
FHLB stock dividend	(42)
Loan premium amortization	(145)
Total deferred tax liabilities	(1,054)
Net deferred tax asset	$5,280

For tax purposes at December 31, 2004, the Company had (i) federal NOLs of $13.1 million, which begin to expire in 2009;  (ii) a federal AMT credit carryforward of $364,000; and (iii) a California AMT credit carryforward of $20,000.  The AMT credits carryforward indefinitely.

The Company believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

Note 7—Benefit Plans

Stock Incentive Plans.  At December 31, 2004, the Company had active one stock incentive plan pursuant to which up to a total of 668,510 shares of common stock may be issued.  Under this plan, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board determines. However, the exercise price of options granted to nonemployee directors may not be less than the fair market value of the common stock on the date of grant.  At December 31, 2004, the only outstanding awards under this plan were stock options, and at that date 63,509 shares were available for future awards.

At December 31, 2004, there were also outstanding options and tandem stock appreciation rights granted under two prior stock incentive plans.

The following summarizes option grants, cancellations and exercises under the stock incentive plans for the periods indicated .

		Option Price Range Per Share

Outstanding, December 31, 2002	420,843	$4.31	-	$8.52
Granted	165,200	6.75	-	11.50
Cancelled	(10,800)	5.75	-	8.52
Exercised	(81,935)	4.47	-	8.52
Outstanding, December 31, 2003	493,308	$4.31	-	$11.50
Granted	81,200	9.48	-	11.45
Cancelled	(39,125)	4.59	-	10.26
Exercised	(55,225)	4.50	-	9.75
Outstanding, December 31, 2004	480,158	$4.31	-	$11.50

Of the outstanding options at December 31, 2004:  (i) options to purchase 356,133 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 2005  — 97,850 and 2006 — 26,175.  Options granted to employees expire on the tenth anniversary of the date of the grant and vest (i) 100% one year from the date of the grant for grants less than 500 shares; and (ii) 50% after one year and 50% after two years from the date of the grant for grants of 500 shares or more.  Options granted to nonemployee directors expire on the sixth anniversary of the date of the grant and vest one year from the date of the grant.

The estimated per share weighted average fair value of options granted was $7.22 and $8.83 during 2004 and 2003.  The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans.  SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the plans.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net earnings for 2004 would have been decreased by $156,000 and the net earnings for 2003 would have decreased by $141,000.  Basic and diluted earnings per share would have decreased by $0.05 and  $0.03 for 2004, respectively.  Basic and diluted earnings per share would have decreased by $0.05 and $0.03 for 2003, respectively.

The fair values of options granted during 2004 and 2003 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2004— no dividend yield, expected volatility of 56%, risk-free interest rate of 4.23%, and an expected life of 10 years; 2003— no dividend yield, expected volatility of 62%, risk-free interest rate of 4.28%, and an expected life of 10 years.

Defined Contribution Retirement Plan. The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, the Company has partially matched employee contributions since May 1, 2001.  Such matching contributions become fully vested when the employee reaches three years of service.  The Company’s matching contributions for 2004 and 2003 were $115,000 and $89,000, respectively.

Note 8 - Borrowed Funds

	2004
	Year-end		Average
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)

Federal funds purchased and securities sold under repurchase agreements	$—	—	$113	0.88%
Other borrowings	25,900	2.32%	12,550	2.65%

The maximum amount of federal funds purchased and securities sold under agreements to repurchase at any month-end was $3.0 million during 2004.

Other borrowings are primarily comprised of Federal Home Loan Bank (“FHLB”) advances.  At December 31, 2004 FHLB advances included: (i) a $19.0 million overnight borrowing maturing January 2005 with a fixed annual rate of 2.25%, (ii) fixed-rate borrowings of $2.0 million maturing February 2005 with an annual rate of 1.74%; (iii) fixed-rate borrowings of $2.0 million maturing April 2005 with an annual rate of 4.45%; (iv) fixed-rate borrowings of $1.9 million maturing April 2005 with an annual rate of 1.56%; and (v) fixed-rate borrowings of $1.0 million maturing May 2005 with an annual rate of 2.01%.  The maximum amount of other borrowings outstanding at any month-end during 2004 was $31.9 million.

The Banks had $2.1 million of unused borrowing capacity from the FHLB at December 31, 2004 based upon pledged securities.

Note 9—Junior Subordinated Deferrable Interest Debentures

In July 2001 the Company issued $15.5 million aggregate principal amount of 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“Junior Subordinated Debentures’) that pay interest each January 26 and July 26.  The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity.  The recorded balance of Junior Subordinated Debentures was $15.5 million at December 31, 2004

The Junior Subordinated Debentures are held by National Mercantile Capital Trust I (the “Trust”), a Delaware business trust, formed by the Company for the sole purpose of issuing certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in the Junior Subordinated Debentures.  In July 2001 the Trust issued and sold:  (i) to the Company 464 common securities (liquidation amount of $1,000 per common security) of the Trust, representing common beneficial interests in the assets of the Trust; and (ii) $15,000,000 of 10.25% fixed rate securities due July 26, 2031 (the “Trust Preferred Securities”).  The Trust Preferred Securities are unconditionally guaranteed by the Company with respect to distributions and payments upon liquidation, redemption and otherwise to the extent provided in and pursuant to the terms of a Guarantee Agreement.

Note 10—Availability to National Mercantile of Funds from Banks; Restrictions on Cash Balances; Regulatory Capital

National Mercantile is a legal entity separate and distinct from the Banks, and as such has separate and distinct financial obligations including annual deferrable debt service of $1.6 million on the Junior Subordinated Debenture and other modest operating expenses.  While National Mercantile from time to time holds short-term investments,  its assets primarily consist of the common shares of the Banks and it has historically not engaged in any other business activity.  Accordingly, dividends and capital distributions from the Banks constitute the principal source of cash to the Company.  The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company.

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

Mercantile has no retained earnings, and therefore is presently unable to pay dividends.  Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future.  South Bay had retained earnings of $1.6 million as of December 31, 2004.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

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

Federal Reserve Board regulations require the Banks to maintain certain minimum reserve balances.  Cash balances maintained to meet reserve requirements are not available for use by the Banks or National Mercantile.  During 2004 and 2003, the average reserve balances for the Banks were approximately $6.5 million and $6.2 million, respectively.  Neither National Mercantile nor the Banks is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

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

Quantitative measures established by regulation to ensure capital adequacy require National Mercantile and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined).  Management believes, as of December 31, 2004, National Mercantile and Banks meet all capital adequacy requirements to which they are subject.

At December 31, 2004, each Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized under the prompt corrective action rules, each Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since the most recent notification which management believes have changed the Banks’ category.

The following table presents, at the dates indicated, certain information regarding the regulatory capital of National Mercantile and the Banks and the required amounts of regulatory capital for National Mercantile and the Banks to meet applicable regulatory capital requirements and, in the case of the Banks, to be well capitalized under the prompt corrective action rules.

					To be Categorized
					as Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Rules
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2004
Total Capital to Risk Weighted Assets
National Mercantile Bancorp	$45,617	12.42%	$29,391	>=8.0%	$ N/A	N/A
Mercantile National Bank	21,515	11.60%	14,843	>=8.0%	18,554	>=10.0%
South Bay Bank, N.A	18,930	10.29%	14,718	>=8.0%	18,398	>=10.0%
Tier 1 Capital to Risk Weighted Assets
National Mercantile Bancorp	38,182	10.39%	14,695	>=4.0%	N/A	N/A
Mercantile National Bank	19,375	10.44%	7,421	>=4.0%	11,132	>=6.0%
South Bay Bank, N.A	17,142	9.32%	7,359	>=4.0%	11,039	>=6.0%
Tier 1 Capital to Average Assets
National Mercantile Bancorp	38,182	9.87%	15,475	>=4.0%	N/A	N/A
Mercantile National Bank	19,375	8.99%	8,619	>=4.0%	10,774	>=5.0%
South Bay Bank, N.A	17,142	9.32%	7,356	>=4.0%	9,195	>=5.0%

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The Company had $272,000 of outstanding letters of credit at December 31, 2004.

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions.  Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since portions of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company had outstanding loan commitments aggregating $130.5 million at December 31, 2004, substantially all of which were for adjustable rate loans.

The Company from time to time is party to lawsuits, which arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 2004 will have a material adverse effect on the financial position or results of operations of the Company.

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

Loans:  Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded the allowance for credit losses represented a reasonable estimate of the credit risk component of the fair value at December 31, 2004.

Interest rate swaps:  The fair value of the interest rate swap is based upon an estimate derived from broker quotations or proprietary broker models that consider the relevant characteristics of the instrument.

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

Junior subordinated debentures:  The fair value of the junior subordinated debentures is estimated by discounting the future cash flows using a rate determined by applying (i) the spread between the fixed rate of the junior subordinated debentures and the rate of thirty-year U.S. Treasury securities at the time of issuance of the junior subordinated debentures to (ii) the rate of current U.S. Treasury securities for a term similar to the remaining term of the junior subordinated debentures.

Other borrowings:  The fair value of fixed-rate borrowings is estimated by discounting the future cash flows using the rates currently offered for borrowings of similar maturities.  Borrowings with maturities greater than one year bear interest at variable rates and approximate fair value.

The estimated fair values of financial instruments at the date indicated are presented below.

	December 31, 2004
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash, cash equivalents and deposit with other financial institutions	$16,915	$16,915
Securities available-for-sale	36,954	36,954
Securities held-to-maturity	3,507	3,547
FRB and other stock .	3,076	3,076
Loans, net of allowance for credit losses	309,919	309,847
Interest rate swaps.	355	355
Financial liabilities:
Demand deposits, money market and savings	250,443	250,443
Time certificates of deposit	63,099	63,400
Junior subordinated debentures	15,464	16,731
Other borrowings	25,900	25,898

Note 13—Derivatives

In January 2003, National Mercantile entered into an interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in National Mercantile paying or receiving the difference between the fixed and floating rates at specified intervals calculated based on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At December 31, 2004, the Company was paying an interest rate of 6.51% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.

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

On July 1, 2004, the Banks entered into interest rate swaps in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount beginning at $50.0 million for a 4-year period, declining to $30.0 million for the fifth year and $10.0 million for the sixth year with a final maturity of June 30, 2010.  The interest rate swaps result in the Banks paying or receiving the difference between the fixed and floating rates at monthly intervals calculated on the notional amounts.  The differential paid or received on the interest rate swaps has been recognized as an adjustment to interest income.  At December 31, 2004, the Banks were paying an interest rate of 5.25% under the terms of the swaps.

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

Note 14—Parent Company Information

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2004, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2004.

Balance Sheet

December 31,
2004
(Dollars in thousands)

Cash with Banks	$174
Due from banks - time	1,651
Securities available-for-sale	983
Investment in the Banks	45,387
Other assets	2,442
Total assets	$50,637

Junior subordinated deferrable interest debentures	$15,464
Other liabilities	691
Total liabilities	16,155

Shareholders’ equity:
Preferred stock	6,442
Common stock	39,491
Accumulated deficit	(11,725)
Accumulated other comprehensive income	274
Total shareholders’ equity	34,482
Total liabilities and shareholders’ equity	$50,637

Statements of Operations

	Year ended December 31,
	2004	2003
	(Dollars in thousands)

Interest income	$33	$42
Interest expense	966	934
Net interest expense	(933)	(892)

Other operating income	144	14
Other operating expense	238	290
Loss before equity in undistributed net income of the Bank	(1,027)	(1,168)
Equity in undistributed net income of subsidiaries	2,790	944
Income before income tax provision (benefit)	1,763	(224)
Income tax benefit	423	479
Net income	$2,186	$255

Statements of Cash Flow

	Year ended December 31,
	2004	2003
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$2,186	$255
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of subsidiaries, net	(2,790)	(944)
Net increase in other assets and other liabilities.	(615)	(687)
Net cash used in operations	(1,219)	(1,376)

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,290)	(1,586)
Sales and maturities of available-for-sale securities	1,800	—
Net cash provided by (used in) investing activities	510	(1,586)

Cash flows from financing activities:
Proceeds from stock options exercised.	372	504
Net cash provided by financing activities	372	504
Net decrease in cash and cash equivalents	(337)	(2,458)
Cash and cash equivalents, beginning of the year	2,162	4,620
Cash and cash equivalents, end of the year	$1,825	$2,162

Supplemental disclosures of cash flow information:
Cash paid for Interest	$1,020	$1,328
Cash paid for Income taxes, net	$51	$—

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

10.2	Form of Indemnity Agreement between the Company and its directors (4)

10.3	National Mercantile Bancorp Amended 1996 Stock Incentive Plan (10)

10.4	Form of Agreement for National Mercantile Bancorp Amended 1996 Stock Incentive Plan

10.5	Registration Rights Agreement between the Company and Conrad Company (5)

10.6	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (7)

10.7	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (7)

10.8	Severance Agreement dated November 14, 2002 between National Mercantile Bancorp and David Brown (9)

10.9	Severance Agreement dated September 26, 2003 between National Mercantile Bancorp and Robert Bartlett (11)

10.10	Lease dated as of November 12, 2003 between Century Park and Mercantile National Bank relating to Suite 800 offices at 1880 Century Park East, Los Angeles, California (11)

10.11	Lease dated as of September 19, 2003 between Metropolitan Life Insurance Company and Mercantile National Bank relating to offices at 3070 Bristol Street, Costa Mesa, California

10.12	Lease dated as of November 12, 2003 between Century Park and Mercantile National Bank relating to ground floor offices at 1880 Century Park East, Los Angeles, California

10.13	Lease dated as of March 29, 2005 between Brighton Enterprises, LLC and Mercantile National Bank relating to offices at 9601 Wilshire Boulevard, Beverly Hills, California

10.14	Lease dated as of September 10, 2004 between Encino Corporate Plaza, LP and Mercantile National Bank relating to offices at 16661 Ventura Boulevard, Encino, California

10.15	Mercantile National Bank Deferred Compensation Plan and Form of Agreement

11.

Statement regarding computation of per share earnings (see ‘‘Note 1-Summary of Significant Accounting Policies-Earnings Per Share’’—of the ‘‘Notes to the Consolidated Financial Statements’’ in “Item 7. Financial Statements” in this Annual Report on Form 10-KSB)

21.	Subsidiaries of the Registrant

23.	Consent of Ernst & Young LLP

31.1	Certification of Scott A. Montgomery under Section 302 of Sarbanes-Oxley Act

31.2	Certification of David R. Brown under Section 302 of Sarbanes-Oxley Act

32.1	Certification of Scott A. Montgomery under Section 906 of Sarbanes-Oxley Act

32.2	Certification of David R. Brown under Section 906 of Sarbanes-Oxley Act

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
(4)	Filed as an exhibit to Company’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-2 dated February 10, 1997 and amendments thereto and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2001 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2002 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 dated June 20, 2003 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 21, 2003 and incorporated herein by reference.