Form 10QSB
period 2005-03-31
NATIONAL MERCANTILE BANCORP
filed 2005-05-16
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended  March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  The number of shares of Common Stock, no par value, of the issuer outstanding as of  May 11, 2005 was 3,029,784.

Transitional Small Business Disclosure Format (Check one):      ☐ Yes     ☒    No

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands )
ASSETS
Cash and due from banks-demand	$16,562	$14,187
Due from banks-interest bearing	2,728	2,728
Cash and cash equivalents	19,290	16,915
Securities available-for-sale, at fair value; aggregate amortized cost of $36,200 and $37,020 at March 31, 2005 and December 31, 2004, respectively	35,841	36,954
Securities held-to-maturity, at amortized cost	3,284	3,507
FRB and other stock, at cost	3,271	3,076
Loans receivable	308,500	313,847
Allowance for credit losses	(4,014)	(3,928)
Net loans receivable	304,486	309,919

Premises and equipment, net	5,841	5,804
Other real estate owned	1,056	1,056
Deferred tax asset	5,476	5,286
Goodwill	3,225	3,225
Core deposit intangible, net	1,574	1,630
Accrued interest receivable and other assets	3,662	3,750
Total assets	$387,006	$391,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$121,793	$113,852
Interest-bearing demand	30,050	34,961
Money market	72,615	69,431
Savings	32,762	32,199
Time certificates of deposit:
$100,000 or more	47,430	41,111
Under $100,000	21,125	21,988
Total deposits	325,775	313,542

Other borrowings	9,900	25,900
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	1,066	1,734
Total liabilities	352,205	356,640

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; outstanding 649,625 shares and 666,273 shares at March 31, 2005 and December 31, 2004, respectively	5,306	5,442
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at March 31, 2005 and December 31, 2004	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 3,014,834 shares and 2,954,128 shares at March 31, 2005 and December 31, 2004, respectively	39,814	39,491
Accumulated deficit	(10,785)	(11,726)
Accumulated other comprehensive income (loss)	(534)	275
Total shareholders’ equity	34,801	34,482
Total liabilities and shareholders’ equity	$387,006	$391,122

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)

Interest income:
Loans, including fees	$5,443	$3,785
Securities	368	299
Due from banks - interest bearing	16	15
Federal funds sold and securities purchased under agreements to resell	10	42
Total interest income	5,837	4,141
Interest expense:
Deposits:
Interest-bearing demand	32	17
Money market and savings	220	163
Time certificates of deposit:
$100,000 or more	208	83
Under $100,000	142	113
Total interest expense on deposits	602	376
Junior subordinated deferrable interest debentures	280	226
Other borrowings	94	88
Total interest expense	976	690
Net interest income before provision for credit losses	4,861	3,451
Provision for credit losses	89	—
Net interest income after provision for credit losses	4,772	3,451
Other operating income:
Net gain on sale of securities available-for-sale	—	19
International services	10	14
Investment division	15	12
Deposit-related and other customer services	297	420
Total other operating income	322	465
Other operating expenses:
Salaries and related benefits	1,838	1,868
Net occupancy	246	291
Furniture and equipment	127	136
Printing and communications	145	133
Insurance and regulatory assessments	108	117
Client services	172	132
Computer data processing	232	261
Legal services	148	103
Other professional services	254	182
Amortization of core deposit intangible	56	56
Retirement of fixed assets and leasehold improvements	—	43
Promotion and other expenses	160	101
Total other operating expenses	3,486	3,423
Income before income tax provision	1,608	493
Income tax provision	667	202
Net income	$941	$291
Earnings per share:
Basic	$0.32	$0.10
Diluted	$0.20	$0.06

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$941	$291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	103	158
Provision for credit losses	89	—
Gain on sale of securities available for sale	—	(19)
Net amortization of premium on securities available-for-sale	19	25
Net amortization of premium on securities held-to-maturity	8	13
Net amortization of core deposit intangible	56	56
Net amortization of premium on loans purchased	41	50
Decrease in accrued interest receivable and other assets	467	355
Decrease in accrued interest payable and other liabilities	(668)	(635)
Net cash provided by operating activities	1,056	294
Cash flows from investing activities:
Purchase of securities available-for-sale	(536)	(8,607)
Proceeds from sales of securities available-for-sale	—	2,019
Proceeds from repayments and maturities of securities available-for-sale	1,336	1,309
Proceeds from repayments and maturities of securities held-to-maturity	215	210
Loan payoffs (originations) and principal collections, net	4,219	(4,882)
Purchase of Federal Reserve Stock and other stocks	(195)	—
Purchases of premises and equipment	(140)	(63)
Net cash provided by (used in) investing activities	4,899	(10,014)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	6,777	25,900
Net increase (decrease) in time certificates of deposit	5,456	(7,379)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	—	(399)
Net decrease in other borrowings	(16,000)	—
Net proceeds from exercise of stock options	187	12
Net cash provided by (used in) financing activities	(3,580)	18,134
Net increase in cash and cash equivalents	2,375	8,414
Cash and cash equivalents, January 1	16,915	39,284
Cash and cash equivalents, March 31	$19,290	$47,698

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,205	$802
Cash paid for income taxes	$290	$3

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, the “Banks”).  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2005.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2—EARNINGS PER SHARE

         Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 2,972,923 and 4,651,028, respectively, for the three months ended March 31, 2005.   The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 2,810,522 and 4,664,397, respectively, for the three months ended March 31, 2004.

         The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings and loss per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)

For the three months ended March 31, 2005:
Basic earnings per share	$941	2,972,923	$0.32

Effect of diultive securities:
Options		197,015
Convertible preferred stock		1,481,090
Diluted earnings per share	$941	4,651,028	$0.20

For the three months ended March 31, 2004:
Basic earnings per share	$291	2,810,522	$0.10

Effect of diultive securities:
Options		351,563
Convertible preferred stock		1,502,312
Diluted earnings per share	$291	4,664,397	$0.06

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-demand, due from banks-interest-bearing and federal funds sold.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans, concentrations of credit risk, as well as current and expected future economic conditions (particularly Southern California).  Management performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three months ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)

Balance, beginning of period	$3,928	$3,635
Loans charged off:
Commercial - secured and unsecured	6	31
Real estate loans:
Secured by commercial real properties	—	—
Secured by one to four family residential properties	—	—
Secured by multifamily residential properties	—	—
Total real estate loans	—	—
Construction and land development	—	—
Consumer installment, home equity and unsecured loans to individuals	—	4
Total loans charged-off	6	35

Recoveries of loans previously charged off:
Commercial - secured and unsecured	2	11
Real estate loans:
Secured by commercial real properties	—	—
Secured by one to four family residential properties	—	—
Secured by multifamily residential properties	—	—
Total real estate loans	—	—
Construction and land development	—	6
Consumer installment, home equity and unsecured loans to individuals	1	16
Total recoveries of loans previously charged off	3	33
Net charge-offs	3	2
Provision for credit losses	89	—
Balance, end of period	$4,014	$3,633

         Credit quality is affected by many factors beyond the control of the Company, including local and national economies, and facts may exist which are not known to the Company that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the Office of the Comptroller of the Currency, (“OCC”), as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.

NOTE 5—GOODWILL AND CORE DEPOSIT INTANGIBLE

         As of March 31, 2005 and December 31, 2004, the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.6 million, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at March 31, 2005 and December 31, 2004, and accumulated amortization was $726,000 and $670,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2005 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other recorded indefinite-lived intangible assets.  Goodwill and other intangible assets are reviewed and assessed annually for impairment.

NOTE 6—INCOME TAXES

Income tax provisions of $667,000 and $202,000 were recorded for the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $11.3 million, which begin to expire in the year 2009; and (ii) federal alternative minimum tax “AMT” credits of $400,000.  The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 7—BENEFIT PLANS

         The estimated per share weighted average fair value of options granted in the three months ended March 31, 2005 and 2004 was $8.60 and $7.28, respectively. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock incentive plans.  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly, no compensation cost has been recognized for the options.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the three months ended March 31, 2005 and 2004 would have decreased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net Income:
As reported	$941	$291

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	36	31
Pro forma	$905	$260

Income Per Share as Reported:
Basic	$0.32	$0.10
Diluted	0.20	0.06
Income Per Share Pro Forma:
Basic	$0.31	$0.09
Diluted	0.19	0.05

         The fair values of options granted during the three months ended March 31, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2005— no dividend yield, expected volatility of 43%, risk-free interest rate of 4.50%, and an expected life of 10 years; 2004— no dividend yield, expected volatility of 62%, risk-free interest rate of 3.85%, and an expected life of 10 years.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements.  For public entities that file as small business issuers, the effective date for SFAS No. 123(R) is the first interim or annual reporting period that begins after December 15, 2005.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income (loss) was as follows:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)

Net income (loss)	$941	$291

Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	(1,083)	—
Unrealized gain (loss) on securities available for sale	(425)	31
Other comprehensive income (loss), before tax	(1,508)	31

Income tax benefit (expense) related to items of other comprehensive income	699	(13)
Other comprehensive income (loss)	(809)	18
Total comprehensive income	$132	$309

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

         In January 2003, National Mercantile entered into an interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in National Mercantile paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At March 31, 2005, National Mercantile was paying an interest rate of 7.50% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July 2006.  The Company is hedging against a decline in rates in its portfolio of adjustable rate loans receivable.

         The interest rate swap reduces the cost of the 10.25% fixed-rate Junior Subordinated Debentures in a low interest rate environment.  The Company does not utilize derivatives for speculative purposes.  This swap transaction is designated as a fair value hedge.  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current operations.  The terms of the swap are symmetrical with the terms of the Junior Subordinated Debentures, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Junior Subordinated Debentures.  A $128,000 decrease in the fair value of the swap was recorded in income for the three-month period ended March 31, 2005 with an offsetting charge to earnings to reflect a similar decrease in the fair value of the Junior Subordinated Debentures.   No ineffectiveness was recorded to current earnings related to the interest rate swap.

         The terms of the swap require National Mercantile to provide collateral to support its contract obligations and varies based upon the swap contract value.  At March 31, 2005, $1.0 million in securities were pledged as collateral.

         On July 1, 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount beginning at $50.0 million for a 4-year period, declining to $30.0 million for the fifth year and $10.0 million for the sixth year with a final maturity of June 30, 2010.  The interest rate swap agreement results in the Banks paying or receiving the difference between the fixed and floating rates at monthly intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap has been recognized as an adjustment to interest income.  At March 31, 2005, the Banks were paying an interest rate of 5.75% under the terms of the swap.

         These interest rate swaps reduce the current asset sensitivity of the Company’s balance sheet moderating the potential negative impact on earnings in the event of declining interest rates.  The Company does not utilize derivatives for speculative purposes.  These swap transactions have been designated as cash flow hedges.  Accordingly, the change in fair value of the swaps is recorded each period as other comprehensive income and any ineffective portion of the change in the fair value is recorded in current operations.  The Company has a large portion of its loan portfolio that adjusts to changes in the prime rate lending index and therefore the swaps are currently considered highly effective in offsetting changes in the cash flows of the loan portfolio.

NOTE 10— CONVERSION OF PREFERRED STOCK

                During the three months ended March 31, 2005, 16,648 shares of Series A non-cumulative convertible perpetual preferred stock were converted into 33,296 shares of common stock.

NOTE 11—RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

The Company recorded net income of $941,000, or $0.32 basic earnings per share and $0.20 diluted earnings per share, for the three months ended March 31, 2005 compared to net income of $291,000, or $0.10 basic earnings per share and $0.06 diluted earnings per share, for the same period of 2004.   The increase in net income for the 2005 period was primarily due to a $1.4 million increase in net interest income before provision for credit losses resulting from increases in the prime rate lending index, interest rate swaps, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.

Return on average assets during the first quarter of 2005 was 0.96% compared to 0.32% during the first quarter of 2004. Return on average equity during the first quarter 2005 was 10.80%, compared to 3.63% during the first quarter of 2004.

NET INTEREST INCOME

         Net interest income before the provision for credit losses increased $1.4 million for the three months ended March 31, 2005 compared to the same quarter of 2004 due to a $1.7 million increase in total interest income.  Loan interest income increased $1.7 million due to $49.1 million greater average volume of loans receivable and a 129 basis point increase in yield, resulting primarily from increases in the prime rate lending index and interest rate swaps.  On July 1, 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount of $50.0 million (see Note 9—Derivative Financial Instruments of the Notes to Consolidated Financial Statements for details of the swap terms).  The interest rate swaps contributed 25 basis points to the increase in loan yield.  During the second half of 2004 and first quarter of 2005, the Federal Reserve Bank increased the federal funds rate on seven occasions totaling 175 basis points, after a prolonged period of accommodative monetary policy, in response to signs of stronger expansion of the economy.  Approximately 73% of our

$308.5 million loans receivable have adjustable interest rates; accordingly, rising interest rates positively affects interest income partially offset by greater payments on our $50 million of interest rate swaps.

         Interest income from securities available-for-sale increased $69,000 during the first quarter 2005 compared to the first quarter 2004 due to a 23 basis point increase in yield and a $7.0 million increase in average volume.  The increase in the yield on securities available-for-sale was due to higher yields on the newly purchased securities.  The growth in securities was a result of the redeployment of lower yielding federal funds sold, which averaged $16.8 million less than during the 2004 period.

         Overall, interest-earning assets were $42.2 million greater during the first quarter 2005 than first quarter 2004 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 133 basis point increase in weighted average yield on interest-earning assets.

         Interest expense increased $286,000 for the three months ended March 31, 2005 compared to the same period in 2004, due to a $34.8 million increase in average interest-bearing liabilities and a 30 basis points increase in cost of funds.   Average interest-bearing deposits were $27.4 million greater than the first quarter 2004.  Interest expense on deposits increased $226,000 due to a 33 basis point increase in weighted average cost and a $27.4 million increase in average interest-bearing deposits. Relatively low costing interest-bearing demand deposits and money market and savings deposits averaged $2.1 million and $2.6 million greater, respectively, in the 2005 period compared to the 2004 period.  The growth in transactional deposits is due to an emphasis on developing business banking.  Time certificates of deposit averaged $22.7 million more during the first quarter 2005 than the same period in 2004.  The cost of time certificates of deposit increased 38 basis points due to higher rates on new certificates and repricing of matured certificates during the higher interest rate environment.  Rising market rates of interest during the latter half of 2004 and first quarter of 2005 resulted in the cost of interest-bearing demand deposits and money market and savings deposits to increase a moderate 18 basis points and 22 basis points, respectively, compared to the first quarter of 2004.  The Company elected to generally hold transaction account rates stable and fund earning asset growth during 2004 with time certificates of deposit and relatively inexpensive overnight other borrowings.  Other borrowings during the first quarter 2005 averaged $15.1 million, or $7.6 million greater than the same period in 2004.  The cost of other borrowings was 2.52% and 4.72% for the first quarters of 2005 and 2004, respectively, representing a decline of 220 basis points in 2005 due to a greater volume of short-term advances and the maturity of higher-costing longer term advances.  In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals.  Noninterest-bearing demand deposits were relatively stable, with a decline of $1.8 million in average volume in the first quarter 2005 compared to 2004.

         The Company altered its liquidity strategy during 2004, maintaining a significantly lower level of short-term assets, primarily federal funds sold, and relying on overnight other borrowings, against pledged loans and securities, to fund loan growth and deposit outflows.  Liquidity was supplemented with customer and brokered time certificates of deposit.  This type of funding is typically higher costing and exhibits higher interest rate sensitivity.  The relatively high cost of new time certificates of deposit, however, impacts a relatively small portion of our funding sources.

         The net yield on interest earning assets increased 110 basis points from 4.35% during the first quarter in 2004 to 5.45% in the first quarter in 2005, while the net interest spread increased 103 basis points from 3.86% during the first quarter in 2004 to 4.89% in the first quarter in 2005.

         The following table presents the components of net interest income for the three months ended March 31, 2005 and 2004.

Average Balance Sheet and

Analysis of Net Interest Income

	Three months ended
	March 31, 2005			March 31, 2004
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,667	10	2.43%	$17,436	42	0.97%
Due from banks-interest bearing	7,660	16	0.85%	4,697	15	1.28%
Securities available-for-sale	39,909	334	3.35%	32,920	257	3.12%
Securities held-to-maturity	3,415	34	3.98%	4,509	42	3.73%
Loans receivable(1)(2)	308,766	5,443	7.15%	259,664	3,785	5.86%
Total interest earning assets	361,417	5,837	6.55%	319,226	4,141	5.22%

Noninterest earning assets:
Cash and due from banks - demand	19,135			22,963
Other assets	20,569			21,491
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,066)			(3,527)
Total assets	$397,055			$360,153

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,036	32	0.41%	$29,927	17	0.23%
Money market and savings	103,132	220	0.87%	100,537	163	0.65%
Time certificates of deposit:
$100,000 or more	45,433	208	1.86%	24,141	83	1.38%
Under $100,000	27,767	142	2.07%	26,373	113	1.72%
Total time certificates of deposit	73,200	350	1.94%	50,514	196	1.56%
Total interest-bearing deposits	208,368	602	1.17%	180,978	376	0.84%
Other borrowings	15,139	94	2.52%	7,500	88	4.72%
Junior subordinated debentures	15,464	280	7.34%	15,464	226	5.88%
Federal funds purchased and securities sold under agreements to repurchase	—	—	0.00%	232	—	1.55%
Total interest-bearing liabilities	238,971	976	1.66%	204,174	690	1.36%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	121,408			123,195
Other liabilities	1,349			612
Shareholders’ equity	35,327			32,172
Total liabilities and shareholders’ equity	$397,055			$360,153

Net interest income (spread)		$4,861	4.89%		$3,451	3.86%

Net yield on earning assets(2)			5.45%			4.35%

(1)          The average balance of nonperforming loans has been included in loans receivable.

(2)          Yields and amounts earned on loans receivable include loan fees of $423,000 and $293,000 for the three months ended March 31, 2005 and 2004, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate(1)

	Three months ended March 31, 2005 vs 2004
			Net Increase (Decrease)
	Increase (decrease) due to:
	Volume	Rate
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(38)	$6	$(32)
Interest-bearing deposits with other financial institutions	9	(8)	1
Securities available-for-sale	55	22	77
Securities held-to-maturity	(10)	2	(8)
Loans receivable(2)	696	962	1,658
Total interest-earning assets	712	984	1,696

Interest Expense:
Interest-bearing deposits:
Demand	$1	$14	$15
Money market and savings	4	53	57
Time certificates of deposit:
$100,000 or more	71	53	125
Under $100,000	6	23	29
Total time certificates of deposit	77	76	153
Total interest-bearing deposits	83	143	226
Other borrowings	88	(82)	6
Junior subordinated debentures	—	54	54
Total interest-bearing liabilities	171	115	286

Net interest income	$541	$869	$1,410

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

PROVISION FOR CREDIT LOSSES

The Company recorded an $89,000 provision for credit losses for the three months ended March 31, 2005 compared to no provision for the three months ended March 31, 2004.  The provision in the first quarter of 2005 was primarily due to changes in management’s view relating to continuing economic uncertainty, increased credit risk in a rising interest rate environment, particularly in the adjustable rate loans, and the relatively larger size credits in new loan originations. See Note 4 of Notes to Consolidated Financial Statements.

OTHER OPERATING INCOME

Other operating income decreased to $322,000 during the first quarter of 2005 from $465,000 during the first quarter of 2004 primarily due to a $123,000 decrease in deposit-related and other customer services income resulting from changes in deposit fee structures.

OTHER OPERATING EXPENSES

Other operating expenses increased to $3.5 million for the three months ended March 31, 2005 compared to $3.4 million for the same period of 2004. Variances within operating expenses were: (i) salaries and related benefits expense decreased $30,000 or 1.6% due to a reduction in staffing levels during 2004 related to the consolidation of client services partially offset by the addition of business development staff and increased commission expense; (ii) net occupancy expense decreased $45,000 or 15.5% due to a reduction in rent from the relocation of the Company’s headquarters office and banking office in Century City; (iii) client services expense increased $40,000 or 30.3% due to greater service allowances for compensating deposit balances; (iv) legal services expense increased $45,000 or 43.7% primarily due to continued activity on the settlement of a dispute over collateral securing a borrower’s loan;  (v) other professional services expense increased $72,000 or 39.6% due to a productivity consultant engagement and increased costs for audit services; (vi) promotional and other expenses increased $59,000 or 58.4% due to additional accruals for a contingent loss on the collateral dispute; (vii) computer data processing expense decreased $29,000 from first quarter 2004 and (viii) $43,000 for the retirement of fixed assets and leasehold improvements related to the headquarter’s relocation in the 2004 period.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	March 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$697	$—	$4	$693
GNMA-issued/guaranteed mortgage pass through certificates	136	5	—	141
Other U.S. Government and federal agency securities	22,963	—	262	22,701
FHLMC/FNMA-issued mortgage pass through certificates	9,695	58	98	9,655
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	34	—	—	34
Privately issued corporate bonds, CMO and REMIC securities	2,675	1	59	2,617
	$36,200	$64	$423	$35,841

FRB and other equity stocks	$3,271	—	—	$3,271

	March 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,284	$—	$34	$3,250
	$3,284	$—	$34	$3,250

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$696	$—	$2	$694
GNMA-issued/guaranteed mortgage pass through certificates	164	7	—	171
Other U.S. government and federal agency securities	23,958	—	128	23,830
FHLMC/FNMA-issued mortgage pass through certificates	9,288	76	1	9,363
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	38	—	—	38
Privately issued corporate bonds, CMO and REMIC securities	2,876	1	19	2,858
	$37,020	$84	$150	$36,954

FRB and other equity stocks	$3,076	—	—	$3,076

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,507	$40	$—	$3,547
	$3,507	$40	$—	$3,547

As of March 31, 2005, the Company did not hold securities of any issuer, other than U.S. government agencies and corporations, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.  At March 31, 2005 and December 31, 2004, there were no securities deemed by management to be other-than-temporarily impaired.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans - secured and unsecured	$99,176	32%	$98,429	31%
Real estate loans:
Secured by commercial real properties	129,695	42%	135,944	43%
Secured by one to four family residential properties	9,527	3%	9,405	3%
Secured by multifamily residential properties	17,594	6%	18,330	6%
Total real estate loans	156,816	51%	163,679	52%
Construction and land development	50,019	16%	50,289	16%
Consumer installment, home equity and unsecured loans to individuals	3,545	1%	2,516	1%
Total loans outstanding	309,556	100%	314,913	100%

Deferred net loan origination fees	(1,056)		(1,066)
Loans receivable, net	$308,500		$313,847

Total loans outstanding decreased by $5.3 million to $308.5 million at March 31, 2005 compared to $313.8 million at December 31, 2004 due primarily to more rapid payoffs than funding of commercial real estate loans.  Real estate loans secured by commercial real properties decreased $6.2 million from $135.9 million at December 31, 2004 to $129.7 million at March 31, 2005.  We have experienced significant price competition, particularly for fixed rates on commercial real estate loans.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$—	$18
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	1,804	1,804
Nonperforming loans	1,804	1,822
Other real estate owned	1,056	1,056
Other nonperforming assets	—	—
Total nonperforming assets	$2,860	$2,878

Allowance for credit losses as a percent of nonaccrual loans	0.0%	21822.2%
Allowance for credit losses as a percent of nonperforming loans	222.5%	215.6%
Total nonperforming assets as a percent of loans receivable	0.9%	0.9%
Total nonperforming assets as a percent of total shareholders’ equity	8.2%	8.3%

The $1.8 million in loans contractually past due ninety days or more and still accruing at March 31, 2005 and December 31, 2004 is a single loan secured by a commercial real estate property.   The borrower has entered into an agreement to sell the property for $2.4 million with the sale scheduled to close in the second quarter.  If the sale closes at that price, the Company will be repaid the full amount of its loan and all other amounts due.

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

Loans charged off during the first quarter of 2005 were $6,000.  This compares to loans charged off of $35,000 during the first quarter of 2004.  Recoveries of loans previously charged off were $3,000 during the first quarter of 2005, compared to $33,000 during the first quarter of 2004.  See Note 4 of Notes to Consolidated Financial Statements.

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

DEPOSITS

Total deposits were $325.8 million and $313.5 million at March 31, 2005 and December 31, 2004, respectively.  Noninterest-bearing demand deposits increased to $121.8 million at March 31, 2005 compared to $113.9 million at December 31, 2004.  Our noninterest-bearing demand deposits experience significant variability and seasonality due to the nature of our depositors’ businesses and the cash needs of our business customers for quarterly tax payments and owner distributions.  Noninterest-bearing demand deposits declined significantly at December 31, 2004 from the fourth quarter average of $129.0 million; thus the increase at March 31, 2005 reflected a normalization following this year-end variability.  Money market deposits and savings deposits were $72.6 million and $32.8 million, respectively, at March 31, 2005 compared to $69.4 million and $32.2 million, respectively, at December 31, 2004.  Interest-bearing demand deposits, which for the most part are limited to individuals, decreased to $30.1 million at March 31, 2005 from $35.0 million at December 31, 2004.  Similar to noninterest-bearing demand deposits, interest-bearing demand deposits increased significantly at December 31, 2004 from the fourth quarter average of $31.7 million, thus the decline at March 31, 2005 reflected a normalization following the year-end variability.  Time certificates of deposit (“TCDs”) increased to $68.6 million at March 31, 2005 from $63.1 million at December 31, 2004 due to an increase in brokered deposits.  There were $11.5 million in brokered TCDs at March 31, 2005 compared to $6.9 million at December 31, 2004.

         During the first quarter of 2005, the Company supplemented its liquidity with brokered time certificates of deposit ranging in term from three months to one year.  Additionally, although management has priced its retail certificates of deposit to encourage runoff during the past several years, in the rising rate environment experienced during the first quarter of 2005, it has elected to generally maintain stable rates on its immediately repriceable base of deposits — interest-bearing demand deposits, and savings and money market deposits — and price new time certificates of deposit to generate growth.

OTHER BORROWINGS

         Other borrowings, consisting of advances from the Federal Home Loan Bank, were $9.9 million at March 31, 2005 compared to $25.9 million at December 31, 2004.   The decline in other borrowings reflected repayment at maturity due to the decline in loans receivable and increase in deposits.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $34.5 million at December 31, 2004 to $34.8 million at March 31, 2005 due to the retained earnings for the three months ended March 31, 2005 partially offset by the decrease in market value of interest rate swaps and securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

         At March 31, 2005, the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for the Company and the Banks, as of March 31, 2005 and December 31, 2004.

Regulatory Capital Information

of the National MercantileBancorp and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	March 31, 2005	December 31, 2004
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	10.09%	9.87%
Tier 1 risk-based capital	4.00%	N/A	11.28%	10.39%
Total risk-based capital	8.00%	N/A	13.41%	12.42%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	9.53%	8.99%
Tier 1 risk-based capital	4.00%	6.00%	11.39%	10.44%
Total risk-based capital	8.00%	10.00%	12.64%	11.60%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.94%	9.32%
Tier 1 risk-based capital	4.00%	6.00%	10.29%	9.32%
Total risk-based capital	8.00%	10.00%	11.35%	10.29%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

The Company’s cash and due from banks - demand was $16.6 million on March 31, 2005 compared to $14.2 million on December 31, 2004.  Due from banks-interest-bearing was $2.7 million at March 31, 2005 and December 31, 2004, respectively.  There were no Federal funds sold at March 31, 2005 and December 31, 2004.  Mercantile had $5.0 million and South Bay had $12.0 million in Federal funds lines with correspondent banks as of March 31, 2005.

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

         National Mercantile’s cash and due from banks was $142,000 on March 31, 2005 compared to $174,000 at December 31, 2004.   Due from banks-interest bearing was $1.0 million at March 31, 2005 compared to $1.7 million at December 31, 2004.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive cumulative retained earnings for the foreseeable future.  South Bay had cumulative retained earnings of  $2.2 million as of March 31, 2005.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is likely that such consent could not be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $59.2 million at March 31, 2005, a $3.5 million increase from an asset sensitive position of $55.8 million at December 31, 2004.  This change resulted primarily from an increase in securities repricing after three months but within one year and a decrease in other borrowings partially offset by a decrease in adjustable loans receivable and an increase in time certificates of deposit.

Interest rate sensitivity is managed by matching the repricing opportunities on the Company’s earning assets to those on the funding liabilities.  Various strategies are used to manage the repricing characteristics of assets and liabilities to ensure that exposure to interest rate fluctuations is limited within guidelines of acceptable levels of risk-taking.  Hedging strategies, including the terms and pricing of loans and deposits, the use of derivative financial instruments and managing the deployment of securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.  Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings.  These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

 The Company’s asset sensitive position during a period of slowly declining interest rates is not expected to have a significant negative impact on net interest income since rates paid on the Company’s large base of interest-bearing demand, savings and money market deposits historically have not changed proportionately with changes in interest rates.  However, since the Company is in an asset sensitive position, in a period of rapidly declining rates, such as the environment that was experienced during 2001 and 2002, the rapid decline will have a negative effect on the Company’s net interest income as changes in the rates of interest-bearing deposits historically have not changed in similar magnitude to changes in market interest rates.  Additionally, in relatively low and declining interest rate environments, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.  During the second quarter of 2005, the Company purchased $225 million of interest rate floors at various strike prices and terms to partially mitigate the negative effects of rapidly declining interest rates on its net interest margin.  Alternatively, a rising interest rate environment tends to positively effect net interest income due to the Company’s large base of noninterest-bearing deposits as well as interest rates paid on funding liabilities typically change in smaller magnitude compared to changes in the yield on earning assets.

Rate-Sensitive Assets and Liabilities

	March 31, 2005
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	$—	$—	$—
Securities at amortized cost	625	14,586	12,779	11,494	39,484
Due from banks - interest bearing	2,728	—	—	—	2,728
FRB and other stock, at cost	—	—	—	3,271	3,271
Loans receivable(1)	232,069	14,189	45,117	17,125	308,500
Total rate-sensitive assets	235,422	28,775	57,896	31,890	353,983

Rate-Sensitive Liabilities:(2)
Interest bearing deposits:
Demand, money market and savings	135,427	—	—	—	135,427
Time certificates of deposit	23,198	36,434	8,884	39	68,555
Other borrowings	9,900	—	—	—	9,900
Total rate-sensitive liabilities	168,525	36,434	8,884	39	213,882
Interest rate-sensitivity gap	66,897	(7,659)	49,012	31,851	140,101
Cumulative interest rate-sensitivity gap	$66,897	$59,238	$108,250	$140,101
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	140%	129%	151%	166%

(1)          Loans receivable excludes nonaccrual loans.

(2)          Deposits which are subject to immediate withdrawal are presented as repricing within three months or less. The distribution of other time deposits is based on scheduled maturities.

	December 31, 2004
	Maturing or repricing in
	Less than three months	After three months but within one year	After one year but within 5 years	After 5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	$—	$—	$—
Securities available-for-sale, at amortized cost	500	$6,696	$15,885	$13,939	$37,020
Securities held-to-maturity	—	—	—	3,507	3,507
Due from banks - interest bearing	2,728	—	—		2,728
FRB and other stock, at cost	—	—	—	3,076	3,076
Loans receivable (1)	251,134	10,468	40,991	11,236	313,829
Total rate-sensitive assets	254,362	17,164	56,876	31,758	360,160

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	136,591	—	—	—	136,591
Time certificates of deposit	26,708	26,543	9,848	—	63,099
Other borrowings	25,900	—	—	—	25,900
Total rate-sensitive liabilities	189,199	26,543	9,848	—	225,590
Interest rate-sensitivity gap	65,163	(9,379)	47,028	31,758	134,570
Cumulative interest rate-sensitivity gap	$65,163	$55,784	$102,812	$134,570
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	134%	126%	146%	160%

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

We establish allowances for credit losses against each segment of our loan portfolio.  At March 31, 2005, our allowance for credit losses equaled 1.3% of loans receivable and 222.5% of nonperforming loans.  Although we believe that we had established adequate allowances for credit losses as of March 31, 2005, the credit quality of our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default.  Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio.  Increases in our provisions for credit losses would adversely affect our results of operations.

Economic conditions may worsen.

Our business is strongly influenced by economic conditions in our market area (principally, the greater Los Angeles metropolitan area) as well as regional and national economic conditions and in our niche markets, including the entertainment industry in Southern California.  Should the economic condition in these areas worsen, the financial condition of our borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for our loans.  In addition, an unfavorable economy could reduce the demand for our loans and other products and services.

Because a significant amount of the loans we make are to borrowers in California, our operations could suffer as a result of local recession or natural disasters in California.

At March 31, 2005, a large majority of our loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

We recorded goodwill of $3.2 million in connection with the South Bay acquisition in December 2001.  During the fourth quarter of 2004, we completed the required impairment tests of goodwill.  The tests determined that our goodwill was not considered impaired.  No assurance can be given that our goodwill will not become impaired in the future.

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

On a periodic basis, at least annually, we perform an analysis to determine if it is more likely than not that some or all of the gross deferred tax asset will not be realized.  Factors used in the analysis that are reflective of the future realization of a deferred tax asset are:

•                  Future earnings are likely;

•                  Expected future taxable income arising from the reversal of temporary differences adequate to realize the tax asset

A valuation allowance may be established to reduce the deferred tax asset to its realizable value.  The determination of whether a valuation allowance is necessary involves considering the positive and negative factors related to whether the deferred tax asset is more likely than not to be realized.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that we determine that a valuation allowance to the deferred tax asset is necessary.  No such valuation allowance existed at March 31, 2005.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about the Company.  Forward-looking statements consist of description of plans or objectives for future operations, products or services, forecasts of revenues, earnings or other measures of economic performance and assumptions underlying or relating to any of the foregoing.  Because forward-looking statements discuss future events or conditions and not historical facts, they often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should” or similar expressions.   Do not rely unduly on forward-looking statements.  They give the Company’s expectations about the future and are not guarantees or predictions of futures events, conditions or results.  Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update them to reflect changes that occur after that date.

Many factors, most beyond the Company’s control, could cause actual results to differ significantly from the Company’s expectations   These include, among other things, changes in interest rates which reduce interest margins, impact funding sources or diminish loan demand; increased competitive pressures; adverse changes in national and local economic conditions, and in real estate markets in California; changes in fiscal policy, monetary policy; legislative or regulatory environments, requirements or changes which adversely affect the Company; and declines in the credit quality of the Company’s loan portfolio.  See “Factors Which May Affect Future Operating Results.”

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures.  Limitations are inherent in all control sysytems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under  the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

None.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

National Mercantile Bancorp
(Registrant)

DATE:	May 13, 2005	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	May 13, 2005	/s/ DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting
Officer