Form 10QSB
period 2005-06-30
NATIONAL MERCANTILE BANCORP
filed 2005-08-15
CIK 714801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐   No

The number of shares of Common Stock, no par value, of the issuer outstanding as of August 12, 2005 was 4,322,674.

Transitional Small Business Disclosure Format (Check one):     ☐ Yes  ☒   No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$19,294	$14,187
Due from banks-interest bearing	2,000	2,728
Federal funds sold and securities purchased under agreements to resell	9,000	—
Cash and cash equivalents	30,294	16,915
Securities available-for-sale, at fair value; aggregate amortized cost of $43,387 and $37,020 at June 30, 2005 and December 31, 2004, respectively	43,287	36,954
Securities held-to-maturity, at amortized cost	3,048	3,507
FRB and other stock, at cost	3,163	3,076
Loans receivable	307,528	313,847
Allowance for credit losses	(4,146)	(3,928)
Net loans receivable	303,382	309,919

Premises and equipment, net	5,852	5,804
Other real estate owned	1,056	1,056
Deferred tax asset	4,862	5,286
Goodwill	3,225	3,225
Core deposit intangible, net	1,519	1,630
Accrued interest receivable and other assets	3,996	3,750
Total assets	$403,684	$391,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$145,997	$113,852
Interest-bearing demand	31,284	34,961
Money market	65,894	69,431
Savings	30,555	32,199
Time certificates of deposit:
$100,000 or more	56,079	41,111
Under $100,000	20,501	21,988
Total deposits	350,310	313,542

Other borrowings	—	25,900
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	1,478	1,734
Total liabilities	367,252	356,640

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; no shares and 666,273 shares outstanding at June 30, 2005 and December 31, 2004, respectively	—	5,442
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; 1,000 shares outstanding at June 30, 2005 and December 31, 2004	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; 4,320,874 shares and 2,954,128 shares outstanding at June 30, 2005 and December 31, 2004, respectively	45,155	39,491
Accumulated deficit	(9,747)	(11,726)
Accumulated other comprehensive income	24	275
Total shareholders’ equity	36,432	34,482
Total liabilities and shareholders’ equity	$403,684	$391,122

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands,
	except per share data)
Interest income:
Loans, including fees	$5,675	$3,920	$11,118	$7,705
Securities	377	371	745	670
Due from banks - interest bearing	18	13	34	28
Federal funds sold and securities purchased under agreements to resell	19	12	29	54
Total interest income	6,089	4,316	11,926	8,457
Interest expense:
Deposits:
Interest-bearing demand	35	19	67	36
Money market and savings	234	183	454	346
Time certificates of deposit:
$100,000 or more	259	74	467	157
Under $100,000	152	105	294	218
Total interest expense on deposits	680	381	1,282	757
Federal funds purchased and securities sold under agreements to repurchase	—	2	—	2
Junior subordinated deferrable interest debentures	297	228	577	454
Other borrowings	39	83	133	171
Total interest expense	1,016	694	1,992	1,384
Net interest income before provision for credit losses	5,073	3,622	9,934	7,073
Provision for credit losses	—	—	89	—
Net interest income after provision for credit losses	5,073	3,622	9,845	7,073
Other operating income:
Net gain on sale of securities available-for-sale	—	—	—	19
International services	16	7	26	21
Investment division	14	13	29	25
Deposit-related and other customer services	269	382	566	802
Total other operating income	299	402	621	867
Other operating expenses:
Salaries and related benefits	1,848	1,887	3,686	3,755
Net occupancy	239	324	485	615
Furniture and equipment	124	162	251	298
Printing and communications	119	148	264	281
Insurance and regulatory assessments	105	103	213	220
Client services	147	148	319	280
Computer data processing	218	224	450	485
Legal services	308	78	456	181
Other professional services	285	191	539	373
Amortization of core deposit intangible	56	56	112	112
Retirement of fixed assets and leasehold improvements	—	43	—	43
Promotion and other expenses	150	75	310	219
Total other operating expenses	3,599	3,439	7,085	6,862
Income before income tax provision	1,773	585	3,381	1,078
Income tax provision	736	240	1,403	442
Net income	$1,037	$345	$1,978	$636
Earnings per share:
Basic	$0.33	$0.12	$0.65	$0.22
Diluted	$0.22	$0.08	$0.42	$0.14

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,978	$636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	207	290
Provision for credit losses	89	—
Gain on sale of securities available for sale	—	(19)
Net amortization of premium on securities available-for-sale	37	109
Net amortization of premium on securities held-to-maturity	16	26
Net amortization of core deposit intangible	112	112
Net amortization of premium on loans purchased	83	100
Decrease in accrued interest receivable and other assets	331	90
Decrease in accrued interest payable and other liabilities	(256)	(317)
Net cash provided by operating activities	2,597	1,027
Cash flows from investing activities:
Purchase of securities available-for-sale	(8,682)	(22,532)
Proceeds from sales of securities available-for-sale	—	2,019
Proceeds from repayments and maturities of securities available-for-sale	2,278	3,067
Proceeds from repayments and maturities of securities held-to-maturity	443	546
Loan payoffs (originations) and principal collections, net	5,995	(25,380)
Net (purchase) of Federal Reserve Stock and other stocks	(87)	(874)
Purchases of premises and equipment	(255)	(316)
Net cash provided by (used in) investing activities	(308)	(43,470)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	23,287	28,540
Net increase (decrease) in time certificates of deposit	13,481	(5,242)
Net decrease in securities sold under agreements to repurchase and federal funds purchased	—	(399)
Net (decrease) increase in other borrowings	(25,900)	8,900
Net proceeds from exercise of stock options	222	78
Net cash provided by financing activities	11,090	31,877
Net increase in cash and cash equivalents	13,379	(10,566)
Cash and cash equivalents, January 1	16,915	39,284
Cash and cash equivalents, June 30	$30,294	$28,718

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,857	$1,152
Cash paid for income taxes	$800	$28

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the “Company” on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, the “Banks”).  The unaudited consolidated financial statements reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2005.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 3,126,701 and 4,703,484, respectively, for the three months ended June 30, 2005 and 3,050,237 and 4,689,249, respectively, for the six months ended June 30, 2005.   The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 2,906,241 and 4,551,564, respectively, for the three months ended June 30, 2004 and 2,858,382 and 4,607,981, respectively, for the six months ended June 30, 2004.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

	Earnings	Weighted
	available to	Average	Per share
	shareholders	Shares	amount
	(in thousands)

For the three months ended June 30, 2005:
Basic EPS	$1,037	3,126,701	$0.33

Effect of dilutive securities:
Options		200,083
Convertible preferred stock		1,376,700
Diluted earnings per share	$1,037	4,703,484	$0.22

For the three months ended June 30, 2004:
Basic and diluted loss per share	$345	2,906,241	$0.12

Effect of diultive securities:
Options		140,001
Convertible preferred stock		1,505,322
Diluted earnings per share	345	4,551,564	$0.08

For the six months ended June 30, 2005:
Basic EPS	$1,978	3,050,237	$0.65

Effect of dilutive securities:
Options		198,549
Convertible preferred stock		1,440,463
Diluted earnings per share	$1,978	4,689,249	$0.42

For the six months ended June 30, 2004:
Basic EPS	$636	2,858,382	$0.22

Effect of dilutive securities:
Options		245,782
Convertible preferred stock		1,503,817
Diluted earnings per share	$636	4,607,981	$0.14

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-interest-bearing and federal funds sold.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans, concentrations of credit risk, as well as current economic conditions (particularly Southern California).  Management performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Three Months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Balance, beginning of period	$4,014	$3,633	$3,928	$3,635
Loans charged off:
Commercial - secured and unsecured	—	—	6	31
Real estate loans:
Secured by commercial real properties	—	—	—	—
Secured by one to four family residential properties	—	—	—	—
Secured by multifamily residential properties	—	—	—	—
Total real estate loans	—	—	—	—
Construction and land development	—	—	—	—
Consumer installment, home equity and unsecured loans to individuals	—	—	—	4
Total loans charged-off	—	—	6	35

Recoveries of loans previously charged off:
Commercial - secured and unsecured	131	57	133	68
Real estate loans:
Secured by commercial real properties	—	—	—	—
Secured by one to four family residential properties	—	—	—	—
Secured by multifamily residential properties	—	—	—	—
Total real estate loans	—	—	—	—
Construction and land development	—	—	—	6
Consumer installment, home equity and unsecured loans to individuals	1	1	2	17
Total recoveries of loans previously charged off	132	58	135	91
Net charge-offs	(132)	(58)	(129)	(56)
Provision for credit losses	—	—	89	—
Balance, end of period	$4,146	$3,691	$4,146	$3,691

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

NOTE 5—GOODWILL AND CORE DEPOSIT INTANGIBLES

As of June 30, 2005 and December 31, 2004, the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.5 million and $1.6 million, respectively, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at June 30, 2005 and December 31, 2004, and accumulated amortization was $782,000 and $670,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization for intangibles for 2005 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other recorded indefinite-lived intangible assets.  Goodwill and other intangible assets are reviewed and assessed annually for impairment or more frequently if conditions suggest impairment may exist.

NOTE 6—INCOME TAXES

Income tax provisions of $736,000 and $240,000 were recorded for the three months ended June 30, 2005 and 2004, respectively.  Income tax provisions of $1,403,000 and $442,000 were recorded for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $9.7 million, which begin to expire in the year 2009; and (ii) federal alternative minimum tax “AMT” credits of $364,000.  The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset, a portion of which is comprised of the NOLS, will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 7—BENEFIT PLANS

The estimated per share weighted average fair value of options granted in the three months ended June 30, 2005 and 2004 was $9.72 and $6.85, respectively.  The estimated per share weighted average fair value of options granted in the six months ended June 30, 2005 and 2004 was $9.59 and $6.95, respectively.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock incentive plans.  SFAS No. 123, Accounting for Stock-Based

Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly and in accordance with the principle contained in APBO 25, no compensation cost has been recognized for the options.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the three months and six months ended June 30, 2005 and 2004 would have decreased to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Net Income:
As reported	$1,037	$345	$1,978	$636

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	41	35	78	57
Pro forma	$996	$310	$1,900	$579

Income Per Share as reported:
Basic	$0.33	$0.12	$0.65	$0.22
Diluted	0.22	0.08	0.42	0.14
Income Per Share Pro forma:
Basic	$0.32	$0.11	$0.62	$0.20
Diluted	0.21	0.07	0.41	0.13

The fair values of options granted during the three months ended June 30, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2005— no dividend yield, expected volatility of 43%, risk-free interest rate of 3.94%, and an expected life of 10 years; 2004— no dividend yield, expected volatility of 57%, risk-free interest rate of 4.60%, and an expected life of 10 years.

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” in December 2004, which requires entities that grant stock options and shares to employees to recognize the fair value of those options and shares as compensation cost over the service (vesting) period in their financial statements.  For public entities, such as National Mercantile, that file as small business issuers the effective date for SFAS No. 123(R) is the first interim or annual reporting period that begins after December 15, 2005.  Consequently, upon adoption of SFAS No. 123R the compensation cost for options granted will be treated as an expense.  The Company intends to adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

NOTE 8—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income (loss) was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Net income (loss)	$1,037	$345	$1,978	$636

Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	712	—	(370)	—
Unrealized gain (loss) on interest rate floors used in cash flow hedges	(26)	—	(26)	—
Unrealized gain (loss) on securities available for sale	260	(377)	(34)	(346)
Other comprehensive income (loss), before tax	946	(377)	(430)	(346)

Income tax benefit (expense) related to items of other comprehensive income	(388)	155	179	142
Other comprehensive income (loss)	558	(222)	(251)	(204)
Total comprehensive income	$1,595	$123	$1,727	$432

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

In January 2003, National Mercantile entered into an interest rate swap agreement pursuant to which it exchanged a fixed rate payment obligation of 10.25% on a notional principal amount of $15.0 million for a floating rate interest based on the six-month London InterBank Offered Rate plus 458 basis points for a 29-year period ending July 25, 2031.  The interest rate swap agreement results in National Mercantile paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap is recognized as an adjustment to interest expense.  At June 30, 2005, National Mercantile was paying an interest rate of 7.50% under the terms of the swap.  The counter party to the swap has the option to call the swap under a declining premium schedule beginning July

2006.  By use of this interest rate swap, the Company is hedging against a decline in rates in its portfolio of adjustable rate loans receivable.

The Company does not utilize derivatives for speculative purposes.  The interest rate swap reduces the cost of the 10.25% fixed-rate Junior Subordinated Debentures in a low interest rate environment.  This swap transaction is designated as hedging the exposure to variability in expected future cash flows that is attributable to a changes in interest rates on the Companies adjustable-rate loans (a fair value hedge).  Accordingly, the ineffective portion of the change in the fair value of the swap transaction is recorded each period in current operations.  The terms of the swap are symmetrical with the terms of the Junior Subordinated Debentures, including the payment deferral terms, and considered highly effective in offsetting changes in fair value of the Junior Subordinated Debentures.  A $507,000 increase in the fair value of the swap was recorded in income for the three-month period ended June 30, 2005 with an offsetting charge to earnings to reflect a similar decrease in the fair value of the Junior Subordinated Debentures.   No ineffectiveness was recorded to current earnings related to the interest rate swap.

The terms of the swap require National Mercantile to provide collateral to support its contract obligations and varies based upon the swap contract value.  At June 30, 2005, $1.0 million of the Company’s securities were pledged as collateral.

In July 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount beginning at $50.0 million for a 4-year period, declining to $30.0 million for the fifth year and $10.0 million for the sixth year with a final maturity of June 30, 2010.  The interest rate swap agreement results in the Banks paying or receiving the difference between the fixed and floating rates at monthly intervals calculated on the notional amounts.  The differential paid or received on the interest rate swap has been recognized as an adjustment to interest income.  At June 30, 2005, the Banks were paying an interest rate of 7.50% under the terms of the swap.

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

On May 5, 2005, National Mercantile purchased several interest rate floors based upon the prime rate lending index as follows: (i) $150.0 million with a strike rate of 5.50% that expires May 6, 2006; (ii) $25.0 million with a strike rate of 5.75% that expires May 6, 2008; (iii) $25.0 million with a strike rate of 5.50% that expires May 6, 2010; and (iv) $25.0 million with a strike rate of 5.25% that expires May 6, 2012.   In the event, and for the number of days, that the actual prime rate is less than the strike rate, the counter party to the interest rate floors will pay the Company the difference between the actual prime rate and the strike rate calculated on the notional amounts.  The Company has passed the effect of the interest rate floors to the Banks by entering into reciprocal interest rate floors in the aggregate notional amount.

These interest rate floors reduce the current asset sensitivity of the Company’s balance sheet moderating the potential negative impact on earnings in the event of declining interest rates.  The Company does not utilize derivatives for speculative purposes.  The three $25.0 million floors have been designated as cash flow hedges.  Accordingly, the change in fair value of the floors is recorded each period as other comprehensive income and any ineffective portion of the change in the fair value is recorded in current operations.  The Company has a large portion of its loan portfolio that adjusts to changes in the prime rate lending index and, therefore, the floors are currently considered highly effective in offsetting changes in the cash flows of the loan portfolio.  At June 30, 2005 losses of $26,000 and $8,000 were recorded in other comprehensive income and current operations, respectively, for these interest rate floors.   The $150.0 million interest rate floor has not been designated as a hedge and accordingly, the change in fair value is recorded in current operations.   For the quarter ended June 30, 2005 an $8,000 loss was recorded in current operations for this floor.  The premiums paid for the interest rate floors are amortized over the life of the floors.

NOTE 10— CONVERSION OF PREFERRED STOCK

Pursuant to the election of the holders of a majority of the outstanding shares of Series A Noncumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”) of National Mercantile Bancorp (the “Company”) on June 23, 2005, each outstanding share of the Company’s Series A Preferred was automatically converted into two shares of the Company’s Common Stock in accordance with the Company’s Amended and Restated Articles of Incorporation, as amended.  During the six months ended June 30, 2005, 666,273 shares of Series A Preferred were converted into 1,332,546 shares of common stock.

NOTE 11—RECLASSIFICATIONS

Certain prior year data has been reclassified to conform to the current year presentation.

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

RESULTS OF OPERATIONS

The Company recorded net income of $1,037,000, or $0.33 basic earnings per share and $0.22 diluted earnings per share, for the three months ended June 30, 2005 compared to net income of $345,000, or $0.12 basic earnings per share and $0.08 diluted earnings per share, for the same period of 2004.   The increase in net income for the second quarter of 2005 was primarily due to a $1.5 million increase in net interest income before the provision for credit losses resulting from increases in the prime rate lending index, interest rate swaps, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.

The Company recorded net income of $1,978,000, or $0.65 basic earnings per share and $0.42 diluted earnings per share, for the six months ended June 30, 2005 compared to net income of $636,000, or $0.22 basic earnings per share and $0.14 diluted earnings per share, for the same period of 2004.   The increase in net income for the 2005 period was primarily due to a $2.8 million increase in net interest income before provision for credit losses resulting from increases in the prime rate lending index, interest rate swaps, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.

Return on average assets during the second quarter and first half of 2005 was 1.09% and 1.03%, respectively, compared to 0.37% and 0.35% during the second quarter and first half of 2004, respectively. Return on average equity during the second quarter and first half of 2005 was 11.64% and 11.23%, respectively, compared to 4.28% and 3.95% during the second quarter and first half of 2004, respectively.

NET INTEREST INCOME

Net interest income before the provision for credit losses increased $1.5 million for the three months ended June 30, 2005 compared to the same quarter of 2004 due to a $1.8 million increase in total interest income partially offset by a $322,000 increase in interest expense.  Loan interest income increased $1.8 million due to a $29.3 million greater average volume of loans receivable and a 176 basis point increase in yield, resulting primarily from increases in the prime rate lending index and interest rate swaps.  On July 1, 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount of $50.0 million (see Note 9—Derivative Financial Instruments of the Notes to Consolidated Financial Statements for details of the swap terms).  The interest rate swaps contributed $128,000 to interest income or 17 basis points to the increase in loan yield.  During the second half of 2004 and first half of 2005, the Federal Reserve Bank increased the federal funds rate on nine occasions totaling 225 basis points, after a prolonged period of accommodative monetary policy, in response to signs of a stronger expansion of the economy.  Approximately 75% of our $307.5 million loans receivable have adjustable interest rates; accordingly, rising interest rates positively affects interest income partially offset by greater payments on our $50 million of interest rate swaps.

Interest income from securities available-for-sale remained the same during the second quarter 2005 compared to the second quarter 2004 due to a 46 basis point increase in yield even with a $6.3 million decrease in average volume.  The increase in the yield on securities available-for-sale was due to higher yields on recently purchased securities.  The decrease in securities was due to maturities and principal paydowns of existing securities.

Overall, interest-earning assets were $17.9 million greater during the second quarter 2005 than second quarter 2004 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 175 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $322,000 for the three months ended June 30, 2005 compared to the same period in 2004, due primarily to a 59 basis point increase in cost of funds.  The average interest-bearing liabilities remained unchanged at $219.6 million for both quarters.   Average interest-bearing deposits were $5.2 million greater than the second quarter 2004.  Interest expense on deposits increased $299,000 due to a 58 basis point increase in weighted average cost and a $5.2 million increase in average interest-bearing deposits. Relatively low costing interest-bearing demand deposits and money market and savings deposits averaged $1.6 million and $15.5 million less, respectively, in the 2005 period compared to the 2004 period.  The decrease in transactional deposits is due to depositors redeploying their funds to the Company’s higher yielding certificates of deposit and alternative investments outside the Banks.  Time certificates of deposit averaged $22.3 million more during the second quarter 2005 than the same period in 2004.  The cost of time certificates of deposit increased 84 basis points due to higher rates on new certificates and repricing of matured certificates during the higher interest rate environment.  Rising market rates of interest during the latter half of 2004 and first half of 2005 resulted in the cost of interest-bearing demand deposits and money market and savings deposits to increase a moderate 21 basis points and 31 basis points, respectively, compared to the second quarter of 2004.  The Company elected to only moderately increase transaction deposit rates and to fund earning asset growth during 2005 with time certificates of deposit and relatively inexpensive overnight other borrowings.  Other borrowings during the second quarter 2005 averaged $5.4 million, or $5.1 million less than the same period in 2004.  The cost of other borrowings was 2.89% and 3.17% for the second quarters of 2005 and 2004, respectively, representing a decline of 28 basis points in 2005 due to a greater volume of short-term advances and the maturity of higher-costing longer term advances.  In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals.  Noninterest-bearing demand deposits increased $5.7 million in average volume in the second quarter 2005 compared to the same period in 2004.

The Company altered its liquidity strategy during 2004, maintaining a significantly lower level of short-term assets, primarily federal funds sold, and relying on overnight other borrowings against pledged loans and securities to fund loan growth and deposit outflows.  Liquidity was supplemented with customer and brokered time certificates of deposit.  This type of funding is typically higher costing and exhibits higher interest rate sensitivity.  The relatively high cost of new time certificates of deposit, however, impacts a relatively small portion of the Company’s funding sources.

The net yield on interest earning assets increased 1.43 basis points from 4.38% during the second quarter in 2004 to 5.81% in the second quarter in 2005, while the net interest spread increased 116 basis points from 3.95% during the second quarter in 2004 to 5.11% in the second quarter in 2005.

Net interest income before the provision for credit losses increased $2.8 million for the six months ended June 30, 2005 compared to the same period of 2004 due to a $3.5 million increase in total interest income.  Loan interest income increased $3.4 million due to $39.2 million greater average volume of loans receivable and a 152 basis point increase in yield, resulting primarily from increases in the prime rate lending index and interest rate swaps.  The interest rate swaps contributed 21 basis points to the increase in loan yield.

Interest income from securities available-for-sale increased $90,000 during the first half of 2005 compared to the first half of 2004 due to a 42 basis point increase in yield with average volume increasing only slightly.  The increase in the yield on securities available-for-sale was due to higher yields on the recently purchased securities.

Overall, interest-earning assets were $27.5 million greater during the first half of 2005 than first half of 2004 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 159 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $608,000 for the six months ended June 30, 2005 compared to the same period in 2004, due to a $14.9 million increase in average interest-bearing liabilities and a 46 basis point increase in cost of funds.   Average interest-bearing deposits were $13.8 million greater than the first half of 2004.  Interest expense on deposits increased $525,000 due to a 48 basis point increase in weighted average cost and a $13.8 million increase in average interest-bearing deposits. Relatively low costing money market and savings deposits averaged $6.5 million less in the 2005 period compared to the 2004 period.  The decrease in transactional deposits is due to depositors redeploying their funds to higher yielding certificates of deposit and alternative investments outside the Banks.  Time certificates of deposit averaged $20.0 million more during the first half of 2005 than the same period in 2004.  The cost of time certificates of deposit increased 68 basis points due to higher rates on new certificates and repricing of matured certificates during the higher interest rate environment.  Rising market rates of interest during the latter half of 2004 and first half of 2005 resulted in the cost of interest-bearing demand deposits and money market and savings deposits increasing a moderate 20 basis points and 26 basis points, respectively, compared to the first half of 2004.    Other borrowings during the first half of 2005 averaged $10.2 million, or $1.2 million greater than the same period in 2004.  The cost of other borrowings was 2.62% and 3.82% for the first half of 2005 and 2004, respectively, representing a decline of 120 basis points in 2005 due to a greater volume of short-term advances and the maturity of higher-costing longer term advances.  Noninterest-bearing demand deposits were relatively stable, with an increase of $2.0 million in average volume in the first half of 2005 compared to 2004.

The net yield on interest earning assets increased 131 basis points from 4.36% during the first half of 2004 to 5.67% in the first half of 2005, while the net interest spread increased 113 basis points from 3.91% during the first half of 2004 to 5.04% in the first half in 2005.

The following table presents the components of net interest income for the three months ended June 30, 2005 and 2004.

Average Balance Sheet and

Analysis of Net Interest Income

	Three Months ended
	June 30, 2005			June 30, 2004
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,526	19	3.02%	$4,623	12	1.04%
Due from banks-interest-bearing	2,032	18	3.55%	4,091	13	1.28%
Securities available-for-sale	40,235	346	3.44%	46,495	346	2.98%
Securities held-to-maturity	3,194	31	3.88%	4,245	25	2.31%
Loans receivable (1) (2)	302,382	5,675	7.53%	273,042	3,920	5.77%
Total interest earning assets	350,369	6,089	6.97%	332,496	4,316	5.22%

Noninterest earning assets:
Cash and due from banks - demand	16,352			23,194
Other assets	20,881			21,796
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,358)			(3,695)
Total assets	$383,244			$373,791

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$30,865	35	0.45%	$32,426	19	0.24%
Money market and savings	97,512	234	0.96%	113,038	183	0.65%
Time certificates of deposit:
$100,000 or more	44,198	259	2.35%	21,675	74	1.37%
Under $100,000	26,175	152	2.33%	26,381	105	1.60%
Total time certificates of deposit	70,373	411	2.34%	48,056	179	1.50%
Total interest-bearing deposits	198,750	680	1.37%	193,520	381	0.79%
Other borrowings	5,404	39	2.89%	10,524	83	3.17%
Junior subordinated debentures	15,464	297	7.70%	15,464	228	5.93%
Federal funds purchased and securities sold under agreements to repurchase	—	—	0.00%	132	2	6.09%
Total interest-bearing liabilities	219,618	1,016	1.86%	219,640	694	1.27%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	126,399			120,734
Other liabilities	1,497			1,080
Shareholders’ equity	35,730			32,337
Total liabilities and shareholders’ equity	$383,244			$373,791

Net interest income (spread)		$5,073	5.11%		$3,622	3.95%

Net yield on earning assets (2)			5.81%			4.38%

(1)     The average balance of nonperforming loans has been included in loans receivable.

(2)     Yields and amounts earned on loans receivable include loan fees of $437,000 and $275,000 for the three months ended June 30, 2005 and 2004, respectively.

The following table presents the components of net interest income for the six months ended June 30, 2005 and 2004.

Average Balance Sheet and

Analysis of Net Interest Income

	Six Months ended
	June 30, 2005			June 30, 2004
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,098	29	2.79%	$11,029	54	0.98%
Due from banks-interest-bearing	2,378	34	2.88%	4,394	28	1.28%
Securities available-for-sale	40,073	680	3.39%	39,707	590	2.97%
Securities held-to-maturity	3,304	65	3.93%	4,377	80	3.66%
Loans receivable (1) (2)	305,556	11,118	7.34%	266,353	7,705	5.82%
Total interest earning assets	353,409	11,926	6.81%	325,860	8,457	5.22%

Noninterest earning assets:
Cash and due from banks - demand	17,736			23,078
Other assets	20,726			21,646
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,213)			(3,611)
Total assets	$387,658			$366,973

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$31,448	67	0.43%	$31,176	36	0.23%
Money market and savings	100,307	454	0.91%	106,794	346	0.65%
Time certificates of deposit:
$100,000 or more	42,352	467	2.22%	22,908	157	1.38%
Under $100,000	26,973	294	2.20%	26,370	218	1.66%
Total time certificates of deposit	69,325	761	2.21%	49,278	375	1.53%
Total interest-bearing deposits	201,080	1,282	1.29%	187,248	757	0.81%
Other borrowings	10,244	133	2.62%	9,012	171	3.82%
Junior subordinated debentures	15,464	577	7.52%	15,464	454	5.90%
Federal funds purchased and securities sold under agreements to repurchase	—	—	0.00%	181	2	2.22%
Total interest-bearing liabilities	226,788	1,992	1.77%	211,905	1,384	1.31%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	123,917			121,965
Other liabilities	1,423			848
Shareholders’ equity	35,530			32,255
Total liabilities and shareholders’ equity	$387,658			$366,973

Net interest income (spread)		$9,934	5.04%		$7,073	3.91%

Net yield on earning assets (2)			5.67%			4.36%

(1)     The average balance of nonperforming loans has been included in loans receivable.

(2)     Yields and amounts earned on loans receivable include loan fees of $860,000 and $568,000 for the six months ended June 30, 2005 and 2004, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Six Months ended June 30,
	2005 vs 2004
			Net
	Increase (decrease) due to:		Increase
	Volume	Rate	(Decrease)

Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(44)	$19	$(25)
Interest-bearing deposits with other financial institutions	(13)	19	6
Securities available-for-sale	6	84	90
Securities held-to-maturity	(20)	5	(15)
Loans receivable (2)	1,124	2,289	3,413
Total interest-earning assets	1,053	2,416	3,469

Interest Expense:
Interest-bearing deposits:
Demand	$0	$31	$31
Money market and savings	(22)	130	108
Time certificates of deposit:
$100,000 or more	133	177	310
Under $100,000	5	71	76
Total time certificates of deposit	138	248	386
Total interest-bearing deposits	116	409	525
Other borrowings	23	(61)	(38)
Junior subordinated debentures	—	123	123
Federal funds purchased and securities sold under agreements to repurchase	(2)	—	(2)
Total interest-bearing liabilities	137	471	608

Net interest income	$916	$1,945	$2,861

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

PROVISION FOR CREDIT LOSSES

The Company recorded no provision for credit losses for the second quarter 2005 and $89,000 provision for the six months ended June 30, 2005 compared to no provision for the three months and six months ended June 30, 2004.  No provision for credit losses was made in the second quarter due to a decline in loans receivable and recoveries of loans previously charged off.  See Note 4 of Notes to Consolidated Financial Statements.

OTHER OPERATING INCOME

Other operating income decreased to $103,000 during the second quarter of 2005 from $402,000 during the second quarter of 2004 primarily due to an $113,000 decrease in deposit-related and other customer services income resulting from changes in deposit fee structures.

Other operating income decreased to $621,000 during the six months ended June 30, 2005 from $867,000 during the six months ended June 30, 2004 primarily due to a $236,000 decrease in deposit-related and other customer services income resulting from changes in deposit fee structures.

OTHER OPERATING EXPENSES

Other operating expenses increased to $3.6 million for the three months ended June 30, 2005 compared to $3.4 million for the same period of 2004. Variances within operating expenses were: (i) salaries and related benefits expense decreased $39,000 or 2.1% due to a reduction in staffing levels during the second half of 2004 related to the consolidation of client services partially offset by the addition of business development staff and increased commission expense; (ii) net occupancy expense decreased $85,000 or 26.2% due to a reduction in rent from the relocation of the Company’s headquarters office and banking office in Century City; (iii) legal services expense increased $230,000 or 294.9% primarily due to activity on the settlement of a dispute over collateral securing a borrower’s loan that has now been resolved; and, (iv) other professional services expense increased $94,000 or 49.2% due to a productivity consultant engagement and increased costs for audit services.

Other operating expenses increased to $7.1 million for the six months ended June 30, 2005 compared to $6.9 million for the same period of 2004. Variances within operating expenses were: (i) salaries and related benefits expense decreased $69,000 or 1.8% due to a reduction in staffing levels during 2004 related to the consolidation of client services partially offset by the addition of business development staff and increased commission expense; (ii) net occupancy expense decreased

$130,000 or 21.1% due to a reduction in rent from the relocation of the Company’s headquarters office and banking office in Century City; (iii) legal services expense increased $275,000 or 151.9% primarily due to activity on the settlement of a dispute over collateral securing a borrower’s loan; and, (iv) other professional services expense increased $166,000 or 44.5% due to a productivity consultant engagement and increased costs for audit services.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	June 30, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$698	$—	$2	$696
GNMA-issued/guaranteed mortgage pass through certificates	120	5	—	125
Other U.S. Government and federal agency securities	22,953	—	146	22,807
FHLMC/FNMA-issued mortgage pass through certificates	14,132	63	7	14,188
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	31	—	—	31
Privately issued corporate bonds, CMO and REMIC securities	5,453	—	13	5,440
	$43,387	$68	$168	$43,287

FRB and other equity stocks	$3,163	—	—	$3,163

	June 30, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,048	$11	$4	$3,055
	$3,048	$11	$4	$3,055

	December 31, 2004
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$696	$—	$2	$694
GNMA-issued/guaranteed mortgage pass through certificates	164	7	—	171
Other U.S. government and federal agency securities	23,958	—	128	23,830
FHLMC/FNMA-issued mortgage pass through certificates	9,288	76	1	9,363
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	38	—	—	38
Privately issued corporate bonds, CMO and REMIC securities	2,876	1	19	2,858
	$37,020	$84	$150	$36,954

FRB and other equity stocks	$3,076	—	—	$3,076

	December 31, 2004
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,507	$40	$—	$3,547
	$3,507	$40	$—	$3,547

As of June 30, 2005, the Company did not hold securities of any issuer, other than U.S. government-chartered agencies, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.  At June 30, 2005 and December 31, 2004, there were no securities deemed by management to be other-than-temporarily impaired.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	June 30,		December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans - secured and unsecured	$94,117	31%	$98,429	31%
Real estate loans:
Secured by commercial real properties	126,081	41%	135,944	43%
Secured by one to four family residential properties	9,953	3%	9,405	3%
Secured by multifamily residential properties	17,532	6%	18,330	6%
Total real estate loans	153,566	50%	163,679	52%
Construction and land development	56,843	18%	50,289	16%
Consumer installment, home equity and unsecured loans to individuals	4,203	1%	2,516	1%
Total loans outstanding	308,729	100%	314,913	100%

Deferred net loan origination fees	(1,201)		(1,066)
Loans receivable, net	$307,528		$313,847

Total loans outstanding decreased by $6.3 million to $307.5 million at June 30, 2005 compared to $313.8 million at December 31, 2004 due primarily to more rapid payoffs than funding of commercial real estate loans.  Real estate loans secured by commercial real properties decreased $9.9 million from $135.9 million at December 31, 2004 to $126.1 million at June 30, 2005.  The Company has experienced significant price competition, particularly for fixed rates on commercial real estate loans.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	June 30,	December 31
	2005	2004
	(Dollars in thousands)

Nonaccrual loans	$300	$18
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	1,804
Nonperforming loans	300	1,822
Other real estate owned	1,056	1,056
Other nonperforming assets	—	—
Total nonperforming assets	$1,356	$2,878

Allowance for credit losses as a percent of nonaccrual loans	1382.0%	21822.2%
Allowance for credit losses as a percent of nonperforming loans	1382.0%	215.6%
Total nonperforming assets as a percent of loans receivable	0.4%	0.9%
Total nonperforming assets as a percent of total shareholders’ equity	3.7%	8.3%

ALLOWANCE FOR CREDIT LOSSES

Provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a detailed review of the classification and categorization of problem loans and loans to be charged off; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loan concentrations of credit risk, as well as current economic conditions (particularly Southern California). Management, in conjunction with an outside advisory firm, performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

There were no loans charged off during the second quarter of 2005.  Loans charged off during the six months ended June 30, 2005 were $6,000.   This compares to no loans being charged off during the second quarter of 2004 and $35,000 during the first half of 2004.   Recoveries of loans previously charged off were $132,000 and $135,000 during the second quarter and first half of 2005, respectively, compared to $58,000 and $91,000 during the second quarter and first half of 2004.  See Note 4 of Notes to Consolidated Financial Statements.

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

DEPOSITS

Total deposits were $350.3 million and $313.5 million at June 30, 2005 and December 31, 2004, respectively.  Noninterest-bearing demand deposits increased to $146.0 million at June 30, 2005 compared to $113.9 million at December 31, 2004.  Our noninterest-bearing demand deposits experience significant variability and seasonality due to the nature of our depositors’ businesses and the cash needs of our business customers for quarterly tax payments and owner distributions.  Noninterest-bearing demand deposits declined significantly at December 31, 2004 from the fourth quarter average of $129.0 million; thus the increase at June 30, 2005 reflected a normalization following this year-end variability as well as deposits that are expected to be transitory.  Money market deposits and savings deposits were $65.9 million and $30.6 million, respectively, at June 30, 2005 compared to $69.4 million and $32.2 million, respectively, at December 31, 2004.  Interest-bearing demand deposits, which for the most part are limited to individuals, decreased to $31.3 million at June 30, 2005 from $35.0 million at December 31, 2004.  Similar to noninterest-bearing demand deposits, interest-bearing demand deposits increased significantly at December 31, 2004 from the fourth quarter average of $31.7 million, thus the decline at June 30, 2005 reflected a normalization following the year-end variability.  Time certificates of deposit (“TCDs”) increased to $76.6 million at June 30, 2005 from $63.1 million at December 31, 2004 due to an increase in brokered deposits.  There were $11.5 million in brokered TCDs at June 30, 2005 compared to $6.9 million at December 31, 2004.

During the first half of 2005, the Company supplemented its liquidity with $7.5 million of brokered time certificates of deposit ranging in term from three months to one year.  Additionally, although the Company has priced its retail certificates of deposit to encourage runoff during the past several years, in the rising rate environment experienced during the first quarter of 2005, it has elected to generally maintain stable rates on its immediately repriceable base of deposits – interest-bearing demand deposits, and savings and money market deposits – and price new time certificates of deposit to generate growth.

OTHER BORROWINGS

There were no other borrowings, consisting of advances from the Federal Home Loan Bank, at June 30, 2005 compared to $25.9 million at December 31, 2004.   The decline in other borrowings reflected repayment at maturity due to the decline in loans receivable and increase in deposits.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $34.5 million at December 31, 2004 to $36.4 million at June 30, 2005 due to the retained earnings for the six months ended June 30, 2005 and the increase in market value of interest rate swaps and securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At June 30, 2005, the Company and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for the Company and the Banks, as of June 30, 2005 and December 31, 2004.

Regulatory Capital Information

of the National MercantileBancorp and Banks

	Minimum
	For Capital	Well
	Adequacy	Capitalized	June 30,	December 31,
	Purposes	Standards	2005	2004
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	11.18%	9.87%
Tier 1 risk-based capital	4.00%	N/A	11.88%	10.39%
Total risk-based capital	8.00%	N/A	13.85%	12.42%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	10.85%	8.99%
Tier 1 risk-based capital	4.00%	6.00%	12.53%	10.44%
Total risk-based capital	8.00%	10.00%	13.78%	11.60%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	10.72%	9.32%
Tier 1 risk-based capital	4.00%	6.00%	10.21%	9.32%
Total risk-based capital	8.00%	10.00%	11.24%	10.29%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

The Company’s cash and due from banks - demand was $19.3 million on June 30, 2005 compared to $14.2 million on December 31, 2004.  Due from banks-interest-bearing was $2.0 million at June 30, 2005 and $2.7 million at December 31, 2004, respectively.  There was $9.0 million in Federal funds sold at June 30, 2005 compared to no Federal funds sold at December 31, 2004.  Mercantile had $5.0 million and South Bay had $12.0 million in Federal funds lines with correspondent banks as of June 30, 2005.

National Mercantile is a legal entity separate and distinct from the Banks, and, therefore, it must provide for its own liquidity.  National Mercantile’s principal sources of funds are proceeds from the sales of securities and dividends or capital distributions from the Banks.  In addition to its own operating expenses, National Mercantile is responsible for the payment of the interest on the outstanding Junior Subordinated Debentures.  The semiannual interest payments on the Junior Subordinated Debentures, under the terms of the indenture, are deferrable at National Mercantile’s option, for a period up to ten consecutive semiannual payments, but in any event not beyond June 25, 2031.   National Mercantile has not deferred any interest payments.

National Mercantile’s cash and due from banks was $56,000 on June 30, 2005 compared to $174,000 at December 31, 2004.   Due from banks-interest bearing was $510,000 at June 30, 2005 compared to $1.7 million at December 31, 2004.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive cumulative retained earnings for the foreseeable future.  South Bay had cumulative retained earnings of $2.8 million as of June 30, 2005.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is likely that such consent could not be obtained unless the distributing bank remained “well capitalized” following such distribution.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated an asset sensitive position of $21.4 million at June 30, 2005 compared to a liability sensitive position of $9.2 million at December 31, 2004.  This change resulted primarily from an increase in securities repricing after three months but within one year, an increase in federal funds sold and a decrease in other borrowings partially offset by a decrease in adjustable loans receivable and an increase in time certificates of deposit.

Interest rate sensitivity is managed by matching the repricing opportunities on the Company’s earning assets to those on the funding liabilities.  Various strategies are used to manage the repricing characteristics of assets and liabilities to ensure that exposure to interest rate fluctuations is limited within guidelines of acceptable levels of risk-taking.  Hedging strategies, including the terms and pricing of loans and deposits, the use of derivative financial instruments (see Note 9 to the Consolidated Financial Statements) and managing the deployment of securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources.  Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings.  These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

Rate-Sensitive Assets and Liabilities

	June 30, 2005
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$9,000	$—	$—	$—	$9,000
Securities at amortized cost	521	14,589	12,280	19,045	46,435
Due from banks - interest bearing	2,000	—	—	—	2,000
FRB and other stock, at cost	—	—	—	3,163	3,163
Loans receivable (1)	237,188	18,270	40,962	10,808	307,228
Interest rate swaps	—	—	40,000	25,000	65,000
Total rate-sensitive assets	248,709	32,859	93,242	58,016	432,826

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	127,733	—	—	—	127,733
Time certificates of deposit	35,805	31,607	9,126	42	76,580
Other borrowings	—	—	—	—	—
Junior subordinated debentures	—	—	—	15,464	15,464
Interest rate swaps	65,000	—	—	—	65,000
Total rate-sensitive liabilities	228,538	31,607	9,126	15,506	284,777
Interest rate-sensitivity gap	20,171	1,252	84,116	42,510	148,049
Cumulative interest rate-sensitivity gap	$20,171	$21,423	$105,539	$148,049
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	109%	108%	139%	152%

(1)     Loans receivable excludes nonaccrual loans.

(2)     Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

The distribution of other time deposits is based on scheduled maturities.

Rate-Sensitive Assets and Liabilities

	December 31, 2004
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$—	$—	$—	$—	$—
Securities available-for-sale, at amortized cost	500	$6,696	$15,885	$13,939	$37,020
Securities held-to-maturity	—	—	—	3,507	3,507
Due from banks - interest bearing	2,728	—	—		2,728
FRB and other stock, at cost	—	—	—	3,076	3,076
Loans receivable (1)	251,134	10,468	40,991	11,236	313,829
Interest rate swaps	—	—	40,000	25,000	65,000
Total rate-sensitive assets	254,362	17,164	96,876	56,758	425,160

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	136,591	—	—	—	136,591
Time certificates of deposit	26,708	26,543	9,848	—	63,099
Other borrowings	25,900	—	—	—	25,900
Junior subornidated debentures	—	—	—	15,464	15,464
Interest rate swaps	65,000	—	—	—	65,000
Total rate-sensitive liabilities	254,199	26,543	9,848	15,464	306,054
Interest rate-sensitivity gap	163	(9,379)	87,028	41,294	119,106
Cumulative interest rate-sensitivity gap	$163	$(9,216)	$77,812	$119,106
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	100%	97%	127%	139%

(1)     Loans receivable excludes nonaccrual loans.

(2)     Deposits which are subject to immediate withdrawal are presented as repricing within three months or less.

The distribution of other time deposits is based on scheduled maturities.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

The Company’s results of operations and financial condition are affected by many factors, including the following.

Risk from changes in interest rates.

The success of the Company’s business depends, to a large extent, on its net interest income.  Changes in market interest rates can affect net interest income by affecting the spread between interest-earning assets and interest-bearing liabilities.  This may be due to the different maturities of interest-earning assets and interest-bearing liabilities, as well as an increase in the general level of interest rates.  Changes in market interest rates also affect, among other things:

•                  The Company’s ability to originate loans;

•                  The ability of borrowers to make payments on their loans;

•                  The value of interest-earning assets and ability to realize gains from the sale of these assets;

•                  The average life of interest-earning assets;

•                  The ability to generate deposits instead of other available funding alternatives; and

•                  The ability to access the wholesale funding market.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control.

Risk from possible declines in the quality of the Company’s assets.

The Company’s financial condition depends significantly on the quality of its assets.  While its has developed and implemented underwriting policies and procedures to guide management in the making of loans, compliance with these policies and procedures in making loans does not guarantee repayment of the loans.  If the level of non-performing assets rises, the results of operations and financial condition will be affected.  A borrower’s ability to pay its loan in accordance with its terms can be adversely affected by a number of factors, such as a decrease in the borrower’s revenues and cash flows due to adverse changes in economic conditions or a decline in the demand for the borrower’s products and/or services.

Allowances for credit losses may be inadequate.

Allowances for credit losses are established against each segment of the loan portfolio.  At June 30, 2005, the allowance for credit losses equaled 1.35% of loans receivable and 1382.0% of nonperforming loans.  Although management believes that it has established adequate allowances for credit losses as of June 30, 2005, the credit quality of the Company’s assets is affected by many factors beyond its control, including local and national economic conditions, and the possible existence of facts which are not currently known which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default.  Accordingly, there is no assurance that the Company will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of the loan portfolio.  Increases in the provisions for credit losses would adversely affect the Company’s results of operations.

Economic conditions may worsen.

The Company’s business is strongly influenced by economic conditions in its market area (principally, the greater Los Angeles metropolitan area) as well as regional and national economic conditions and in its niche markets, including the entertainment industry in Southern California.  Should the economic condition in these areas worsen, the financial condition of its borrowers could weaken, which could lead to higher levels of loan defaults or a decline in the value of collateral for its loans.  In addition, an unfavorable economy could reduce the demand for its loans and other products and services.

Because a significant amount of the loans are made to borrowers in California, the Company’s operations could suffer as a result of local recession or natural disasters in California.

At June 30, 2005, a large majority of the loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, the Company’s financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of the loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, the Company could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact the ability to recover losses on properties affected by such disasters and adversely impact the Company’s results of operations.

The Company’s business is very competitive.

There is intense competition in Southern California and elsewhere in the United States for banking customers.  The Company experiences competition for deposits from many sources, including credit unions, insurance companies and money market and other mutual funds, as well as other commercial banks and savings institutions.  The Company competes for loans and deposits primarily with other commercial banks, mortgage companies, commercial finance companies and savings institutions.  In recent years out-of-state financial institutions have entered the California market, which has also increased competition.  Many of the competitors have greater financial strength, marketing capability and name recognition, and operate on a statewide or nationwide basis.  In addition, recent developments in technology and mass marketing have permitted larger companies to market loans more aggressively to small business customers.  Such advantages may give the competitors opportunities to realize greater efficiencies and economies of scale than the Company can.  There is no assurance that the Company will be able to compete effectively against its competition.

The Company’s business is heavily regulated.

Both National Mercantile as a bank holding company, and Mercantile and South Bay, as national banks, are subject to significant governmental supervision and regulation, which is intended primarily for the protection of depositors.  Statutes and regulations affecting the Company may be changed at any time, and the interpretation of these statutes and regulations by examining authorities also may change.  There is no assurance that future changes in applicable statutes and regulations or in their interpretation will not adversely affect the Company’s business.

Goodwill is evaluated annually and any impairment must be recorded as a charge to earnings.

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

The Company has goodwill of $3.2 million in connection with the South Bay acquisition in December 2001.  During the fourth quarter of 2004, the required impairment tests of goodwill were completed.  The tests determined that goodwill was not considered impaired.  No assurance can be given that goodwill will not become impaired in the future.

The Company annually evaluates whether the deferred tax asset will be realized and must establish a valuation allowance if necessary to reduce it to its realizable value.

On a periodic basis, at least annually, an analysis is performed to determine if it is more likely than not that some or all of the gross deferred tax asset will not be realized.  Factors used in the analysis that are reflective of the future realization of a deferred tax asset are:

•                  Future earnings are likely;

•                  Expected future taxable income arising from the reversal of temporary differences adequate to realize the tax asset

A valuation allowance may be established to reduce the deferred tax asset to its realizable value.  The determination of whether a valuation allowance is necessary involves considering the positive and negative factors related to whether the deferred tax asset is more likely than not to be realized.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that a valuation allowance to the deferred tax asset is necessary.  No such valuation allowance existed at June 30, 2005.

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

None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 19, 2005 to elect the members of the Company’s Board of Directors and vote on two additional proposals.  The number of votes for each nominee is set forth below:

Name	Votes For	Votes Withheld

Donald E. Benson	2,553,394	26,336

Joseph N. Cohen	2,514,198	65,532

Robert E. Gipson	2,553,394	26,336

W. Douglas Hile	2,553,394	26,336

Antoinette Hubenette, M.D.	2,553,394	26,336

Scott A. Montgomery	2,553,394	26,336

Dion G. Morrow	2,553,394	26,336

Carl R. Terzian	2,553,394	26,336

Robert E. Thomson	2,553,394	26,336

In addition, the following proposals were voted on at the annual meeting:

Proposal to approve the Company’s 2005 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Vote

1,749,543	74,949	11,924	743,314

Proposal to approve an amendment to the Company’s Amended and Restate Articles of Incorporation to amend the terms of the Series A Preferred Stock.

For	Against	Abstain	Broker Non-Vote

1,777,210	32,026	27,180	743,314

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

3.1 Certificate of Amendment of the Amended and Restated Articles of Incorporation of National Mercantile Bancorp

10.1 National Mercantile Bancorp 2005 Stock Incentive Plan (1)

10.2 Form of Incentive Stock Option Agreement (1)

10.3 Form of Non-Qualified Stock Option Agreement (1)

31.1 Certification of Scott A. Montgomery on disclosure controls

31.2 Certification of David R. Brown on disclosure controls

32.1 Certification of Scott A. Montgomery pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of David R. Brown pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)          Filed as an exhibit to National Mercantile Bancorp’s Registration Statement on Form S-8 Registration no. 333-125220

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	August 12, 2005	/s/	Scott A. Montgomery
Scott A. Montgomery
Chief Executive Officer

DATE:	August 12, 2005	/s/	David R. Brown
David R. Brown
Principal Financial and Principal Accounting Officer