Form 10QSB
period 2005-09-30
NATIONAL MERCANTILE BANCORP
filed 2005-11-15
CIK 714801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

                                                Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes          ☐   No

Indicated by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☐ Yes          ☒    No

The number of shares of Common Stock, no par value, of the issuer outstanding as of November 8, 2005 was 4,338,274.

Transitional Small Business Disclosure Format (Check one):      ☐ Yes  ☒  No

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Presented are the unaudited consolidated financial statements of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the “Company” on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”), (collectively, the “Banks”).

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$15,113	$14,187
Due from banks-interest bearing	2,000	2,728
Federal funds sold	3,110	—
Cash and cash equivalents	20,223	16,915
Securities available-for-sale, at fair value; aggregate amortized cost of $56,763 and $37,020 at September 30, 2005 and December 31, 2004, respectively	56,382	36,954
Securities held-to-maturity, at amortized cost	2,795	3,507
FRB and other stock, at cost	3,301	3,076
Loans receivable	330,179	313,847
Allowance for loan and lease losses	(4,526)	(3,511)
Net loans receivable	325,653	310,336

Premises and equipment, net	5,840	5,804
Other real estate owned	1,056	1,056
Deferred tax asset	4,652	5,286
Goodwill	3,225	3,225
Core deposit intangible, net	1,463	1,630
Accrued interest receivable and other assets	3,893	3,750
Total assets	$428,483	$391,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$124,053	$113,852
Interest-bearing demand	31,583	34,961
Money market	75,377	69,431
Savings	30,180	32,199
Time certificates of deposit:
$100,000 or more	72,845	41,111
Under $100,000	20,518	21,988
Total deposits	354,556	313,542

Other borrowings	19,000	25,900
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	2,376	2,151
Total liabilities	391,396	357,057

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series A non-cumulative convertible perpetual preferred stock; authorized 990,000 shares; no shares and 666,273 shares outstanding at September 30, 2005 and December 31, 2004, respectively	—	5,442
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; 1,000 shares outstanding at September 30, 2005 and December 31, 2004	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; 4,337,874 shares and 2,954,128 shares outstanding at September 30, 2005 and December 31, 2004, respectively	45,290	39,491
Accumulated deficit	(8,450)	(11,726)
Accumulated other comprehensive income (loss)	(753)	275
Total shareholders’ equity	37,087	34,482
Total liabilities and shareholders’ equity	$428,483	$391,539

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)

Interest income:
Loans, including fees	$6,194	$5,067	$17,312	$12,772
Securities	523	403	1,268	1,073
Due from banks - interest bearing	23	12	57	40
Federal funds sold	14	5	43	59
Total interest income	6,754	5,487	18,680	13,944

Interest expense:
Deposits:
Interest-bearing demand	46	19	113	55
Money market and savings	350	195	804	541
Time certificates of deposit:
$100,000 or more	323	93	790	250
Under $100,000	161	121	455	339
Total interest expense on deposits	880	428	2,162	1,185
Junior subordinated deferrable interest debentures	326	259	903	713
Other borrowings	92	105	225	278
Total interest expense	1,298	792	3,290	2,176
Net interest income before provision (benefit) for credit losses	5,456	4,695	15,390	11,768
Provision (benefit) for credit losses	(213)	120	(124)	120
Net interest income after provision (benefit) for credit losses	5,669	4,575	15,514	11,648

Other operating income:
Net loss on sale of securities available-for-sale	—	(95)	—	(76)
International services	11	25	37	46
Investment division	15	13	44	38
Deposit-related and other customer services	252	374	818	1,176
Total other operating income	278	317	899	1,184

Other operating expenses:
Salaries and related benefits	1,998	1,884	5,684	5,639
Net occupancy	257	270	742	885
Furniture and equipment	127	91	378	389
Printing and communications	128	144	392	425
Insurance and regulatory assessments	105	107	318	327
Client services	152	156	471	436
Computer data processing	216	236	666	721
Legal services	133	53	589	234
Other professional services	287	226	826	599
Amortization of core deposit intangible	55	55	167	167
Retirement of fixed assets and leasehold improvements	—	—	—	43
Promotion and other expenses	272	156	582	375
Total other operating expenses	3,730	3,378	10,815	10,240
Income before income tax provision	2,217	1,514	5,598	2,592
Income tax provision	920	642	2,323	1,084
Net income	$1,297	$872	$3,275	$1,508

Earnings per share:
Basic	$0.30	$0.30	$0.94	$0.52
Diluted	$0.27	$0.19	$0.70	$0.33

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,275	$1,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	315	338
Provision (benefit) for credit losses	(124)	120
Loss on sale of securities available for sale	—	76
Net amortization of premium on securities available-for-sale	42	171
Net amortization of premium on securities held-to-maturity	24	37
Net amortization of core deposit intangible	167	167
Net amortization of premium on loans purchased	121	145
(Increase) decrease in accrued interest receivable and other assets	212	(3,429)
Increase in accrued interest payable and other liabilities	1,058	202
Net cash provided by (used in) operating activities	5,090	(665)

Cash flows from investing activities:
Purchase of securities available-for-sale	(23,531)	(22,532)
Proceeds from sales of securities available-for-sale	—	6,397
Proceeds from repayments and maturities of securities available-for-sale	3,746	5,586
Proceeds from repayments and maturities of securities held-to-maturity	688	784
Loan originations and principal collections, net	(17,796)	(42,726)
Recoveries of loans previously charged off	1,216	130
Net purchase of Federal Reserve Stock and other stocks	(225)	(1,084)
Purchases of premises and equipment	(351)	(589)
Net cash used in investing activities	(36,253)	(54,034)

Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	10,750	16,087
Net increase in time certificates of deposit	30,264	7,745
Net decrease in securities sold under agreements to repurchase and federal funds purchased	—	(399)
Net increase (decrease) in other borrowings	(6,900)	24,400
Net proceeds from exercise of stock options	357	165
Net cash provided by financing activities	34,471	47,998
Net increase (decrease) in cash and cash equivalents	3,308	(6,701)
Cash and cash equivalents, January 1	16,915	39,284
Cash and cash equivalents, September 30	$20,223	$32,583

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,537	$2,358
Cash paid for income taxes	$960	$51

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the “Company” on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, the “Banks”).  The unaudited consolidated financial statements of the Company reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2005.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 4,327,175 and 4,740,664, respectively, for the three months ended September 30, 2005 and 3,480,560 and 4,699,097, respectively, for the nine months ended September 30, 2005.  The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 2,918,583 and 4,565,379, respectively, for the three months ended September 30, 2004 and 2,878,595 and 4,593,926, respectively, for the nine months ended September 30, 2004.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)

For the three months ended September 30, 2005:
Basic EPS	$1,297	4,327,175	$0.30

Effect of dilutive securities:
Options		227,117
Convertible preferred stock		186,372
Diluted earnings per share	$1,297	4,740,664	$0.27

For the three months ended September 30, 2004:
Basic EPS	$872	2,918,583	$0.30

Effect of dilutive securities:
Options		138,431
Convertible preferred stock		1,508,365
Diluted earnings per share	872	4,565,379	$0.19

For the nine months ended September 30, 2005:
Basic EPS	$3,275	3,480,560	$0.94

Effect of dilutive securities:
Options		208,072
Convertible preferred stock		1,010,465
Diluted earnings per share	$3,275	4,699,097	$0.70

For the nine months ended September 30, 2004:
Basic EPS	$1,508	2,878,595	$0.52

Effect of dilutive securities:
Options		209,998
Convertible preferred stock		1,505,333
Diluted earnings per share	$1,508	4,593,926	$0.33

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-interest-bearing and federal funds sold.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for contingent losses on unfunded commitments.  The allowance for loan and lease losses is a valuation adjustment used to recognize impairment of the recorded investment in the Company’s loans receivable on its balance sheet before losses have been confirmed resulting in a subsequent charge-off or write-down.  The reserve for contingent losses on unfunded commitments is a liability accrual for unidentified but probable losses on the Company’s commitments to fund loans.  As of September 30, 2005, the reserve for contingent losses on unfunded commitments has been reclassified from the allowance for loan and lease losses to other liabilities.  The 2004 year end reserve for contingent losses on unfunded commitments has been reclassified to conform to the current presentation.

Provisions for credit losses charged (or credited) to operations reflect management’s judgment of the adequacy of the allowance for credit losses and are determined through periodic analysis of the loan portfolio.  This analysis includes a systematic and detailed review of the classification and categorization of problem loans; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans, concentrations of credit risk, as well as current economic conditions (particularly Southern California).  During the third quarter 2005, Management modified the methodology for evaluating the adequacy of the allowance for credit losses to (i) conform the analyses between its subsidiaries, (ii) recognize a factor for probable losses in the Company’s adjustable rate loans resulting from increasing borrower difficulty to service debt in a rising interest rate environment, and (iii) recognize a factor for greater probable losses in certain higher risk loan segments including film production finance and consumer overdrafts.  These additional factors resulted in $571,000 additional allowance for credit losses.  Management performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

During the third quarter 2005, the Company recovered $1.1 million from a loan previously charged off and the recovery was added to the allowance for loan and lease losses.  Pursuant to Management’s evaluation of the allowance for credit losses at September 30, 2005, a benefit for credit losses of $213,000 was recorded for the third quarter 2005.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Analysis of Changes in Allowance for Credit Losses

	Allowance for Loan and Lease Losses	Reserve for Contingent Losses on Unfunded Commitments	Allowance for Credit Losses
		(Dollars in thousands)
For the three months ended September 30, 2005
Balance, beginning of period	$3,669	$477	$4,146
Total loans charged-off	—	—	—
Total recoveries of loans previously charged off	1,081	—	1,081
Net charge-offs	(1,081)	—	(1,081)
Provision for credit losses	(224)	11	(213)
Balance, end of period	$4,526	$488	$5,014

For the three months ended September 30, 2004
Balance, beginning of period	$3,312	$379	$3,691
Total loans charged-off	—	—	—
Total recoveries of loans previously charged off	39	—	39
Net charge-offs	(39)	—	(39)
Provision for credit losses	132	(12)	120
Balance, end of period	$3,483	$367	$3,850

For the nine months ended September 30, 2005
Balance, beginning of period	$3,511	$417	$3,928
Total loans charged-off	6	—	6
Total recoveries of loans previously charged off	1,216	—	1,216
Net charge-offs	(1,210)	—	(1,210)
Provision for credit losses	(195)	71	(124)
Balance, end of period	$4,526	$488	$5,014

For the nine months ended September 30, 2004
Balance, beginning of period	$3,268	$367	$3,635
Total loans charged-off	35	—	35
Total recoveries of loans previously charged off	130	—	130
Net charge-offs	(95)	—	(95)
Provision for credit losses	120	—	120
Balance, end of period	$3,483	$367	$3,850

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

NOTE 5—GOODWILL AND CORE DEPOSIT INTANGIBLES

As of September 30, 2005 and December 31, 2004, the Company had recognized goodwill of $3.2 million, and net core deposit intangibles of $1.5 million and $1.6 million, respectively, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at September 30, 2005 and December 31, 2004, and accumulated amortization was $837,000 and $670,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months.  Amortization for intangibles for 2005 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other recorded indefinite-lived intangible assets.  Goodwill and other intangible assets are reviewed and assessed annually for impairment or more frequently if conditions suggest impairment may exist.

NOTE 6—INCOME TAXES

Income tax provisions of $920,000 and $642,000 were recorded for the three months ended September 30, 2005 and 2004, respectively.  Income tax provisions of $2,323,000 and $1,084,000 were recorded for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $8.3 million, which begin to expire in the year 2009; and (ii) federal alternative minimum tax “AMT” credits of $495,000.  The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset, a portion of which is comprised of the NOLS, will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 7—BENEFIT PLANS

The estimated per share weighted average fair value of options granted in the three months ended September 30, 2005 was $9.57.  There were no stock options granted in the three months ended September 30, 2004.  The estimated per share weighted average fair value of options granted in the nine months ended September 30, 2005 and 2004 was $9.58 and $6.95, respectively.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock incentive plans.  SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  Accordingly and in accordance with the principle contained in APBO 25, no compensation cost has been recognized for the options.  Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards consistent with the method of SFAS No. 123, the Company’s net income for the three months and nine months ended September 30, 2005 and 2004 would have decreased to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net income:
As reported	$1,297	$872	$3,275	$1,508

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	90	52	190	140
Pro forma	$1,207	$820	$3,085	$1,368

Income per share as reported:
Basic	$0.30	$0.30	$0.94	$0.52
Diluted	0.27	0.19	0.70	0.33
Income per share pro forma:
Basic	$0.28	$0.28	$0.89	$0.48
Diluted	0.25	0.18	0.66	0.30

The fair values of options granted during the three months ended September 30, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2005— no dividend yield, expected volatility of 43%, risk-free interest rate of 4.38%, and an expected life of 10 years; 2004— no dividend yield, expected volatility of 57%, risk-free interest rate of 4.21%, and an expected life of 10 years.

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

NOTE 8—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income (loss) was as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)

Net income	$1,297	$872	$3,275	$1,508

Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	(896)	1,017	(1,266)	1,017
Unrealized gain (loss) on interest rate floors used in cash flow hedges	(151)	—	(176)	—
Unrealized gain (loss) on securities available for sale	(281)	261	(315)	(85)
Other comprehensive income (loss), before tax	(1,328)	1,278	(1,757)	932

Income tax benefit (expense) related to items of other comprehensive income	551	(529)	730	(387)
Other comprehensive income (loss)	(777)	749	(1,027)	545
Total comprehensive income	$520	$1,621	$2,248	$2,053

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS

The Company holds fixed rate and variable rate financial assets that are funded by fixed rate and variable rate liabilities.  Consequently, they are subject to the effects of changes in interest rates.  In response to this, the Company has developed an interest rate risk management policy with the objective of mitigating financial exposure to changing interest rates.  These exposures are managed, in part, with the use of derivatives but only to the extent necessary to meet the overall goal of minimizing interest rate risk.

Derivatives are accounted for according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed.

The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged.  Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

  The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

	September 30, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Fair value hedges:
Interest rate swaps	$15,000	$(296)	$15,000	$(311)

Cash flow hedges:
Interest rate swaps	$50,000	$(743)	$50,000	$406
Interest rate floors	$75,000	$196	$—	$—

Other derivatives:
Interest rate floors	$150,000	$—	$—	$—

Fair value hedges are hedges that minimize the risk of changes in the fair values of assets, liabilities and certain types of firm commitments.  The Company uses interest rate swaps to hedge the change in fair value of its junior subordinated deferrable interest debentures.  The interest rate swaps result in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on such interest rate swaps are recognized as an adjustment to interest expense.  The net change in fair value of the derivatives and the hedged items is reported in earnings.  The fair value hedges are highly effective and therefore no ineffectiveness was recognized in current earnings related to this swap.

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows.  The Company’s cash flow hedges include certain interest rate swaps and interest rate floors used to manage the interest rate risk associated with its significant volume of adjustable rate loans.  At September 30, 2005 a loss of $435,000 was recorded in accumulated other comprehensive income and no ineffectiveness was recorded to earnings for the three months and nine months ended September 30, 2005 related to these interest rate swaps.  At September 30, 2005 a loss of $107,000 was recorded in accumulated other comprehensive income related to the interest rate floors.  Ineffectiveness related to the interest rate floors designated as cash flow hedges of $18,000 and $24,000 was charged to earnings for the three and nine months ended September 30, 2005, respectively.

Other derivatives not designated as hedges are interest rate floors that do not meet the strict criteria for hedge accounting treatment.  We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting.  Derivatives not designated as hedges are marked to market through earnings.  There was an $8,000 charge to earnings during the second quarter 2005 writing the value of this floor to zero and there was no change in market value for these derivatives recorded to earnings for the three months ended September 30, 2005.

NOTE 10— CONVERSION OF PREFERRED STOCK

Pursuant to the election of the holders of a majority of the outstanding shares of Series A Noncumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”) of National Mercantile Bancorp (the “Company”) on June 23, 2005, each outstanding share of the Company’s Series A Preferred was automatically converted into two shares of the Company’s Common Stock in accordance with the Company’s Amended and Restated Articles of Incorporation, as amended.  As a result of this conversion, 643,893 shares of Series A Preferred were converted into 1,287,786 shares of Common Stock. During the nine months ended September 30, 2005, 666,273 shares of Series A Preferred were converted into 1,332,546 shares of common stock.

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

RESULTS OF OPERATIONS OVERVIEW

The Company recorded net income of $1,297,000, or $0.30 basic earnings per share and $0.27 diluted earnings per share, for the three months ended September 30, 2005 compared to net income of $872,000, or $0.30 basic earnings per share and $0.19 diluted earnings per share, for the same period of 2004.  The increase in net income for the third quarter of 2005 was primarily due to a $761,000 increase in net interest income before the provision for credit losses resulting from increases in the prime rate lending index, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.  Third quarter 2005 net income was further enhanced by a $333,000 decrease in the provision for loan losses compared to the 2004 period offset by a $352,000 increase in noninterest expense.

Pursuant to the election of the holders of a majority of the outstanding shares of the Company’s Series A Noncumulative Perpetual Convertible Preferred Stock (the “Series A Preferred”) on June 23, 2005, each outstanding share of the Company’s Series A Preferred was automatically converted into two shares of the Company’s Common Stock in accordance with the Company’s Amended and Restated Articles of Incorporation, as amended.  As a result of this conversion, 643,893 shares of Series A Preferred were converted into 1,287,786 shares of Common Stock.  The Series A Preferred were previously included in the dilutive shares outstanding but not basic shares outstanding for earnings per share computation.

The Company recorded net income of $3.3 million, or $0.94 basic earnings per share and $0.70 diluted earnings per share, for the nine months ended September 30, 2005 compared to net income of $1.5 million, or $0.52 basic earnings per share and $0.33 diluted earnings per share, for the same period of 2004.  The increase in net income for the 2005 period was primarily due to a $3.6 million increase in net interest income before provision for credit losses resulting from increases in the prime rate lending index, interest rate swaps, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.  The provision for loan losses during the 2005 period decreased $244,000 compared to the 2004 period, while other operating income decreased $285,000 and noninterest expense increased $575,000.

Return on average assets during the third quarter and first nine months of 2005 was 1.27% and 1.11%, respectively, compared to 0.88% and 0.53% during the third quarter and first nine months of 2004, respectively.  Return on average equity during the third quarter and first nine months of 2005 was 13.77% and 12.11%, respectively, compared to 10.47% and 6.18% during the third quarter and first nine months of 2004, respectively.

NET INTEREST INCOME

Net interest income before the provision for credit losses increased $761,000 for the three months ended September 30, 2005 compared to the same quarter of 2004 due to a $1.3 million increase in total interest income partially offset by a $506,000 increase in interest expense.  Loan interest income increased $1.1 million due to an $18.1 million greater average volume of loans receivable and a 101 basis point increase in yield, resulting primarily from increases in the prime rate lending index.  During the second half of 2004 and first nine months of 2005, the Federal Reserve Bank increased the federal funds rate on eleven occasions totaling 275 basis points, after a prolonged period of accommodative monetary policy, in response to signs of increasing inflation risks.  Approximately 75% of the $330.2 million loans receivable have adjustable interest rates; accordingly, rising interest rates positively affect interest income partially offset by greater payments on our $50 million of prime rate-indexed interest rate swaps.  The greater loan volume was primarily due to the more rapid funding of construction loans originated in earlier periods and fewer payoffs of commercial real estate loans.

Interest income from securities available-for-sale increased during the third quarter 2005 compared to the third quarter 2004 due to a $3.9 million increase in average volume and a 75 basis point increase in yield.  At September 30, 2005 securities available-for-sale were $56.4 million, an increase of $19.4 million from December 31, 2004.  The purchase of securities was accelerated during the third quarter 2005 to extend the duration of portfolio assets in order to reduce the Company’s asset sensitivity.  The increase in the yield on securities available-for-sale was due to higher yields on the more recently purchased securities due to rising market interest rates.

Overall, interest-earning assets were $20.3 million greater during the third quarter 2005 than third quarter 2004 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 99 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $506,000 for the three months ended September 30, 2005 compared to the same period in 2004, due primarily to an 82 basis point increase in cost of funds.  Average interest-bearing liabilities increased $3.1 million for the third quarter 2005 compared to the same period in 2004; the composition of interest-bearing liabilities, however, changed significantly.  During the rising interest rate environment experienced during the past five quarters, the Company elected to only moderately increase transaction deposit rates and to fund runoff of these deposits with brokered certificates of deposit. This type of funding is typically higher costing and exhibits higher interest rate sensitivity.  While rates are higher on certificates of deposit, the greater interest expense on the incremental certificates of deposit needed to fund the decrease in transaction deposits is less than the impact of increasing rates on the significantly greater volume of transaction accounts.  Consequently, money market and savings deposits averaged $10.3 million less in the 2005 period compared to the 2004 period due to depositors redeploying their funds to the Company’s higher yielding certificates of deposit and alternative investments outside the Banks.  The cost of interest-bearing demand deposits and money market and savings deposits increased 29 basis points and 67 basis points, respectively, compared to the third quarter of 2004.  Time certificates of deposit averaged $23.8 million more during the third quarter 2005 than the same period in 2004 while the cost increased 89 basis points due to higher rates on new certificates and repricing of matured certificates during the higher interest rate environment.  In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals.

Additionally, other borrowings were repaid with lower cost brokered deposits.  Other borrowings during the third quarter 2005 averaged $9.9 million, or $13.1 million less than the same period in 2004.  The cost of other borrowings was 3.68% and 1.82% for the third quarters of 2005 and 2004, respectively, representing an increase of 186 basis points for the 2005 period.  Noninterest-bearing demand deposits increased $2.7 million in average volume in the third quarter 2005 compared to the same period in 2004.

The net yield on interest earning assets increased 51 basis points from 5.26% during the third quarter in 2004 to 5.77% in the third quarter in 2005, while the net interest spread increased 17 basis points from 4.81% during the third quarter in 2004 to 4.98% in the third quarter in 2005.

Net interest income before the provision for credit losses increased $3.6 million for the nine months ended September 30, 2005 compared to the same period of 2004 due to a $4.7 million increase in total interest income partially offset by a $1.1 million increase in interest expense.  Loan interest income increased $4.5 million due to $32.1 million greater average volume of loans receivable and a 133 basis point increase in yield, resulting primarily from increases in the prime rate lending index as well as interest income recorded from the interest rate swaps.  On July 1, 2004, the Banks entered into interest rate swap agreements in which they exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment of 6.925% on an aggregate notional principal amount of $50.0 million (see Note 9—Derivative Financial Instruments of the Notes to Consolidated Financial Statements for details of the swap terms).  Thus, the interest rate swaps contributed interest income for the full nine months of 2005 but only the third quarter of 2004.  The interest rate swaps contributed 16 basis points to the increase in loan yield during 2005.

Interest income from securities available-for-sale increased $219,000 during the first nine months of 2005 compared to the first nine months of 2004 due to a 55 basis point increase in yield with average volume increasing $1.6 million.  The increase in the yield on securities available-for-sale was due to higher yields on the more recently purchased securities.

Overall, interest-earning assets were $25.2 million greater during the first nine months of 2005 than first nine months of 2004 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 137 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $1.1 million for the nine months ended September 30, 2005 compared to the same period in 2004, due to an $11.0 million increase in average interest-bearing liabilities and a 59 basis point increase in cost of funds.  Interest expense on deposits increased $1.0 million for the nine months ended September 30, 2005 compared to the same period in 2004 due to a 58 basis point increase in weighted average cost and a $14.6 million increase in average interest-bearing deposits.  Relatively low costing money market and savings deposits averaged $7.8 million less in the 2005 period compared to the 2004 period.  The decrease in transactional deposits is due to depositors redeploying their funds to higher yielding certificates of deposit and alternative investments outside the Banks.  Time certificates of deposit averaged $21.3 million more during the first nine months of 2005 than the same period in 2004.  The cost of time certificates of deposit increased 76 basis points due to higher rates on new certificates and repricing of matured certificates during the higher interest rate environment.  Rising market rates of interest during the latter half of 2004 and first nine months of 2005 resulted in the cost of interest-bearing demand deposits and money market and savings deposits increasing 24 basis points and 40 basis points, respectively, compared to the first nine months of 2004.  Other borrowings during the first nine months of 2005 averaged $10.1 million, or $3.6 million less than the same period in 2004.  The cost of other borrowings was 2.97% and 2.70% for the first nine months of 2005 and 2004, respectively, representing an increase of 27 basis points in 2005 due to an increase in market rates of interest.  Noninterest-bearing demand deposits were relatively stable, with an increase of $2.2 million in average volume in the first nine months of 2005 compared to 2004.

The net yield on interest earning assets increased 102 basis points from 4.68% during the first nine months of 2004 to 5.70% in the first nine months of 2005, while the net interest spread increased 78 basis points from 4.23% during the first nine months of 2004 to 5.01% in the first nine months in 2005.

The following table presents the components of net interest income for the three months ended September 30, 2005 and 2004.

Average Balance Sheet and

Analysis of Net Interest Income

	Three Months ended
	September 30, 2005			September 30, 2004
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,604	14	3.46%	$1,558	5	1.28%
Due from banks-interest bearing	2,000	23	4.56%	2,728	12	1.75%
Securities available-for-sale	53,050	494	3.72%	49,183	365	2.97%
Securities held-to-maturity	2,954	29	3.93%	3,927	38	3.87%
Loans receivable (1) (2)	315,735	6,194	7.78%	297,602	5,067	6.77%
Total interest earning assets	375,343	6,754	7.14%	354,998	5,487	6.15%

Noninterest earning assets:
Cash and due from banks - demand	15,196			22,314
Other assets	20,428			21,694
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(5,395)			(3,891)
Total assets	$405,572			$395,115

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$34,483	46	0.53%	$31,827	19	0.24%
Money market and savings	101,809	350	1.36%	112,114	195	0.69%
Time certificates of deposit:
$100,000 or more	51,794	323	2.47%	25,371	93	1.46%
Under $100,000	24,873	161	2.57%	27,479	121	1.75%
Total time certificates of deposit	76,667	484	2.50%	52,850	214	1.61%
Total interest-bearing deposits	212,959	880	1.64%	196,791	428	0.87%
Other borrowings	9,912	92	3.68%	22,982	105	1.82%
Junior subordinated debentures	15,464	326	8.36%	15,464	259	6.66%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	—	—	—
Total interest-bearing liabilities	238,335	1,298	2.16%	235,237	792	1.34%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	128,523			125,857
Other liabilities	1,363			969
Shareholders’ equity	37,351			33,052
Total liabilities and shareholders’ equity	$405,572			$395,115

Net interest income (spread)		$5,456	4.98%		$4,695	4.81%

Net yield on earning assets (2)			5.77%			5.26%

(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $421,000 and $484,000 for the three months ended September 30, 2005 and 2004, respectively.

The following table presents the components of net interest income for the nine months ended September 30, 2005 and 2004.

Average Balance Sheet and

Analysis of Net Interest Income

	Nine Months ended
	September 30, 2005			September 30, 2004
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,932	43	2.98%	$7,823	59	1.01%
Due from banks-interest bearing	2,250	57	3.39%	3,835	40	1.39%
Securities available-for-sale	44,446	1,174	3.52%	42,889	955	2.97%
Securities held-to-maturity	3,186	94	3.93%	4,226	118	3.72%
Loans receivable (1) (2)	308,986	17,312	7.49%	276,845	12,772	6.16%
Total interest earning assets	360,800	18,680	6.92%	335,618	13,944	5.55%

Noninterest earning assets:
Cash and due from banks - demand	16,880			22,822
Other assets	20,628			21,661
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(4,611)			(3,705)
Total assets	$393,697			$376,396

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,471	113	0.47%	$31,395	55	0.23%
Money market and savings	100,814	804	1.07%	108,580	541	0.67%
Time certificates of deposit:
$100,000 or more	45,885	790	2.30%	23,867	250	1.40%
Under $100,000	25,914	455	2.35%	26,611	339	1.70%
Total time certificates of deposit	71,799	1,245	2.32%	50,478	589	1.56%
Total interest-bearing deposits	205,084	2,162	1.41%	190,453	1,185	0.83%
Other borrowings	10,132	225	2.97%	13,703	277	2.70%
Junior subordinated debentures	15,464	903	7.81%	15,464	713	6.16%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	94	1	1.42%
Total interest-bearing liabilities	230,680	3,290	1.91%	219,714	2,176	1.32%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	125,469			123,272
Other liabilities	1,404			888
Shareholders’ equity	36,144			32,522
Total liabilities and shareholders’ equity	$393,697			$376,396

Net interest income (spread)		$15,390	5.01%		$11,768	4.23%

Net yield on earning assets (2)			5.70%			4.68%

(1) The average balance of nonperforming loans has been included in loans receivable.

(2) Yields and amounts earned on loans receivable include loan fees of $1,281,000 and $1,052,000 for the six months ended September 30, 2005 and 2004, respectively.

The following table sets forth, for the periods indicated, the changes in interest earned and interest paid resulting from changes in volume and changes in rates.  Average balances in all categories in each reported period were used in the volume computations.  Average yields and rates in each reported period were used in rate computations.

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Nine Months ended September 30, 2005 vs 2004
	Increase (decrease) due to:		Net Increase
	Volume	Rate	(Decrease)

Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(44)	$28	$(16)
Interest-bearing deposits with other financial institutions	(17)	34	17
Securities available-for-sale	34	185	219
Securities held-to-maturity	(29)	5	(24)
Loans receivable (2)	1,482	3,058	4,540
Total interest-earning assets	1,426	3,310	4,736

Interest Expense:
Interest-bearing deposits:
Demand	$2	$56	$58
Money market and savings	(39)	302	263
Time certificates of deposit:
$100,000 or more	230	310	540
Under $100,000	(9)	125	116
Total time certificates of deposit	221	435	656
Total interest-bearing deposits	184	793	977
Other borrowings	(72)	20	(52)
Junior subordinated debentures	—	190	190
Federal funds purchased and securities sold under agreements to repurchase	(1)	—	(1)
Total interest-bearing liabilities	111	1,003	1,114

Net interest income	$1,315	$2,307	$3,622

(1)

The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the absolute amounts of changes in each.

(2)	Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

The Company recorded a benefit for credit losses of $213,000 for the third quarter 2005.  During the third quarter 2005, the Company recovered $1.1 million of a loan charged off in a previous period.  Management’s assessment of the adequacy of the allowance for credit losses at September 30, 2005 determined that recognition of a benefit was required.  Consequently, a benefit of $124,000 was reported for the nine months ended September 30, 2005 compared to $120,000 provision for the three months and nine months ended September 30, 2004.  See Note 4 of Notes to Consolidated Financial Statements.

OTHER OPERATING INCOME

Other operating income decreased to $278,000 during the third quarter of 2005 from $317,000 during the third quarter of 2004 primarily due to a $122,000 decrease in deposit-related and other customer services income resulting from changes in deposit fee structures to bundle services.

Other operating income decreased to $899,000 during the nine months ended September 30, 2005 from $1.2 million during the nine months ended September 30, 2004 primarily due to a $358,000 decrease in deposit-related and other customer services income resulting from changes in deposit fee structures.

OTHER OPERATING EXPENSES

Other operating expenses increased to $3.7 million for the three months ended September 30, 2005 compared to $3.4 million for the same period of 2004. Variances within operating expenses were: (i) salaries and related benefits expense increased $114,000 or 6.1% due to the addition of business development staff and increased commission expense; (ii) furniture and equipment expense increased $36,000 or 39.6% due to an increase in rental equipment and an increase in depreciation expense of fixed assets purchased; (iii) legal services expense increased $80,000 or 150.9% primarily due to activity on the settlement of a dispute over collateral securing a loan that has now been resolved; (iv) other professional services expense increased $61,000 or 27.0% due to increased costs for audit services; and, (v) other expenses increased $116,000 or 74.4% due to operating loss accruals.

Other operating expenses increased to $10.8 million for the nine months ended September 30, 2005 compared to $10.2 million for the same period of 2004.  Significant variances within operating expenses were: (i) net occupancy expense decreased $143,000 or 16.2% due to a reduction in rent from the relocation of the Company’s headquarters office and banking office in Century City; (ii) legal services expense increased $355,000 or 151.7% primarily due to activity on the settlement of a dispute over collateral securing a loan; (iii) other professional services expense increased $227,000 or 37.9% due to a productivity consultant engagement and increased costs for audit services; and (v) other expenses increased $207,000 or 55.2% due to operating loss accruals.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	September 30, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$699	$—	$1	$698
GNMA-issued/guaranteed mortgage pass through certificates	109	3	—	112
Other U.S. Government and federal agency securities	22,944	—	152	22,792
FHLMC/FNMA-issued mortgage pass through certificates	17,743	24	148	17,619
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	29	—	—	29
Privately issued corporate bonds, CMO and REMIC securities	15,239	—	107	15,132
	$56,763	$27	$408	$56,382

FRB and other equity stocks	$3,301	—	—	$3,301

	September 30, 2005
	Total	Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	Cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,795	$—	$32	$2,763

	$2,795	$—	$32	$2,763

	December 31, 2004
	Total	Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	Cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$696	$—	$2	$694
GNMA-issued/guaranteed mortgage pass through certificates	164	7	—	171
Other U.S. government and federal agency securities	23,958	—	128	23,830
FHLMC/FNMA-issued mortgage pass through certificates	9,288	76	1	9,363
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	38	—	—	38
Privately issued corporate bonds, CMO and REMIC securities	2,876	1	19	2,858
	$37,020	$84	$150	$36,954

FRB and other equity stocks	$3,076	—	—	$3,076

	December 31, 2004
	Total	Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	Cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,507	$40	$—	$3,547

	$3,507	$40	$—	$3,547

As of September 30, 2005, the Company did not hold securities of any issuer, other than U.S. government-chartered agencies, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.  At September 30, 2005 and December 31, 2004, there were no securities deemed by management to be other-than-temporarily impaired.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans - secured and unsecured	$88,281	27%	$98,429	31%
Real estate loans:
Secured by commercial real properties	128,555	39%	135,944	43%
Secured by one to four family residential properties	11,697	3%	9,405	3%
Secured by multifamily residential properties	18,891	6%	18,330	6%
Total real estate loans	159,143	48%	163,679	52%
Construction and land development	79,097	24%	50,289	16%
Consumer installment, home equity and unsecured loans to individuals	4,786	1%	2,516	1%
Total loans outstanding	331,307	100%	314,913	100%

Deferred net loan origination fees	(1,128)		(1,066)
Loans receivable, net	$330,179		$313,847

Total loans outstanding increased by $16.3 million to $330.2 million at September 30, 2005 compared to $313.8 million at December 31, 2004 due primarily to increased funding of construction loans.  The growth in construction loans was offset by a $10.1 million decline in commercial loans and a $7.4 million decline in real estate loans secured by commercial real properties.  The first half of 2005 experienced a decline in loan volume largely due to the payoff of construction loans for completed real estate projects and the lack of construction loan funding for new projects delayed by an unusually rainy winter and spring in

Southern California.  Construction loan funding increased in the third quarter 2005 as the projects moved forward.  The decrease in commercial loans and commercial real estate loans occurred primarily in the first half of 2005, when borrowers concerned about rising rates increasingly refinanced their adjustable rate loans into fixed rate loans.  The Company suffered a net outflow of these loans as competitors were willing to price the fixed rate loans at lower interest rates than the Company was willing to offer.  The refinancing activity moderated during the third quarter.  Throughout 2005, the Company’s borrowers have been repaying commercial loans and reducing the utilization of credit commitments.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	September 30,	December 31
	2005	2004
	(Dollars in thousands)

Nonaccrual loans	$313	$18
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	1,804
Nonperforming loans	313	1,822
Other real estate owned	1,056	1,056
Other nonperforming assets	—	—
Total nonperforming assets	$1,369	$2,878

Allowance for credit losses as a percent of nonaccrual loans	1446.0%	21822.2%
Allowance for credit losses as a percent of nonperforming loans	1446.0%	215.6%
Total nonperforming assets as a percent of loans receivable	0.4%	0.9%
Total nonperforming assets as a percent of total shareholders’ equity	3.7%	8.3%

ALLOWANCE FOR CREDIT LOSSES

The adequacy of the allowance for credit losses is determined through periodic analysis of the loan portfolio.  This analysis includes a systematic and detailed review of the classification and categorization of problem loans; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans, concentrations of credit risk, as well as current economic conditions (particularly Southern California).  During the third quarter 2005, Management modified the methodology for evaluating the adequacy of the allowance for credit losses to (i)

conform the analyses between the Banks, (ii) recognize a factor for probable losses in the Company’s adjustable rate loans resulting from increasing borrower difficulty to service debt in a rising interest rate environment, and (iii) recognize a factor for greater probable losses in certain higher risk loan segments including film production finance and consumer overdrafts.  The supplemental factors resulted in $571,000 additional allowance for credit losses.  Management performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

There were no loans charged off during the third quarter of 2005.  Loans charged off during the nine months ended September 30, 2005 were $6,000.  This compares to no loans being charged off during the third quarter of 2004 and $35,000 during the first nine months of 2004.  Recoveries of loans previously charged off were $1.1 million and $1.2 million during the third quarter and first nine months of 2005, respectively, compared to $39,000 and $130,000 during the third quarter and first nine months of 2004.  Pursuant to Management’s evaluation of the allowance for credit losses at September 30, 2005, a benefit for credit losses of $213,000 was recorded for the third quarter 2005.  See Note 4 of Notes to Consolidated Financial Statements.

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

DEPOSITS

Total deposits were $354.6 million and $313.5 million at September 30, 2005 and December 31, 2004, respectively.  Noninterest-bearing demand deposits increased to $124.1 million at September 30, 2005 compared to $113.9 million at December 31, 2004.  Our noninterest-bearing demand deposits experience significant variability and seasonality due to the nature of our depositors’ businesses and the cash needs of our business customers for quarterly tax payments and owner distributions.  Noninterest-bearing demand deposits declined significantly at December 31, 2004 from the fourth quarter average of $129.0 million; thus the increase at September 30, 2005 reflected a normalization following this year-end variability.  Money market deposits and savings deposits were $75.4 million and $30.2 million, respectively, at September 30, 2005 compared to $69.4 million and $32.2 million, respectively, at December 31, 2004.  Interest-bearing demand deposits, which for the most part are limited to individuals, decreased to $31.6 million at September 30, 2005 from $35.0 million at December 31, 2004.  Interest-bearing demand deposits increased significantly at December 31, 2004 from the fourth quarter average of $31.7 million, thus the decline at September 30, 2005 reflected a normalization following the year-end variability.  Time certificates of deposit (“TCDs”) increased to $93.4 million at September 30, 2005 from $63.1 million at December 31, 2004 due to an increase in brokered deposits.  There were $27.5 million in brokered TCDs at September 30, 2005 compared to $6.9 million at December 31, 2004.

During the first nine months of 2005, the Company supplemented its liquidity by increasing its use of brokers to issue three-month to one-year TCDs.  These efforts resulted in a net increase of brokered TCDs of $20.6 million from $6.9 million at December 31, 2004 to $27.5 million at September 30, 2005.

Additionally, although the Company has priced its retail certificates of deposit to encourage runoff during the past several years, in the rising rate environment experienced during the first three quarters of 2005, it has elected to only moderately increase rates on its immediately repriceable base of deposits – interest-bearing demand deposits, and savings and money market deposits – and price new time certificates of deposit to generate growth.

In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals.  Additionally, in order to generate new deposit growth, the Company has paid significantly higher rates than that paid on existing deposits.

OTHER BORROWINGS

There were $19.0 million of other borrowings, consisting of advances from the Federal Home Loan Bank, at September 30, 2005 compared to $25.9 million at December 31, 2004.  The decline in other borrowings reflected repayment at maturity due to the increase in deposits, partially offset by the increase in loan fundings and security purchases.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $34.5 million at December 31, 2004 to $37.1 million at September 30, 2005 due to the retained earnings for the nine months ended September 30, 2005 partially offset by a decrease in market value of interest rate swaps and securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At September 30, 2005, National Mercantile and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for National Mercantile and the Banks, as of September 30, 2005 and December 31, 2004.

Regulatory Capital Information

of the National Mercantile Bancorp and Banks

	Minimum
	For Capital	Well
	Adequacy	Capitalized	September 30,	December 31,
	Purposes	Standards	2005	2004
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	11.04%	9.87%
Tier 1 risk-based capital	4.00%	N/A	11.72%	10.39%
Total risk-based capital	8.00%	N/A	13.67%	12.42%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	11.01%	8.99%
Tier 1 risk-based capital	4.00%	6.00%	13.40%	10.44%
Total risk-based capital	8.00%	10.00%	14.66%	11.60%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	9.69%	9.32%
Tier 1 risk-based capital	4.00%	6.00%	8.93%	9.32%
Total risk-based capital	8.00%	10.00%	10.18%	10.29%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.

The Company’s cash and due from banks - demand was $15.1 million on September 30, 2005 compared to $14.2 million on December 31, 2004.  Due from banks-interest-bearing was $2.0 million at September 30, 2005 and $2.7 million at December 31, 2004, respectively.  There was $3.1 million in Federal funds sold at September 30, 2005 compared to no Federal funds sold at December 31, 2004.  Mercantile had $5.0 million and South Bay had $12.0 million in Federal funds lines with correspondent banks as of September 30, 2005.

National Mercantile is a legal entity separate and distinct from the Banks and, therefore, it must provide for its own liquidity.  National Mercantile’s principal sources of funds are proceeds from the sales of securities and dividends or capital distributions from the Banks.  In addition to funding its own operating expenses, National Mercantile is responsible for the payment of the interest on the outstanding Junior Subordinated Debentures.  The semiannual interest payments on the Junior Subordinated Debentures are deferrable at National Mercantile’s option, for a period up to ten consecutive semiannual payments, but in any event not beyond June 25, 2031.  National Mercantile has not deferred any interest payments.

National Mercantile’s cash and due from banks was $32,000 on September 30, 2005 compared to $174,000 at December 31, 2004.  Due from banks-interest bearing was $1.0 million at September 30, 2005 compared to $1.7 million at December 31, 2004.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive cumulative retained earnings for the foreseeable future.  South Bay had cumulative retained earnings of $2.1 million as of September 30, 2005.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is likely that such consent could not be obtained unless the distributing bank remained “well capitalized” following such distribution.

ASSET LIABILITY MANAGEMENT

The following table shows that the Company’s cumulative one-year interest rate sensitivity gap indicated a liability sensitive position of $13.9 million at September 30, 2005 compared to a liability sensitive position of $9.2 million at December 31, 2004.  This change resulted primarily from an increase in securities repricing after three months but within one year, an increase in federal funds sold and a decrease in other borrowings partially offset by a decrease in adjustable loans receivable and an increase in time certificates of deposit.

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

The Company’s interest rate sensitivity position during a period of moderate rising interest rates is expected to have a positive impact on net interest income due to the Company’s large base of noninterest-bearing deposits as well as interest rates paid on funding liabilities typically change in smaller magnitude compared to changes in the yield of its substantial adjustable earning assets.  Since interest rates began increasing in June 2004, the Company’s net interest income has in fact significantly increased with funding costs lagging the increase in earning asset yields.  This lag in funding costs could narrow future net interest margins in the event that rates paid on deposits begin rising more rapidly due to increased funding needs or competitive pressures.

In a period of declining rates, such as the environment that was experienced during 2001 and 2002, the decline is expected to have a negative effect on the Company’s net interest income as changes in the rates of interest-bearing deposits historically have not changed in similar magnitude to changes in market interest rates.  Additionally, in relatively low and declining interest rate environments, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward.  To partially mitigate the negative effects of declining interest rates on its net interest margin, during the third quarter 2005 the Company accelerated its purchases of intermediate term investment securities which were partly funded by short-term liabilities.  Additionally, the Company has entered into interest rate swap agreements and has purchased interest rate floors at various strike prices and terms that have the effect of further reducing its exposure to declining interest rates.

Rate-Sensitive Assets and Liabilities

	September 30, 2005
	Maturing or repricing in
	Less	After three	After one
	than	months	year
	three	but within	but within	After
	months	one year	5 years	5 years	Total
	(Dollars in thousands)
Rate-Sensitive Assets:
Federal funds sold and securities purchased under agreements to resell	$3,110	$—	$—	$—	$3,110
Securities at amortized cost	422	14,643	11,744	32,749	59,558
Due from banks - interest bearing	2,000	—	—	—	2,000
FRB and other stock, at cost	—	—	—	3,301	3,301
Loans receivable (1)	257,739	13,416	41,291	17,420	329,866
Interest rate swaps	—	—	50,000	15,000	65,000
Total rate-sensitive assets	263,271	28,059	103,035	68,470	462,835

Rate-Sensitive Liabilities: (2)
Interest bearing deposits:
Demand, money market and savings	137,140	—	—	—	137,140
Time certificates of deposit	32,674	51,457	9,232	—	93,363
Other borrowings	19,000				19,000
Interest rate swaps	65,000	—	—	—	65,000
Total rate-sensitive liabilities	253,814	51,457	9,232	—	314,503
Interest rate-sensitivity gap	9,457	(23,398)	93,803	68,470	148,332
Cumulative interest rate-sensitivity gap	$9,457	$(13,941)	$79,862	$148,332
Cumulative ratio of rate sensitive assets to rate-sensitive liabilities	104%	95%	125%	147%

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

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

The Company’s results of operations and financial condition are affected by many factors, including the following:

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

Allowances for credit losses are established against each segment of the loan portfolio.  At September 30, 2005, the allowance for credit losses equaled 1.37% of loans receivable and 1382.0% of nonperforming loans.  Although management believes that it has established adequate allowances for credit losses as of September 30, 2005, the credit quality of the Company’s assets is affected by many factors beyond its control, including local and national economic conditions, and the possible existence of facts which are not currently known which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default.  Accordingly, there is no assurance that the Company will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of the loan portfolio.  Increases in the provisions for credit losses would adversely affect the Company’s results of operations.

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

At September 30, 2005, a large majority of the loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, the Company’s financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of the loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, the Company could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact the ability to recover losses on properties affected by such disasters and adversely impact the Company’s results of operations.

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

•                  Expected future taxable income arising from the reversal of temporary differences adequate to realize the tax asset

A valuation allowance may be established to reduce the deferred tax asset to its realizable value.  The determination of whether a valuation allowance is necessary involves considering the positive and negative factors related to whether the deferred tax asset is more likely than not to be realized.  Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense.  A charge to earnings will be made in the event that a valuation allowance to the deferred tax asset is necessary.  No such valuation allowance existed at September 30, 2005.

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

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	November 10, 2005	/s/ Scott A. Montgomery
Scott A. Montgomery
Chief Executive Officer

DATE:	November 10, 2005	/s/ David R. Brown
David R. Brown
Principal Financial and Principal Accounting Officer