Form 10KSB
period 2005-12-31
NATIONAL MERCANTILE BANCORP
filed 2006-03-31
CIK 714801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from        to       .

Commission File Number 0-15982

NATIONAL MERCANTILE BANCORP

(Exact name of small business issuer in its charter)

California	95-3819685
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1880 Century Park East
Los Angeles, California	90067
(Address to principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 277-2265
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes       ☐ No

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the registrant’s knowledge, in definitive in response or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The issuer’s revenues for its most recent fiscal year:  $27.4 million.

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 21, 2006, was approximately $35.0 million.

The number of shares of Common Stock, no par value, of the issuer outstanding as of March 21, 2006 was 4,427,174.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Company’s Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 9-12 and 14 and is of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (Check one):      ☐ Yes    ☒ No

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB

For the Fiscal Year Ended December 31, 2005

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Shareholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

Signatures
Financial Statements
Index to Exhibits

ANNUAL REPORT ON FORM 10-K

Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which National Mercantile Bancorp (referred to as “we”, “our” or “the Company” when such reference includes National Mercantile Bancorp and its subsidiaries, collectively, “National Mercantile” when referring only to the parent company and “the Banks” when referring only to National Mercantile’s banking subsidiaries, Mercantile National Bank and South Bay Bank, N.A.) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. Statements regarding policies and procedures are not intended to imply, and should not be interpreted to mean, that we will conduct our business in accordance with such policies for any particular period of time, as we may at any time and from time to time amend or repeal such policies and adopt new policies. For discussion of the factors that might cause such a difference, see “Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation— Factors Which May Affect Future Operating Results”.

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

At December 31, 2005, we had total assets of $448.8 million, total loans, net, of $334.1 million and total deposits of $363.2 million.

Corporate History

Mercantile was organized in 1981 as a national banking association and commenced operations through an office in Century City in 1982. In 1983 National Mercantile was organized under the laws of the State of California and registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHCA”), to serve as a holding company for Mercantile.

In March 2001, Mercantile opened a regional office in Encino, California which expanded our client-focused niche banking services to the San Fernando Valley area of Los Angeles. In January 2004, Mercantile opened a loan production office in Beverly Hills, California to focus on providing banking services to those affiliated with the entertainment industry.

In December 2001, National Mercantile acquired South Bay, which had offices in Torrance and El Segundo. In January 2004, South Bay opened a loan production office in Costa Mesa to expand its lending services to the Orange County area of Southern California.

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

The Banks

Both Banks are national banks and members of the Federal Reserve System. The Banks are subject to primary supervision, examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”) and are also subject to regulations of the FDIC and the Federal Reserve. The Banks are subject to requirements and restrictions under federal law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and limitations on the types of investments that may be made and services that may be offered. Various consumer laws and regulations also affect the Banks’ operations. These laws primarily protect depositors and other customers of the Banks, rather than National Mercantile and its shareholders.

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

FDIC

The Banks are subject to examination and regulation by the FDIC under the Federal Deposit Insurance Act because their deposit accounts are insured by the FDIC.

Under FDIC regulations, each insured depository institution is assigned to one of three capital groups for insurance premium purposes — “well capitalized,” “adequately capitalized” and “undercapitalized” – which are defined in the same manner as under prompt corrective action rules, as discussed under “Capital Adequacy Requirements” below. These three groups are then divided into subgroups, which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Currently, assessment rates for insured banks range from 0% of insured deposits for well-capitalized banks with minor supervisory concerns to 0.027% of insured deposits for undercapitalized banks with substantial supervisory concerns. The FDIC may increase or decrease the assessment rate schedule semiannually.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future. South Bay had retained earnings of $3.0 million as of December 31, 2005. Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

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

Employees

At December 31, 2005, we had 77 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

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

South Bay owns a two-story stand-alone office building at 2200 Sepulveda Boulevard, Torrance, California, which serves as its principal banking office. South Bay also leases approximately 3,100 square foot in an office building in El Segundo, California for the primary purpose of providing branch banking operations in the Los Angeles airport area. The effective rent is $1.85 per month and the lease expires in January 2011. Additionally, South Bay leases 1,555 square feet in an office building in Costa Mesa, California as a loan production office in Orange County. The office has been designed to serve as a full service branch banking office in the future. The effective rent is $1.85 per square foot, or $2,877 per month. The lease expires February 2009.

We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow. We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in certain legal proceedings arising in the normal course of our business. We believe that the outcome of these matters existing as of December 31, 2005 will not have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock of National Mercantile is traded on the Nasdaq Small Cap Market under the symbol MBLA. The following table shows the high and low trade prices of the Common Stock for each quarter of 2004 and 2005 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

	Common Stock
Quarter Ended:	High	Low
March 31, 2004	$11.80	$9.24
June 30, 2004	10.45	9.18
September 30, 2004	10.63	9.45
December 31, 2004	13.75	10.41
March 31, 2005	15.70	12.70
June 30, 2005	15.87	12.26
September 30, 2005	15.91	15.05
December 31, 2005	19.60	15.50

At March 21, 2006, National Mercantile had 167 shareholders of record for its Common Stock. The number of beneficial owners for the Common Stock is higher as many people hold their shares in “street” name. At March 21, 2006, approximately 40% of the Common Stock was held in street name.

National Mercantile has not paid a cash dividend on its Common Stock for more than 10 years. As a California corporation, under the California General Corporation Law, generally National Mercantile may not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, National Mercantile’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At December 31, 2005, National Mercantile had an accumulated deficit of $7.0 million. Further, it is unlikely that its assets will ever be at least 1.25 times its liabilities. Accordingly, National Mercantile must generate net income in excess of $7.0 million before it can pay a dividend in cash or property.

In addition, National Mercantile may not pay dividends on its capital stock if it is in default or has elected to defer payments of interest under its junior subordinated deferred interest debentures.

Outstanding Awards Under All Equity Compensation Plans. The following table sets forth as of December 31, 2005 information regarding outstanding options under all of our equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders (1)	519,358	$9.62	160,059

(1) Includes the 2005 Stock Incentive Plan, 1996 Stock Incentive Plan and two stock option plans which have been terminated but under which there remain outstanding options to purchase an aggregate of 2,200 shares of National Mercantile Common Stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE LEVEL OVERVIEW

Table 1

Operations Summary

	Year Ended December 31,	Increase (Decrease)		Year Ended December 31,
	2005	Amount	%	2004
	(Dollars in thousands)
Interest income	$26,265	$6,811	35.0%	$19,454
Interest expense	5,136	2,132	71.0%	3,004
Net interest income	21,129	4,679	28.4%	16,450
Provision (benefit) for credit losses	(84)	(304)	(138.2)%	220
Other operating income	1,166	(401)	(25.6)%	1,567
Other operating expense	14,376	348	2.5%	14,028
Income before income taxes	8,003	4,234	112.3%	3,769
Income taxes	3,322	1,739	109.9%	1,583
Net income	$4,681	$2,495	114.1%	$2,186

We recorded net income of $4.7 million for 2005 compared to net income of $2.2 million for 2004. This represents basic earnings per share of $1.26 and fully-diluted earnings per share of $0.99 for 2005 compared to basic earnings per share of $0.75 per share and fully-diluted earnings per share of $0.48 for 2004. The increase in net income for 2005 was largely due to a $4.7 million increase in net interest income resulting from (i) increases in the prime rate lending index, (ii) a greater volume of interest earning assets, particularly higher yielding loans receivable and securities available-for-sale, (iii) interest rate swaps and (iv) a more rapid rise in yield on earning assets than cost of interest-bearing liabilities. Additionally, for 2005 we recorded a net benefit for credit losses due to a significant recovery of a loan previously charged off resulting in a $304,000 positive change compared to 2004. Other operating income declined $401,000 due to greater allowances for compensating balances and changes in deposit fee structures. Other operating expenses increased $348,000 in 2005, largely due to greater salaries and related expense and increased professional services.

Return on average assets for 2005 was 1.16% compared to 0.57% for 2004. Return on average equity for 2005 was 12.78% compared to 6.61% for 2004.

Total assets at December 31, 2005 were $448.8 million compared to $391.5 million at year-end 2004. Loans receivable and securities available-for-sale increased $24.7 million and $34.8 million, respectively. The increase in loans receivable was due to growth in construction and land development loans partially offset by a decline in commercial real estate loans and commercial loans - secured and unsecured.

The allowance for loan and lease losses at December 31, 2005 was $4.5 million compared to $3.5 million at December 31, 2004 reflecting net recoveries of loans previously charged off of $1.2 million during the year less the reversal of provision for credit losses of $84,000.

Total deposits at December 31, 2005 were $363.2 million compared to $313.5 million at year-end 2004. The composition of deposits at December 31, 2005 reflects a $46.4 million increase in certificates of deposit $100,000 and over, a $6.9 million increase in money market accounts, $1.1 million increase in interest-bearing demand deposits and a $2.1 million increase in noninterest-bearing demand deposits offset by a $4.0 million decrease in savings accounts and a $2.7 million decrease in certificates of deposit under $100,000. The significant increase in certificates of deposit $100,000 and over was due to the execution of a securities leverage strategy for the purpose of interest rate risk management. Other borrowed funds were $28.3 million at December 31, 2005 compared to $25.9 million at year-end 2004.

Table 2

Ratios to Average Assets

	2005	2004
Net interest income	5.22%	4.32%
Other operating income	0.29%	0.41%
Provision for credit losses	0.02%	(0.06)%
Other operating expense	(3.55)%	(3.68)%
Income before income taxes	1.98%	0.99%

Net income	1.16%	0.57%

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is the sum of the allowance for loan and lease losses and the reserve for contingent losses on unfunded commitments. The allowance for loan and lease losses is a valuation adjustment used to recognize impairment of the recorded investment in the Company’s loans receivable on its balance sheet before losses have been confirmed resulting in a subsequent charge-off or write-down. The reserve for contingent losses on unfunded commitments is a liability accrual for unidentified but probable losses on the Company’s commitments to fund loans. As of September 30, 2005, the reserve for contingent losses on unfunded commitments was reclassified from the allowance for loan and lease losses to other liabilities. The 2004 year end reserve for contingent losses on unfunded commitments was reclassified to conform to the current presentation.

The allowance for loan and lease losses represents management’s best estimate of probable loan losses in our loans receivable and commitments to fund loans. The allowance for loan and lease losses is determined based on management’s assessment of several factors: (i) reviews and evaluation of individual loans including underlying cash flow and collateral values, (ii) the level of and changes in classified and nonperforming loans, (iii) historical loan loss experiences, (iv) changes in the nature and volume of the loan portfolio, and (v) current economic conditions and the related impact on specific borrowers and industry groups.

We review and manage the credit quality of the loan portfolio through a process that includes a risk grading system, uniform underwriting criteria, early identification of problem credits, regular monitoring of any classified assets graded as “criticized” by our internal grading system, and an independent loan review process. The calculation of the adequacy of the allowance for loan and lease losses is based on this internal risk grading system as well as other factors including loan grade migration trends and collateral values.

The internal risk grading utilizes a 10-level grading system – six pass grades for unclassified loans based upon our assessment of the borrower’s ability to service the loan and the quality of the collateral and four classification grades for “criticized” loans depending on the severity of the underwriting weakness and likelihood of loss. We use a statistical grading migration analysis as part of our allowance for loan and lease losses evaluation for unclassified loans, which is a method by which the types and gradings of historical loans charged-off are related to the current loan portfolio. This analysis attempts to use historical trends in loan risk grading, nonperforming assets and concentrations that are characteristic to our portfolio and consider other factors affecting loan losses that are specific to our marketplace and customer demographic.

An allowance based upon the migration analysis is determined for various loan types and unclassified grades based upon loan risk grades and historical charge off experience. Adjustments to these allowance factors are made for consideration of, among others matters, (i) changes in underwriting standards and internal risk grading between the current loan portfolio and the historical sample, (ii) changes in the factors that resulted in historical loans charged-off, such as industry economic condition, and (iii) differences between the current economic environment and the economic environment during the period of historical loans charged-off.

Generally, the allowance for loan and lease losses established for classified loans that are collateral-dependent is based on the net realizable value of the collateral. In measuring the net realizable value of the collateral, management uses current appraisals that, among other techniques, observe market transactions of similar property and adjust for differences. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for credit losses.

On a periodic basis we engage an outside loan review firm to review our loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes our methodology for calculating the allowance for loan and lease losses based on our loss histories and policies.

We utilize our judgment to determine the provision for credit losses and establish the allowance for loan and lease losses. Each Bank’s board of directors reviews the adequacy of that Bank’s allowance for loan and lease losses on a quarterly basis. We believe, based on information known to management, that the allowance for loan and lease losses at December 31, 2005 represents the probable loan losses in loans receivable. However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for loan and lease losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for loan and lease losses and could develop an estimate that requires additional provisions for credit losses.

Goodwill and Other Intangible Assets

As discussed in Note 2 of the Notes to Consolidated Financial Statements, we must assess goodwill and other intangible assets each year, or more frequently upon the occurrence of certain events, for impairment. Impairment is the condition that exists when the carrying amount of the asset exceeds its implied fair value.

The goodwill impairment test involves comparing the fair value of South Bay with its carrying amount, including goodwill. We retained an independent valuation consultant to evaluate the goodwill as of October 1, 2005. The valuation consultant conducted the analysis utilizing two valuation methods – the income approach and the market approach.

The income approach measures the present worth of anticipated future net cash flows generated by South Bay. Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment as well as residual value and cost of capital. Our forecasts were for a three-year period reflecting average annual asset growth of 11.8%, an average loan to deposit ratio of 106%, an average net interest margin of 5.36%, and average annual return on assets of 1.57%. A 10.8% cost of capital and a $58.4 million residual value was utilized in the analysis to discount the projected cash flows.

The market approach derives a valuation by analyzing the prices at which shares of capital stock of reasonably similar companies are trading in the public market, or the transaction price at which similar companies have been acquired. The analysis identified eighteen transactions during the period from October 2002 through September 2004 involving acquired companies located in the state of California with similarities to South Bay in size and operating characteristics. Transaction multiples were considered for purchase price to (i) earnings, and (ii) tangible book value. The purchase price to earnings multiple for the South Bay acquisition was 11.38 compared to a range from 6.88 to 91.00 with an average of 28.01 for the transactions studied. The South Bay transaction purchase price to tangible book value multiple was 1.55 compared to a range of 1.35 to 3.93 with an average of 2.53 for the comparable transactions.

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

The fair value indications derived from the income approach was $55.9 million and from the two market approaches, transaction and stock price analysis, $50.2 million and $47.5 million, respectively. The fair value of South Bay under both approaches exceeds the carrying value at October 1, 2005 of $22.3 million, therefore, goodwill is not considered impaired. The testing of goodwill and other intangible assets for impairment requires re-measurement of fair values. If the future fair values were materially less than the recorded value, we would be required to take a charge against earnings to write down the goodwill and other intangible assets to the lower value.

Deferred Tax Assets

At December 31, 2005 we had total deferred tax assets of $4.2 million of which $2.5 million is represented by (i) federal NOLs of $5.0 million, which begin to expire in 2009; and (ii) a federal AMT credit carry forward of $544,000. In order to utilize the benefit of the deferred tax assets related to the NOLs, we must generate aggregate taxable income equal to the amount of the NOLs during the period prior to their expiration.

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

Derivative Instruments and Hedging

We utilize derivative instruments to manage our risk to changes in interest rates. Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133) requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge and earnings are affected only to the extent to which the hedge is not effective in achieving offsetting changes in fair value or cash flows of the hedged item. We have designated certain of our derivative instruments as hedges and consider them highly effective. Circumstances may change increasing the extent that the hedge is not effective resulting in a greater portion of the change in value of the derivative instruments being reported in earnings.

OPERATIONS SUMMARY ANALYSIS

Net Interest Income

Our earnings depend largely upon the difference between the income earned on our loans and other investments and the interest paid on our deposits and borrowed funds. This difference is net interest income. Our ability to generate net interest income is largely dependent on our ability to maintain sound asset quality and appropriate levels of capital and liquidity. Our inability to maintain sound asset quality, capital or liquidity may adversely affect (i) the ability to accommodate desirable borrowing customers, thereby inhibiting growth in quality higher-yielding earning assets; (ii) the ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

Net interest income increased $4.7 million to $21.1 million during 2005 due to a $6.8 million increase in interest income offset by a $2.1 million increase in interest expense.

Loan interest income increased $6.1 million due to $30.7 million greater average volume of loans receivable and a 133 basis point increase in yield, resulting primarily from increases in the prime rate lending index and interest rate swaps. During the second half of 2004, the Federal Reserve Bank increased interest rates 125 basis points on five occasions after a prolonged period of accommodative monetary policy in response to signs of stronger economic activity and perceived higher inflation risk. Continuing in 2005, the Federal Reserve Bank increased interest rates 200 basis points on eight occasions. Approximately 75% of our $338.6 million loans receivable at December 31, 2005, adjustable interest rates; consequently, rising interest rates positively affect interest income. In order to lessen the impact on interest income in the event of a decline in the prime rate lending index, we have entered into interest rate swaps, in which we exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment on an aggregate notional amount of $50.0 million. The higher yields earned on our loans receivable during 2005 were partially offset by the rising cost of the interest rate swaps; however, the interest rate swaps still contributed 12 basis points to the increase in loan yield compared to 2004.

The greater volume of loans receivable was due to a $41.8 million increase in construction and land development loans reflecting stronger residential construction loan demand and the funding of previously approved construction loans. Recent data and events, however, reflect slowing of national residential sales activity and slowing of the growth in residential real estate prices. While real estate activity in western states remains relatively strong, a more pronounced slowing in our lending areas would likely negatively impact the growth of our construction loans. Consumer loans increased $4.7 million primarily due to growth in our insurance premium financing.

Offsetting the growth in these loan categories, real estate loans secured by commercial real properties declined $14.3 million during 2005 due to more rapid repayment of loans than funding of newly originated loans. We have experienced rigorous price competition for commercial real estate loans, and an increase in borrower refinancing of our adjustable rate loans for fixed rate loans with other lenders, particularly as rising short-term interest rates have approached longer-term fixed interest rate levels. We have experienced strong activity in developing new business relationships, evidenced by growth in unfunded commitments, however, commercial loans – secured and unsecured, declined $9.0 million due to a decrease in utilization of lines of credit. This decrease in credit utilization is due to greater borrower liquidity resulting from relatively strong local economic activity.

Interest income from securities available-for-sale increased $719,000 during 2005 compared to 2004 due to $10.0 million greater average volume and an 82 basis point increase in yield. During the third and fourth quarter of 2005, we accelerated our investment activity as part of a strategy to further reduce the exposure of net interest income to a declining interest rate environment. The additions to securities available-for-sale have largely been low-coupon, intermediate-term, 15- and 20-year mortgage-backed security pools, purchased at a discount that we expect to have limited prepayment of principal in the event of declining interest rates (and muted term extension in rising interest rates). These investments, as well as loans receivable, have been largely financed with adjustable rate wholesale funds that will decline in cost in a falling interest rate environment. The securities available-for-sale purchased during 2005, in a period of higher interest rates, and the maturity of lower yielding securities in the portfolio, resulted in an increase in the portfolio yield.

Additionally, during 2005 we reallocated short-term lower-yielding federal funds sold, which averaged $6.0 million less than 2004, into higher yielding earning assets. Furthermore, through deposit reclassification utilizing non-transaction sub accounts, we reduced our required reserves at the Federal Reserve Bank resulting in the redeployment of $6.5 million in noninterest-bearing cash and due from banks – demand. Overall, interest-earning assets were $32.3 million greater during 2005 than 2004 while the higher interest rates and favorable change in composition to higher-yielding assets resulted in a 133 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $2.1 million for 2005 due to a $19.7 million increase in average interest-bearing liabilities and a 77 basis point increase in the weighted average cost of interest-bearing liabilities. Interest expense on deposits increased $1.8 million due to a 75 basis point rise in weighted average cost of interest-bearing deposits in addition to $20.2 million greater average volume than 2004. Time certificates of deposit $100,000 and over averaged $24.8 million greater during 2005 than 2004 due to an increased volume of brokered certificates of deposit (“Brokered CDs”). The volume of money market and savings deposits declined $4.3 million in 2005 and time certificates of deposit under $100,000 declined $1.3 million. Relatively low costing interest-bearing demand deposits averaged $1.0 million greater in 2005 than in 2004.

During the rising interest rate environment experienced during the past six quarters, we strategically elected to only moderately increase transaction deposit rates and to fund asset growth, and runoff of these deposits, with Brokered CDs. Although this type of funding is typically higher costing and exhibits higher interest rate sensitivity, the Brokered CDs facilitate our liquidity and interest rate risk management that we utilize to reduce our net interest income exposure to possible declining interest rates. The greater interest expense on the incremental Brokered CDs needed to fund asset growth, and any decrease in transaction deposits, is less than the impact of increasing rates on the significantly greater volume of transaction accounts. In a sustained rising interest rate environment, nonetheless, increases in deposit interest rates will be required to prevent net deposit withdrawals.

The cost of time certificates of deposit $100,000 and over increased 115 basis points during 2005 compared to 2004. The cost of money market and savings deposits increased 60 basis points while the cost of interest-bearing demand deposits and time certificates of deposit under $100,000 increased 24 basis points and 65 basis points, respectively.

The volume of other borrowings averaged $12.2 million and $12.6 million in 2005 and 2004, respectively. We continue to employ a liquidity strategy of maintaining relatively low levels of short-term assets and utilize Federal Home Loan Bank overnight advances, against pledged loans and securities, to fund asset and deposit fluctuations. Minimizing short-term assets and increasing short-term liabilities furthers the management of our asset sensitive balance sheet. The cost of other borrowings was 3.38% and 2.65% for 2005 and 2004, respectively, representing an increase of 73 basis points in 2005.

Noninterest-bearing demand deposits increased only slightly averaging $124.8 million and $124.7 million in 2005 and 2004, respectively. While we continue to devote resources to growing our business accounts, in a rising interest rate environment depositors generally deploy their funds into higher yielding deposits and alternative investments outside the Banks. Additionally, our escrow company customers maintained lower balances due to reduced mortgage refinancing activity in the higher interest rate environment.

Interest Rate Spread and Net Interest Margin

We analyze earnings performance using, among other measures, the interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes to the relative amount of interest earning assets and interest bearing liabilities. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board. Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate. Table 4 presents the weighted average yield on each category of interest earning assets, the weighted average rate paid on each category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for 2005, 2004 and 2003. We had no tax exempt interest income for 2005, 2004 or 2003.

Table 3

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	2005 vs 2004			2004 vs 2003
	Increase (decrease) due to:		Net Increase	Increase (decrease) due to:		Net Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(75)	$30	$(45)	$(278)	$14	$(264)
Due from banks - interest bearing	(22)	67	45	29	10	39
Securities available-for-sale	297	422	719	565	(241)	324
Securities held-to-maturity	(38)	6	(32)	10	105	115
Loans receivable (2)	1,944	4,180	6,124	1,373	743	2,116
Total interest-earning assets	2,106	4,705	6,811	1,699	631	2,330

Interest Expense:
Interest-bearing deposits:
Demand	$3	$75	$78	$14	$(60)	$(46)
Money market and savings	(30)	623	593	84	(240)	(156)
Time certificates of deposit:
$100,000 or more	368	594	962	(36)	(96)	(132)
Under $100,000	(23)	170	147	(140)	(170)	(310)
Total time certificates of deposit	345	764	1,109	(176)	(266)	(442)
Total interest-bearing deposits	318	1,462	1,780	(78)	(566)	(644)
Other borrowings	(10)	90	80	243	(272)	(29)
Junior subordinated debentures (3)	—	273	273	512	0	512
Federal funds purchased and securities sold under agreements to repurchase	(1)	—	(1)	(13)	(2)	(15)
Total interest-bearing liabilities	307	1,825	2,132	664	(840)	(176)

Net interest income	$1,799	$2,880	$4,679	$1,035	$1,471	$2,506

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

Table 4

Average Balance Sheet and

Analysis of Net Interest Income

	2005			2004			2003
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,647	$50	3.04%	$7,651	$95	1.24%	$33,829	$359	1.06%
Due from banks - interest bearing	2,187	101	4.62%	3,566	56	1.57%	1,304	17	1.30%
Securities available-for-sale	51,595	1,954	3.79%	41,603	1,235	2.97%	25,672	911	3.55%
Securities held-to-maturity	3,070	121	3.94%	4,085	153	3.75%	3,254	38	1.17%
Loans receivable (1) (2)	314,164	24,039	7.65%	283,415	17,915	6.32%	260,756	15,799	6.06%
Total interest earning assets	372,663	$26,265	7.05%	340,320	$19,454	5.72%	324,815	$17,124	5.27%

Noninterest earning assets:
Cash and due from banks - demand	16,374			22,874			22,171
Other assets	20,775			21,529			21,859
Allowance for loan and lease losses and net unrealized (loss) gain on sales of securities available-for-sale	(4,769)			(3,753)			(4,025)
Total assets	$405,043			$380,970			$364,820

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,497	$158	0.49%	$31,484	$80	0.25%	$28,269	$126	0.45%
Money market and savings	103,648	1,342	1.29%	107,981	749	0.69%	98,763	905	0.92%
Time certificates of deposit:
$100,000 or more	51,995	1,365	2.63%	27,179	403	1.48%	29,150	535	1.84%
Under $100,000	26,031	620	2.38%	27,345	473	1.73%	33,316	783	2.35%
Total time certificates of deposit	78,026	1,985	2.54%	54,524	876	1.61%	62,466	1,318	2.11%
Total interest-bearing deposits	214,171	3,485	1.63%	193,989	1,705	0.88%	189,498	2,349	1.24%
Other borrowings	12,186	412	3.38%	12,550	332	2.65%	7,500	361	4.81%
Junior subordinated debentures (3)	15,464	1,239	8.01%	15,464	966	6.25%	7,733	454	5.87%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	113	1	0.88%	609	16	2.63%
Total interest-bearing liabilities	241,821	5,136	2.12%	222,116	3,004	1.35%	205,340	3,180	1.55%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	124,789			124,699			119,789
Other liabilities	1,811			1,086			845
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net (3)	—			—			7,267
Shareholders’ equity	36,622			33,069			31,579
Total liabilities and shareholders’ equity	$405,043			$380,970			$364,820

Net interest income (interest rate spread)		$21,129	4.92%		$16,450	4.36%		$13,944	3.72%

Net yield on interest earning assets (2)			5.67%			4.83%			4.29%

(1)     The average balance of nonperforming loans has been included in loans receivable.

(2)     Yields and amounts earned on loans receivable include loan fees of $1,725,000, $1,383,000 and $882,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)     The implementation of FASB Interpretation No. 46, effective July 1, 2003 resulted in the reclassification of the Company’s Junior Subordinated Debentures from mezzanine equity to liabilities and the related interest to interest expense after June 30, 2003.

Our net interest margin increased 84 basis points from 4.83% during 2004 to 5.67% in 2005. Our net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Average noninterest bearing demand deposits were $124.8 million, representing 36.8% of average deposits, during 2005, compared to $124.7 million, representing 39.1% of average deposits, during 2004. Of these noninterest bearing demand deposits during 2005, $14.7 million or 11.8% of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $16.2 million or 13.0% of average noninterest bearing deposits during 2004. While these deposits are noninterest bearing, they are not cost free funds. Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by us to the extent that such depositors maintain certain average noninterest bearing deposits. Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers had been classified as interest expense, our reported net interest income for 2005 and 2004 would have been reduced by $370,000 and $137,000, respectively, and the net interest margin for 2005 and 2004 would have decreased 36 basis points and 4 basis points, respectively. Similarly, this would create identical reductions in other operating expense. The expense associated with these deposits increased in 2005 from 2004 despite the decrease in volume due to a greater allowance for customer services provided for these depositors.

Provision/Benefit for Credit Losses

During 2005, we recorded a benefit for credit losses of $84,000 compared to a $220,000 provision for credit losses in 2004 following our valuation assessment of the allowance for loan and lease losses and the reserve for contingent losses on unfunded commitments. Impacting the allowance in 2005, among other items, was a significant recovery of a loan previously charged off partially offset by relatively strong growth in loans receivable and unfunded loan commitments. In 2005 net recoveries were $1.2 million compared to net recoveries $73,000 in 2004.

Assuming continued loan growth, and based on the relative uncertainty regarding the state of the economy, and the level of nonperforming loans, it is anticipated that regular provisions for credit losses will be made during 2006. Credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period are sizable in relation to the allowance for loan and lease losses. Subsequent evaluation of the loan portfolio, in light of factors then prevailing, by us and our regulators may indicate a requirement for increases in the allowance for loan and lease losses through additions to the provision for credit losses.

Other Operating Income

Other operating income was $1.2 million and $1.6 million in 2005 and 2004, respectively. The decline was due to lower fees for deposit related services of $1.1 million in 2005 as compared to $1.7 million in 2004, due to higher compensating balance rates in the rising interest rate environment and a change in the deposit account fee structure. In 2004, there was a net loss of $197,000 on sales of securities available-for-sale. Fee income related to international services was $52,000 in 2005 compared to $59,000 in 2004. Investment services fees were $54,000 in 2005 compared to $53,000 in 2004.

Other Operating Expenses

Other operating expense increased $348,000 to $14.4 million in 2005, compared to $14.0 million during 2004. Salaries and related benefits increased $280,000 or 3.7% to $7.8 million, primarily due to the addition of business development staff during the year, as well as larger management bonuses and increased commissions paid to business development staff for loan production. Net occupancy expense decreased $130,000 or 11.5% to $1.0 million primarily due to the relocation of our administrative offices and the Century City banking office. Other professional services increased $273,000 or 32.0% largely due to increased audit and tax expense as well as professional services for credit workouts. Other expenses decreased $150,000 largely due to a $250,000 reserve established during 2004 in a dispute over our lien on the collateral for a loan as well as several unrelated and nonrecurring operating losses. The dispute was resolved during 2005.

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

At December 31, 2005, our deferred tax asset totaled $4.2 million, respectively, with no recorded valuation allowance.

For tax purposes at December 31, 2005, we had (i) federal NOLs of $5.0 million, which begin to expire in 2009; and (ii) a federal alternative minimum tax (“AMT”) credit carryforward of $544,000 that carries forward indefinitely.

An income tax provision of $3.3 million was recorded for 2005 compared to $1.6 million for 2004.

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

Accumulated Other Comprehensive Income

Accumulated other comprehensive income is comprised of the unrealized gain or loss on available-for-sale securities and the unrealized gain or loss on our derivative financial instruments designated as cash flow hedges, net of taxes. At December 31, 2005 the net unrealized loss on available-for-sale securities was $392,000 compared to a net unrealized loss of $39,000 at December 31, 2004. The interest rate swaps designated as cash flow hedges had an unrealized loss of $605,000 at December 31, 2005 compared to an unrealized gain of $314,000 at December 31, 2004. The interest rate floors designated as cash flow hedges had an unrealized loss of $157,000 at December 31, 2005. We had no interest rate floors as of December 31, 2004.

FINANCIAL CONDITION

Regulatory Capital

The following table sets forth (i) the minimum regulatory capital requirements for National Mercantile and the Banks; (ii) the capital requirements for the Banks to be “well capitalized” under the prompt corrective action rules; and (iii) the regulatory capital ratios of National Mercantile and the Banks as of the dates indicted in 2004 and 2005.

Table 5

Regulatory Capital Information

of the National Mercantile and Banks

	Minimum For Capital Adequacy	Well Capitalized	December 31,
	Purposes	Standards	2005	2004
National Mercantile Bancorp:
Tier 1 capital to average assets	4.00%	N/A	10.80%	9.87%
Tier 1 capital to risk weighted assets	4.00%	N/A	12.06%	10.39%
Total capital to risk weighted assets	8.00%	N/A	13.87%	12.42%

Mercantile National Bank:
Tier 1 capital to average assets	4.00%	5.00%	10.49%	8.99%
Tier 1 capital to risk weighted assets	4.00%	6.00%	13.59%	10.44%
Total capital to risk weighted assets	8.00%	10.00%	14.84%	11.60%

South Bay Bank, NA:
Tier 1 capital to average assets	4.00%	5.00%	9.04%	9.32%
Tier 1 capital to risk weighted assets	4.00%	6.00%	9.00%	9.32%
Total capital to risk weighted assets	8.00%	10.00%	10.22%	10.29%

National Mercantile’s Tier I capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $46.8 million and $38.2 million at December 31, 2005 and 2004, respectively. National Mercantile’s Tier 1 capital increased in 2005 as a result of net income, exercised stock options and a reduction of the portion of deferred tax asset disallowed for regulatory capital purposes. Federal Reserve capital rules allow trust preferred securities to represent up to 25% of Tier 1 capital with the balance treated as Tier 2 capital for the Total risk-based Capital ratio. At December 31, 2005 and 2004, Trust Preferred Securities represented $12.8 million and $11.5 million, respectively, of National Mercantile’s Tier 1 capital, and $2.2 million and $3.5 million, respectively, of its Tier 2 capital. Disallowed against National Mercantile’s Tier 1 capital is $3.2 million of goodwill recorded in the acquisition of South Bay, $1.4 million of other intangible assets and $1.1 million of deferred tax asset based upon estimated earnings.

Mercantile’s Tier 1 capital was $24.8 million and $19.4 million at December 31, 2005 and 2004, respectively. The increase in Tier 1 capital during 2005 was due to net income and the decrease of the portion of deferred tax asset disallowed for regulatory capital purposes.

South Bay’s Tier 1 capital at December 31, 2005 was $18.7 million compared to $17.1 million at December 31, 2004. The increase is due to net income in 2005.

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

Our deposit base provides the majority of our funding requirements. Deposits, a relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 92.7% and 92.3 % of funding for average total assets during 2005 and 2004, respectively. The other borrowings, specifically Federal Home Loan Bank (“FHLB”) advances, which averaged $12.2 million during 2005 compared to $12.6 million during 2004, and federal funds purchased and securities sold under agreements to repurchase, which had no balances in 2005 compared to $113,000 in 2004, comprise the balance of the liability funding. The other borrowings during 2005 and 2004 were used to fund higher yielding loans and securities.

Also, federal funds sold and securities purchased under resale agreements that may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $1.6 million during 2005, as compared to $7.7 million during 2004.

The portfolio of available-for-sale securities is an additional source of liquidity, which averaged $51.6 million during 2005 compared to $41.6 million in 2004. The securities available-for-sale increased in 2005 due to the deployment of funds into securities pending redeployment into loans. Except for a relatively small amount of securities pledged to collateralize public funds, deposits of bankruptcy estates and our swaps, our securities are pledged to the FHLB to secure immediately available borrowings. At December 31, 2005, $64.4 million of securities were pledged to the FHLB and an additional $38.0 million borrowing capacity remained. There were no unpledged investment securities at December 31, 2005. Maturing loans also provide liquidity, of which $175.6 million of the Banks’ loans are scheduled to mature in 2006.

Net cash provided by operating activities totaled $7.9 million in 2005 compared to $5.4 million in 2004. The primary source of funds is net income from operations adjusted for provision for credit losses and depreciation and amortization. Net cash used in investing activities totaled $61.4 million in 2005 compared to $61.0 million net cash used in investing activities in 2004. The increase in cash used by investing activities was primarily due to an increase in purchases of securities available-for-sale partially offset by a decrease in loan originations, net of loan paydowns and payoffs. Net cash provided by financing activities was $52.9 million in 2005 compared to $33.2 million provided by financing activities in 2004. The increase in 2005 net cash provided resulted primarily from an increase in time certificates of deposit offset by a decrease in other borrowed funds.

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

Interest rate sensitivities are monitored through the use of simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest environments. Table 6 shows the change in net interest income for one year given a 200 basis point decrease and increase in interest rates at December 31, 2005 based upon our interest rate simulation model:

Table 6

Net Interest Income at Risk Modeling

	Interest rate scenario
	200 Basis Point Decrease			Base	200 Basis Point Increase
	Amount	Change from Base Amount	Percent	Amount	Amount	Change from Base Amount	Percent
Change in net interest income:
Months one through twelve	$22,334	$(891)	3.84%	$23,225	$23,887	$662	2.85%
Months thirteen through twenty-four	21,400	(1,825)	-7.86%	23,258	24,604	1,379	5.94%
Total for twenty-four months	$43,734	$(2,716)	5.91%	$46,483	$48,491	$2,041	4.32%

The model results reflect a net interest income exposure to declining interest rates. Our asset sensitivity in a declining interest rate scenario will have a negative effect on our net interest income as changes in the rates of interest bearing deposits historically have not changed proportionately with changes in market interest rates. Additionally, in low and declining interest rate environments, such as the environment experienced in 2003, the interest rates paid on funding liabilities may begin to reach floors preventing further downward adjustments while rates on earning assets continue to adjust downward. This condition will likewise have a negative impact on our net interest income. Conversely, our asset sensitivity in a rising interest rate environment is expected to have a positive affect on earnings as a greater amount of earning assets than funding liabilities reprice upward and historically the rates of interest bearing deposits adjust upward more slowly and in smaller increments.

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

Investment Securities

We invest in investment securities consisting primarily of U.S. agency securities and mortgage-related securities to: (i) generate interest income pending the ability to deploy those funds in loans meeting our lending strategies; (ii) increase net interest income where the rates earned on such investments exceed the related cost of funds, consistent with the management of interest rate risk; and (iii) provide sufficient liquidity in order to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost efficient basis. During 2005 and 2004, we held no tax-exempt securities.

We generally classify our investment securities as available-for-sale except for investment securities we have the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities.

Table 7 provides certain information regarding our investment securities.

Table 7

Estimated Fair Values of and Unrealized Gains and Losses on Investment Securities

	December 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value

	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$—	$599
GNMA-issued/guaranteed mortgage pass through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Privately issued corporate bonds, CMO and REMIC securities	17,290	3	217	17,076
	$72,428	$65	$735	$71,758

FRB and other stock	$3,809	—	—	$3,809

	December 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,612	$—	$40	$2,572
	$2,612	$—	$40	$2,572

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$696	$—	$2	$694
GNMA-issued/guaranteed mortgage pass through certificates	164	7	—	171
Other U.S. government and federal agency securities	23,958	—	128	23,830
FHLMC/FNMA-issued mortgage pass through certificates	9,288	76	1	9,363
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	38	—	—	38
Privately issued corporate bonds, CMO and REMIC securities	2,876	1	19	2,858
	$37,020	$84	$150	$36,954

FRB and other stock	$3,076	—	—	$3,076

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,507	$40	$—	$3,547

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$600	$—	$1	$599
GNMA-issued/guaranteed mortgage pass through certificates	351	12	—	363
Other U.S. government and federal agency securities	12,758	45	4	12,799
FHLMC/FNMA-issued mortgage pass through certificates	3,828	161	—	3,989
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	56	1	—	57
Mortgage mutual funds	10,000	—	98	9,902
Privately issued corporate bonds, CMO and REMIC securities	3,163	5	—	3,168
	$30,756	$224	$103	$30,877

FRB and other stock	$1,872	—	—	$1,872

	December 31, 2003
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands )
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$4,597	$43	$—	$4,640
	$4,597	$43	$—	$4,640

At December 31, 2005, we held no securities from any issuer other than by U.S. government agencies and corporations in which the aggregate book value exceeded 10% of our shareholders’ equity.

Our present strategy is to extend the duration of the portfolio to further reduce our balance sheet asset sensitivity with investments with only moderate risk of term extension and only limited prepayments. Table 8 sets forth information concerning the contractual maturity of and weighted average yield of our investment securities at December 31, 2005.

Table 8

Maturities of and Weighted Average Yields on Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Total	Weighted Average Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$—	—	$599	4.32%	$—	—	$—	—	$599	4.32%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	100	5.98%	100	5.98%
Other U.S. government and federal agencies.	7,867	2.31%	7,940	3.12%	—	—	1,972	0	17,779	2.77%
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	234	4.96%	2,354	4.41%	31,075	4.96%	33,663	4.92%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	2	5.93%	—	—	2,539	0	2,541	5.49%
Privately issued corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	—	—	17,076	0	17,076	4.95%
	$7,867	2.31%	$8,775	3.25%	$2,354	4.41%	$52,762	4.92%	$71,758	4.41%

Amortized cost	$7,894		$8,873		$2,389		$53,272		$72,428

FRB and other stocks	$3,809	4.94%	$—	—	$—	—	$—	—	$3,809	4.94%

	Within one year		After one but within five years		After five but within ten years		After ten years		Total	Weighted Average Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands )
Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$—	—	$—	—	$2,612	4.29%	$—	—	$2,612	4.29%
	$—	—	$—	—	$2,612	4.29%	$—	—	$2,612	4.29%

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

Entertainment industry customers include television, music and film production companies, talent agencies, individual performers, directors and producers (whom we attract by establishing relationships with business management firms), and others affiliated with the entertainment industry. Professional service customers include legal, accounting, insurance and advertising firms and their individual directors, officers, partners and shareholders. Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers.

Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated:

Table 9

Loan Portfolio Composition

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount (1)	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans - secured and unsecured	$89,474	26%	$98,429	31%	$76,699	29%	$86,015	32%	$85,292	33%
Real estate loans:
Secured by commercial real properties	121,641	36	135,944	43	132,320	51	119,872	44	95,142	36
Secured by one to four family residential properties	10,498	3	9,405	3	8,167	3	10,797	4	27,069	10
Secured by multifamily residential properties	18,663	6	18,330	6	13,071	5	12,596	4	8,492	3
Total real estate loans	150,802	44	163,679	52	153,558	59	143,265	52	130,703	49
Construction and land development	92,077	27	50,289	16	27,210	11	37,934	14	30,811	12
Consumer installment, home equity and unsecured loans to individuals	7,239	2	2,516	1	3,510	1	5,566	2	15,306	6
Total loans outstanding	339,592	100%	314,913	100%	260,977	100%	272,780	100%	262,112	100%

Deferred net loan origination fees and purchased loan discount	(1,034)		(1,066)		(728)		(458)		(144)
Loans receivable, net	$338,558		$313,847		$260,249		$272,322		$261,968

(1) Increase in loans receivable commencing in 2001 reflects the acquisition of South Bay in December, 2001.

Our lending officers have limited authority to originate loans and require approvals from our more senior credit officers or our loan approval committee for loans over $150,000. The Banks may not make any loan, with certain limited exceptions, in excess of their loan to one borrower limit under applicable regulations ($4.1 million for Mercantile and $3.2 million for South Bay at December 31, 2005). If a Bank’s borrower requests a loan in excess of these amounts we may originate the loan with the participation of the other Bank or other lenders. At December 31, 2005 we had $40.4 million in loans originated and serviced by other banks in which we purchased a non-recourse participation. These participation loans had $30.4 million of unfunded commitments as of December 31, 2005. We generally purchase participations in loans from other banks in which we have a reciprocal alliance to purchase loan participations from us. We have not taken a subordinate credit position on any loan participations purchased or sold. The bank originating the loan services the loan, typically without compensation.

Commercial Loans. We offer adjustable and fixed rate secured and unsecured commercial loans for working capital, the purchase of assets and other business purposes. Loan amounts typically range from $100,000 to $3.0 million. We underwrite these loans primarily on the basis of the borrower’s ability to service the debt from cash flow without reliance on the liquidation of the underlying collateral, where applicable. These loans generally have maturity terms of 12 months and are typically renewed.

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

Real Estate Loans. We offer adjustable and fixed rate secured loans to finance the purchase or holding of commercial real estate, single family (one to four) residences and multi-family residences. These loans generally have maturities ranging from three to fifteen years and payments based on a 15 to 25 years amortization schedule. The original principal amount of a real estate loan generally does not exceed 65% to 75% of the appraised value of the property (or the lesser of the appraised value or the purchase price for the property if the loan is made to finance the purchase of the property). We require a current appraisal in connection with the origination of each real estate loan.

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

Consumer Installment Loans and Home Equity Lines of Credit. We offer consumer loans and home equity lines of credit in amounts generally less than $100,000. Home equity lines of credit provide the borrower with a line of credit in an amount that generally does not exceed 80% of the appraised value of the borrower’s residence net of senior mortgages. Consumer loans are primarily adjustable rate open ended unsecured loans (such as credit card loans) but also include fixed rate term loans (generally under five years) to purchase personal property, which are secured by that personal property. These loans (other than purchase money loans) generally provide for monthly payments of interest and a portion of the outstanding principal balance.

Industry Concentrations

Our board of directors has limited our exposure to industry concentration by policy and we regularly monitor such concentration based upon our borrowers’ North American Industry Classification System codes. The limits range from 5% to 50% of total loans depending on industry type. Loans to the entertainment industry, healthcare industry and community-based nonprofit organizations, individually, were less than 10% of total loans outstanding at December 31, 2005 and 2004.

Loan Rate Composition and Maturities

Of our total loans outstanding, excluding loans on nonaccrual, 73.7% and 77.1% had adjustable rates at December 31, 2005 and 2004, respectively. Adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis.

Of our total loans outstanding, excluding nonaccrual loans, at December 31, 2005, 51.1% were due in one year or less, 33.0% were due in 1-5 years and 15.9% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which its borrowers will renew their loans, Table 11 is based on contractual maturities.

Table 11

Loan Maturities

	December 31, 2005
	Adjustable interest rates	Fixed Interest rates	Total

	(Dollars in thousands)
Aggregate maturities of total loans outstanding:
Commercial loans -
In one year or less	$40,703	$13,669	$54,372
After one year but within five years	11,801	13,895	25,696
After five years	8,339	748	9,087
Real estate loans -
In one year or less	28,501	5,682	34,183
After one year but within five years	48,295	28,188	76,483
After five years	22,111	18,025	40,136
Construction and land development loans -
In one year or less	79,433	—	79,433
After one year but within five years	3,770	4,103	7,873
After five years	4,771	—	4,771
Consumer installment, home equity lines of credit and unsecured loans to individuals -
In one year or less	1,359	4,022	5,381
After one year but within five years	724	1,134	1,858
After five years	—	—	—
Total loans outstanding (1)	$249,806	$89,466	$339,273

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

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We had outstanding loan commitments aggregating $120.8 million at December 31, 2005, substantially all of which were for construction loans and commercial lines of credit.

Standby letters of credit are conditional commitments issued by us to secure the financial performance of a customer to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We use the same credit underwriting policies in accepting such contingent obligations as we do for loans. When deemed necessary, we hold appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties. At December 31, 2005 letters of credit amounted to $1.1 million. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings (“TDR’s”), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status, and are accruing interest as described below. Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan. Other than loans included in nonperforming assets at December 31, 2005, we had no loans that cause management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and we had no other interest earning assets that were considered impaired at December 31, 2005. Information about nonperforming assets is presented in Table 12.

Table 12

Nonperforming Assets

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Nonaccrual loans	$319	$18	438	$5,787	$7,807
Troubled debt restructurings	—	—	—	—	953
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	1804	—	209	642
Nonperforming loans	319	1822	438	5,996	9,402
Other real estate owned	1,056	1056	925	1,000	—
Other assets-SBA guaranteed loan	—	—	—	—	—
Total nonperforming assets	$1,375	$2,878	1,363	$6,996	$9,402

Allowance for loan and lease losses as a percent of nonaccrual loans	1400.6%	21822.2%	829.9%	83.7%	83.8%
Allowance for loan and lease losses as a percent of nonperforming loans	1400.6%	215.6%	829.9%	80.8%	69.6%
Total nonperforming assets as a percent of loans receivable	0.4%	0.9%	0.5%	2.6%	3.6%
Total nonperforming assets as a percent of total shareholders’ equity	3.6%	7.5%	4.3%	22.4%	36.9%

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

When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results. Income on such loans is then recognized only to the extent that cash is received, and, where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower’s current financial condition, historical repayment performance and other factors. Accrual of interest is resumed only when (i) principal and interest are brought fully current, and (ii) such loans are either considered, in management’s judgment, to be fully collectible or otherwise become well secured and in the process of collection. (See “Net Interest Income” for a discussion of the effects on operating results of nonperforming loans.)

Nonaccrual loans increased to $319,000 at December 31, 2005, from $18,000 at December 31, 2004, representing a single secured commercial loan. The value of the collateral securing this loan may not be adequate to avoid a charge off of a portion of the credit. The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $11,000 and $12,000 for 2005 and 2004, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 1 basis point and 0 basis point for 2005 and 2004, respectively.

Troubled Debt Restructurings. A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2005 and 2004 and for the years then ended we had no TDRs and accordingly, no interest income was recorded in 2005 and 2004 on TDRs.

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

We had no loans contractually past due 90 days and still accruing interest at December 31, 2005 and had $1.8 million in such loans at December 31, 2004. This balance at year-end 2004 represented a single loan secured by a commercial real estate property. Our loan amount represents 67% of the appraised value of the property, which the borrower has entered into an agreement for sale and is pending escrow.

Other Real Estate Owned. We carry OREO at the lesser of our recorded investment or the fair value less estimated costs to sell. We periodically revalue OREO properties and charge other expenses for any further write-downs. We had $1.1 million recorded as OREO at December 31, 2005 and December 31, 2004. The property was sold in February of 2006 with a small gain.

Impaired Loans. Due to the size and nature of the our loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis. At December 31, 2005 and 2004, and for the years then ended, none of our loans were impaired.

Foregone interest income attributable to nonperforming loans amounted to $11,000 in 2005 and $12,000 in 2004. This resulted in a reduction in yield on average loans receivable of 0 basis point and 1 basis points for the years ended December 31, 2005 and 2004, respectively.

Other Interest Bearing Assets. We had no other interest bearing assets that were past due, nonaccrual or experiencing credit difficulties.

Allowance for Loan and Lease Losses

The allowance for credit losses is the sum of the allowance for loan and lease losses and the reserve for contingent losses on unfunded commitments. The allowance for loan and lease losses is a valuation adjustment used to recognize impairment of the recorded investment in the loans receivable on our balance sheet before losses have been confirmed resulting in a subsequent charge-off or write-down. The reserve for contingent losses on unfunded commitments is a liability accrual for unidentified but probable losses on our commitments to fund loans. As of September 30, 2005, the reserve for contingent losses on unfunded commitments was reclassified from the allowance for credit losses to other liabilities. The 2004 year end reserve for contingent losses on unfunded commitments was reclassified to conform to the current presentation.

The calculation of the adequacy of the allowance for loan and lease losses is based on a variety of factors (see Allowance for Loan and Lease Losses under Critical Accounting Policies). Table 13 presents, at the dates indicated, the composition of our allocation of the allowance for loan and lease losses to specific loan categories. Our current practice is to make specific allocations of the allowance for loan and lease losses to criticized and classified loans, and unspecified allocations to each loan category based on our risk assessment. This allocation should not be interpreted as an indication that loan charge-offs will occur in the future in these amounts or proportions, or as an indication of future charge-off trends. In addition, the portion of the allowance for loan and lease losses allocated to each loan category does not represent the total amount available for future losses that may occur within such categories, since the total allowance for loan and lease losses is applicable to the entire portfolio.

Table 13

Allocation of Allowance For Loan and Lease Losses

	December 31,
	2005	%(1)	2004	%(1)	2003	%(1)	2002	%(1)	2001	%(1)
	(Dollars in thousands)

Commercial loans - secured and unsecured	$1,177	26%	$1,097	31%	$1,068	29%	$1,528	31%	$2,128	33%
Real estate loans:
Secured by commercial real properties	1,600	36	1,516	43	1,843	51	2,129	44	2,376	36
Secured by one to four family residential properties	138	3	105	3	114	3	192	4	675	10
Secured by multifamily residential properties	246	5	204	6	182	5	224	5	212	3
Total real estate loans	1,984	44	1,825	52	2,139	59	2,545	53	3,264	49
Construction and land development	1,211	27	561	16	379	11	674	14	769	12
Consumer installment, home equity lines of credit and unsecured loans to individuals	95	2	28	1	49	1	99	2	381	6
Allowance allocable to loans receivable	$4,468	100%	$3,511	100%	$3,635	100%	$4,846	100%	$6,541	100%

(1) Percentage of loans in each category to total loans.

The allowance for loan and lease losses at December 31, 2005 was $4.5 million compared to $3.5 million at December 31, 2004. The allowance was affected by net recoveries of $1.2 million partially offset by a $84,000 benefit for credit losses. Total net loan recoveries in 2004 were 73,000. The benefit for credit losses was recorded in 2005 based upon our analysis of the adequacy of allowance for credit losses.

The allowance for loan and lease losses for classified loans graded as “criticized” by our internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that we periodically evaluate. The allowance for unsecured classified loans is based upon the severity of the credit weakness based upon an analysis of our historical loan loss experience over a 10 year period. The volume of more severely classified loans – “substandard” and “doubtful” – decreased to $3.5 million at December 31, 2005 from $8.8 million at year end 2004.

Table 14 presents an analysis of changes in the allowance for loan and lease losses during the periods indicated:

Table 14

Analysis of Changes in Allowance for Loan and Lease Losses

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance, beginning of period	$3,511	$3,635	$4,846	$6,542	$2,597
Loan charged off:
Commercial loans - secured and unsecured	6	49	2,697	3,849	387
Real estate loans:
Secured by commercial real properties	—	—	75	44	—
Secured by one to four family residential properties	—	—	38	—	—
Secured by multifamily residential properties	—	—	—	—	—
Total real estate loans	—	—	113	44	—
Construction and land development	—	—	—	31	—
Consumer installment, home equity and unsecured loans to individuals	4	8	41	138	104
Total loan charge-offs	10	57	2,851	4,062	491

Recoveries of loans previously charged off:
Commercial loans - secured and unsecured	1,214	94	291	189	227
Real estate loans:
Secured by commercial real properties	—	6	13	—	—
Secured by one to four family residential properties	—	—	1	—	6
Secured by multifamily residential properties	—	—	—	—	—
Total real estate loans	—	6	14	—	6
Construction and land development	—	—	—	191	—
Consumer installment, home equity and unsecured loans to individuals	2	30	70	61	40
Total recoveries of loans previously charged off	1,216	130	375	441	273
Net (recoveries) charge-offs	(1,206)	(73)	2,476	3,621	218
Provision (benefit) for credit losses	(84)	220	1,265	1,925	517
Allowance for unfunded commitments transferred to other liabilities	(165)	(417)	—	—	—
Allowance acquired in acquisition of South Bay Bank, N.A.	—	—	—	—	3,646
Balance, end of period	$4,468	$3,511	$3,635	$4,846	$6,542

Net loan (recoveries) charge-offs as a percentage of allowance for loan and lease losses	-26.99%	-1.86%	68.12%	74.72%	3.33%
Net loan (recoveries) charge-offs as a percentage of average gross loans outstanding during the period	-0.38%	-0.03%	0.95%	1.42%	0.19%
Recoveries of loans previously charged off as a percentage of loans charged off in the previous year	2133.33%	4.56%	9.23%	89.82%	231.36%

The allowance for loan and lease losses increased in 2005 primarily due to (i) the growth in loans receivable during 2005, (ii) expansion of higher risk film production lending, (iii) the increased credit risk to adjustable rate borrowers in a rising interest rate environment, and (iv) an increase in the average size of individual loans in our portfolio. There was no addition to the allowance for loan and lease losses charged to earnings in 2005; based upon our valuation assessment we recorded a benefit for credit losses as a result of the recovery of a loan previously charged off. Factors influencing our judgments regarding provisions for credit losses included: 2004 – growth in loans receivable and unfunded commitments; 2003, 2002, and 2001 – the level of problem credits and charge offs.

Deposits

We emphasize developing business client relationships at both Banks in order to increase our core deposit base. We offer internet-based cash management services and, for many business customers, provide regular courier service between their business locations and our banking offices. Additionally, we attract deposits in serving the specific market niches of escrow and title companies and community-based nonprofit organizations. Each Bank offers its own rates in order to compete in its specific markets. We have entered new geographic markets first with loan production offices with the intention of later converting the offices to full service branch banking offices.

Table 15

Average Deposit Composition

	December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Noninterest-bearing demand deposits:
Real estate title and escrow company customers.	$14,692	4%	$16,247	5%	$26,990	8%
Other noninterest-bearing demand	110,097	32%	108,452	34%	92,799	29%
Interest-bearing demand	32,497	10%	31,484	10%	28,269	9%
Money market and savings	103,648	31%	107,981	34%	98,763	31%
Time certificates of deposit:
Other:
$100,000 or more	51,995	14%	27,179	9%	29,150	9%
Under $100,000	26,031	8%	27,345	9%	33,316	10%
Total time certificates of deposit	78,026	23%	54,524	17%	62,466	20%
Total deposits	$338,960	100%	$318,688	100%	$309,287	100%

During 2005 we increased the use of Brokered CDs which are classified as time certificates of deposits $100,000 and over. We use Brokered CDs to supplement our liquidity and achieve other asset liability management objectives (see the discussion under Net Interest Income). Brokered deposits are wholesale certificates of deposit placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that exceed the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At December 31, 2005 we had total brokered deposits of $37.5 million all of which had maturities within 12 months.

The Federal Reserve Bank increased the target fed funds rate thirteen times beginning in the second half of 2004 and market short term interest rates likewise increased. In order to improve net interest margins, we increased the rates paid on our nonmaturity deposits relatively little. Other financial institutions have increased the rates paid on their deposits more rapidly. While our customers are typically less rate sensitive due to the business relationships with us, it is difficult to grow deposits without offering very competitive rates. Consequently, during the second half of 2004 and 2005 we increased Brokered CDs and began offering very competitive rates on certain certificates of deposit targeted to new customers in order to fund our asset growth and any deposit runoff. While these sources of funds are relatively high costing deposits, the higher rates impact only the incremental deposits acquired through these means.

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

During 2005, competition from other financial institutions and a decline in residential purchase and refinance activity resulted in a decline in noninterest-bearing deposits for real estate title and escrow company customers.

Table 16

Maturities of Time Certificates of Deposit

$100,000 or more

	December 31,
	2005	2004
	(Dollars in thousands)

Time certificates of deposit maturing:
In three months or less	$45,027	$19,680
After three months but within six months	14,459	5,562
After six months but within twelve months	24,377	10,548
After twelve months	3,605	5,321
Total time certificates of deposit $100,000 or more	$87,468	$41,111

Deposit Concentrations

At December 31, 2005 a single depositor represented $23.1 million, or 6.8%, of our total deposits. Our ten largest depositors represented $43.4 million, or 14.3%, of our total deposits. We maintain contingent sources of liquidity to buffer changes in our deposit balances.

Borrowed Funds

Borrowed funds and related weighted average rates are summarized below in Table 17.

Table 17

Borrowed Funds

	2005				2004				2003
	Year-end		Average		Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Federal funds purchased and securities sold under repurchase agreements	$—	—	$—	—	$—	—	$113	0.88	$399	2.20%	$609	2.63%

FHLB advances	28,337	4.10%	12,186	3.38%	28,337	4.10%	12,186	3.38%	7,500	4.70%	7,500	4.81%

We had no securities sold with agreements to repurchase during 2005. The maximum amount of securities sold with agreements to repurchase at any month end during 2004 and 2003 was zero and $800,000, respectively.

The maximum amount of other borrowings at any month end was $28.3 million during 2005, $31.9 million during 2004 and $7.5 million during 2003.

At December 31, 2005, we had $28.3 million of borrowed funds, all were overnight borrowings and the balances scheduled to mature during 2006.

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

Off-Balance Sheet Arrangements

Interest Rate Swaps

We utilize interest rate swaps to manage the risk associated with changes in interest rates and to help us maintain a stable growth of income (see Interest Rate Risk Management above and Note 13 of the Notes to the Consolidated Financial Statements). Our interest rate swaps increased interest income $372,000 and increased interest expense $3,000 for the year ended December 31, 2005. Certain of our interest rate swaps are designated cash flow hedges. The change in market value of cash flow hedges, net of income taxes, is included in Accumulated Other Comprehensive Income. As of December 31, 2005 we had $605,000 Accumulated Other Comprehensive Income related to our interest rate swaps. During periods of declining interest rates, the benefits from our interest rate swaps will increase partially offsetting the negative effect that declining interest rates have on our income. Conversely, during periods of rising interest rates, the benefits from our interest rate swaps will decline but will be more than offset by the positive effect that rising interest rates have on our income from loans.

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2005.

Table 18

Contractual Obligations

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(Dollars in thousands)
Commitment to fund loans	$120,822	$—	$—	$—	$120,822
Commitments under letters of credit	1,052	—	—	—	1,052
Deposits	355,539	7,669	—	—	363,208
Borrowings	28,337	—	—	15,464	43,801
Interest expense	1,307	2,614	2,614	33,434	39,968
Operating lease obligations	693	1,403	1,012	1,563	4,671
Other liabilities	3,288	—	—	—	3,288
Total	$511,038	$11,686	$3,626	$50,461	$576,810

The obligations are categorized by their contractual due dates. Approximately $70.6 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months. The balance of the commitments to fund loans is primarily revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Additionally, payments due for deposits reflect the contractual terms with our depositors to withdraw deposits, however, we do not anticipate the withdrawal of these deposits. Total contractual obligations, therefore, do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Ratios

The following Table 19 sets forth selected financial ratios:

Table 19

Selected Performance Ratios

	For the Year Ended December 31,
	2005	2004	2003

Return on average assets	1.16%	0.57%	0.06%
Return on average shareholders’ equity	12.78%	6.61%	0.66%
Average shareholders’ equity to average assets	9.04%	8.68%	8.66%

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1-Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

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

Our allowances for loan and lease losses may be inadequate.

We establish allowances for loan and lease losses against each segment of our loan portfolio. At December 31, 2005, our allowance for loan and lease losses equaled 1.32% of loans receivable and 1400.6% of nonperforming loans. Although we believe that we had established adequate allowances for loan and lease losses as of December 31, 2005, the credit quality or our assets is affected by many factors beyond our control, including local and national economic conditions, and the possible existence of facts which are not known to us which adversely affect the likelihood of repayment of various loans in our loan portfolio and realization of the collateral upon a default. Accordingly, we can give no assurance that we will not sustain loan losses materially in excess of the allowance for loan and lease losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan and lease losses and could require additional provisions for credit losses. Material future additions to the allowance for loan and lease losses may also be necessary due to increases in the size and changes in the composition of our loan portfolio. Increases in our provisions for credit losses would adversely affect our results of operations.

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

Because a significant amount of the loans we make are to borrowers in Southern California, our operations could suffer as a result of local recession or natural disasters in California.

At December 31, 2005, a large majority of our loans outstanding were collateralized by real properties located in Southern California. Because of this concentration in California, our financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of our loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, we could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact our ability to recover losses on properties affected by such disasters and adversely impact our results of operations.

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

As of December 31, 2005, we had NOLs of $5.0 million for federal tax purposes, which begin to expire in 2009. Our ability to use the NOLs in the future would be significantly limited if we experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. If our use of these NOLs is limited, we would be required to charge off the portion of our deferred tax asset related to the NOL limitation, and our net income would be lower.

A significant portion of our loan portfolio consists of construction loans, which have greater risks than loans secured by completed real properties

At December 31, 2005, we had outstanding construction and land development loans in the amount of $92.1 million, representing 27% of our loan portfolio, and commitments to fund an additional $52.6  million of construction loans. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

We have goodwill from the acquisition of South Bay, which must be evaluated regularly for impairment

In connection with the acquisition of South Bay in December 2001, we recorded goodwill in the amount of $3.2 million. We must evaluate the goodwill regularly for impairment. We had an unaffiliated consultant conduct goodwill impairment testing in the fourth quarter of 2005, and we determined that this goodwill was not impaired. If in the future we determine that the goodwill is impaired, we would be required to write-off some or all of the goodwill, which could have a material adverse effect on our financial condition and results of operations.

We have a significant deferred tax asset and our ability to realize that asset depends in part on the certainty of future earnings

At December 31, 2005, we had a deferred tax asset of $4.2 million relating primarily to our NOLs. If future taxable income should be less than the amount of the NOLs within the tax years to which it may be applied, the deferred tax asset may not be realized. To support our position that the benefits of this asset will be realized, we must estimate future earnings. These estimates are based on many factors, including prior periods results. If we are unable to generate future earnings in an amount sufficient to support the asset, we would have to establish a valuation allowance and corresponding charge to earnings to reduce the deferred tax asset to its realizable value. A material valuation allowance on this asset would have a material adverse effect on our results of operations and financial condition.

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

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The information required by this item will appear under the captions “Election of Directors,” “ Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics” in the Company’s proxy statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), and such information shall be deemed to be incorporated herein by reference to that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

 The information required by this item will appear under the captions “Compensation of Executive Officers,” “Compensation of Directors,” “Summary Compensation Table,” “2005 Option Grants,” “2005 Option Exercises and Year-End Option Values” and “Employment and Severance Agreements” in the 2006 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to those portions of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will appear under the caption “Security Ownership of Principal Shareholders and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement, and such information either shall be deemed to be incorporated herein by reference to that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 13. EXHIBITS

 See Index to Exhibits on page 62 of this Form 10-KSB

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

 The information required by this item will appear under the caption “Independent Public Accountants” in the 2006 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

	By	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Date: March 31, 2006		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	ROBERT E. GIPSON
	Robert E. Gipson	Chairman of the Board	March 31, 2006

/s/	ROBERT E. THOMSON
	Robert E. Thomson	Vice Chair	March 31, 2006

/s/	DONALD E. BENSON
	Donald E. Benson	Director	March 31, 2006

/s/	JOSEPH N. COHEN
	Joseph N. Cohen	Director	March 31, 2006

/s/	W. DOUGLAS HILE
	W. Douglas Hile	Director	March 31, 2006

/s/	ANTOINETTE HUBENETTE, M.D.
	Antoinette Hubenette, M.D.	Director	March 31, 2006

/s/	SCOTT A. MONTGOMERY
	Scott A. Montgomery	Director, Chief Executive Officer	March 31, 2006

/s/	DION G. MORROW
	Dion G. Morrow	Director	March 31, 2006

/s/	CARL R. TERZIAN
	Carl R. Terzian	Director	March 31, 2006

/s/	DAVID R. BROWN
	David R. Brown	Principal Financial and Principal Accounting Officer	March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of National Mercantile Bancorp and subsidiaries:

We have audited the consolidated balance sheet of National Mercantile Bancorp (a California corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mercantile Bancorp and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

Los Angeles, California

March 31, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of National Mercantile Bancorp and subsidiaries:

We have audited the consolidated statements of operations, shareholders’ equity and cash flows of National Mercantile Bancorp (a California corporation) and subsidiaries (collectively, the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Mercantile Bancorp and subsidiaries for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 28, 2005

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005
(Dollars in thousands)

ASSETS
Cash and due from banks-demand	$13,507
Due from banks-interest bearing	2,000
Federal funds sold and securities purchased under agreements to resell	685
Cash and cash equivalents	16,192
Securities available-for-sale, at fair value; aggregate amortized cost of $72,428	71,758
Securities held-to-maturity, at amortized cost; aggregate fair value $2,572	2,612
Federal Reserve Bank and other stock	3,809
Loans receivable	338,558
Allowance for credit losses	(4,468)
Net loans receivable	334,090

Premises and equipment, net	5,861
Other real estate owned	1,056
Deferred tax asset, net	4,203
Goodwill	3,225
Intangible assets, net	1,407
Accrued interest receivable and other assets	4,583
Total assets	$448,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$115,924
Interest-bearing demand	36,018
Money market	76,334
Savings	28,208
Time certificates of deposit:
$100,000 or more	87,468
Under $100,000	19,256
Total deposits	363,208

Other borrowings	28,337
Junior subordinated deferrable interest debentures	15,464
Accrued interest payable and other liabilities	3,288
Total liabilities	410,297

Shareholders’ equity:
Preferred stock, no par value - authorized 1,000,000 shares:
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 4,403,024	45,697
Accumulated deficit	(7,044)
Accumulated other comprehensive loss	(1,154)
Total shareholders’ equity	38,499
Total liabilities and shareholders’ equity	$448,796

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$24,039	$17,915
Securities	2,075	1,388
Due from banks	101	56
Federal funds sold and securities purchased under agreements to resell	50	95
Total interest income	26,265	19,454
Interest expense:
Interest-bearing demand	158	80
Money market and savings	1,342	749
Time certificates of deposit:
$100,000 or more	1,365	403
Under $100,000	620	473
Total interest expense on deposits	3,485	1,705
Junior subordinated deferrable interest debentures	1,239	966
Other borrowings	412	333
Total interest expense	5,136	3,004
Net interest income before provision for credit losses	21,129	16,450
Provision (benefit) for credit losses	(84)	220
Net interest income after provision for credit losses	21,213	16,230
Other operating income:
Net loss on sale of securities available-for-sale	—	(197)
International services	52	59
Investment division	54	53
Deposit-related and other customer services	1,060	1,652
Total other operating income	1,166	1,567
Other operating expenses:
Salaries and related benefits	7,788	7,508
Net occupancy	997	1,127
Furniture and equipment	506	485
Printing and communications	537	546
Insurance and regulatory assessments	421	433
Client services	666	590
Computer data processing	882	965
Legal services	540	464
Other professional services	1,127	854
Amortization of core deposit intangible	223	223
Promotion and other expenses	689	833
Total other operating expenses	14,376	14,028
Income before income tax provision	8,003	3,769
Income tax provision	3,322	1,583
Net income	$4,681	$2,186
Earnings per share:
Basic	$1.26	$0.75
Diluted	$0.99	$0.48

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated Other Comprehensive Income (Loss)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount			Total
	(Dollars in thousands except share data)
Balance at December 31, 2003	729,585	$5,959	1,000	$1,000	2,772,279	$38,602	$(13,911)	$71	$31,721
Preferred stock converted into common stock on a 2:1 basis	(63,312)	(517)			126,624	517			—
Stock options exercised					55,225	372			372
Comprehensive income:
Change in unrealized gain (loss) on:
Securities available for sale, net								(152)	(152)
Less: Reclassification of losses included in net income, net								41	41
Derivative financial instruments designated cash flow hedges, net								314	314
Net income							2,186		2,186
Comprehensive income									2,389
Balance at December 31, 2004	666,273	$5,442	1,000	$1,000	2,954,128	$39,491	$(11,725)	$274	$34,482
Preferred stock converted into common stock on a 2:1 basis	(666,273)	(5,442)			1,332,546	5,442			—
Stock options exercised					116,350	764			764
Comprehensive income:
Change in unrealized gain (loss) on:
Securities available for sale, net								(353)	(353)
Derivative financial instruments designated cash flow hedges								(1,075)	(1,075)
Net income							4,681		4,681
Comprehensive income									3,253
Balance at December 31, 2005	—	$—	1,000	$1,000	4,403,024	$45,697	$(7,044)	$(1,154)	$38,499

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,681	$2,186
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	425	409
Provision (benefit) for credit losses	(84)	220
Loss on sale of securities available for sale	—	197
Net amortization of premium on securities available-for-sale	20	250
Net amortization of premium on securities held-to-maturity	29	47
Net amortization of core deposit intangible	223	223
Net amortization of premium on loans purchased	159	190
Utilization of deferred tax assets	1,083	1,664
Decrease (increase) in accrued interest receivable and other assets	181	(331)
Increase in accrued interest payable and other liabilities	1,137	329
Net cash provided by operating activities	7,854	5,384

Cash flows from investing activities:
Purchase of securities available-for-sale	(47,884)	(34,987)
Proceeds from sales of securities available-for-sale	—	11,759
Proceeds from repayments and maturities of securities available-for-sale	12,457	16,517
Proceeds from repayments and maturities of securities held-to-maturity	866	1,043
Loan originations and principal collections, net	(25,668)	(53,178)
Purchase of Federal Reserve stock and other stocks	(733)	(1,204)
Expenditures on OREO improvements	—	(132)
Purchases of premises and equipment	(482)	(769)
Net cash used in investing activities	(61,444)	(60,951)

Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	6,041	6,749
Net increase in time certificates of deposit	43,625	8,076
Net decrease in securities sold under agreements to repurchase and federal funds purchased	—	(399)
Net increase in other borrowings	2,437	18,400
Net proceeds from exercise of stock options	764	372
Net cash provided by financing activities	52,867	33,198
Net decrease in cash and cash equivalents	(723)	(22,369)
Cash and cash equivalents, January 1	16,915	39,284
Cash and cash equivalents, December 31	$16,192	$16,915

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,778	$3,229
Cash paid for income taxes	1,225	51
Unrealized loss on securitites available-for-sale, net of tax effect	(392)	(40)
Unrealized gain (loss) on swap, net of tax effect	$(762)	$314

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

National Mercantile Capital Trust I (the “Trust”), a Delaware business trust, was formed by the Company in 2001 for the sole purpose of issuing certain securities representing undivided beneficial interests in the assets of the Trust and investing the proceeds thereof in the Company’s junior subordinated deferrable interest debentures. The Trust’s 464 common securities (liquidation amount of $1,000 per common security) are wholly owned by National Mercantile, however, in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, the Trust is not consolidated in the Company’s financial statements and it is treated as an equity investment.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and to prevailing practices within the banking industry. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, the assessment of goodwill and core deposit intangible impairment, and the valuation of deferred tax asset. Actual amounts or results could differ from those estimates.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, due from banks – interest bearing, and federal funds sold.

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

Federal Reserve Bank and other stock are equity investments without an active secondary market; however, the issuers typically redeem the membership stock at the stated value. Accordingly, they are carried at historical cost.

We are obligated to assess, at each reporting date, whether there is an “other-than-temporary” impairment to our investment securities. Such impairment must be recognized in current earnings rather than in other comprehensive income. We review all individual securities that are in an unrealized loss position at each reporting date for other-than-temporary impairment. Specific investment level factors we examine to assess impairment include the severity and duration of the loss, an analysis of the issuers of the securities and if there has been any cause for default on the securities and any change in the rating of the securities by the various rating agencies. Additionally, we review the financial resources and the overall ability that the Company has and the intent that management has to hold the securities until their fair values recover.

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

Allowance for Loan and Lease Losses

The provisions for credit losses charged to operations reflect management’s judgment of the adequacy of the allowance for loan and lease losses and are determined through periodic analysis of the loan portfolio, problem loans and consideration of such other factors as the Company’s loan loss experience, trends in problem loans, concentrations of credit risk, and economic conditions (particularly Southern California), as well as the results of the Company’s ongoing examination process and its regulatory examinations.

The calculation of the adequacy of the allowance for loan and lease losses is based on a variety of factors, including loan classifications, migration trends and underlying cash flow and collateral values. On a periodic basis, management engages an outside loan review firm to review the Company’s loan portfolio, risk grade accuracy and the reasonableness of loan evaluations. Annually, this outside loan review team analyzes the Company’s methodology for calculating the allowance for loan and lease losses based on the Company’s loss histories and policies. The Company uses a migration analysis as part of its allowance for loan and lease losses evaluation, which is a method by which specific charge-offs are related to the prior life of the same loan compared to the total loan pools in which the loan was graded. This method allows for management to use historical trends that are relative to the Company’s portfolio rather than use outside factors that may not take into consideration trends relative to the specific loan portfolio. In addition, this analysis takes into consideration other trends that are qualitative relative to the Company’s marketplace, demographic trends, amount and trends in nonperforming assets and concentration factors.

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

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is displayed as a component of equity in the consolidated balance sheet.

Each classification of other comprehensive income together with total comprehensive income is reported in the consolidated statements of changes in shareholders’ equity. The following table presents the accumulated balances of each classification of other comprehensive income, and the related income tax expense or benefit, as of the dates indicated:

	Net gain (loss) on securities available- for-sale	Net gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)
Balance at December 31, 2003	$71	$—	$71
Gross unrealized holding loss during the period	(260)	537	277
Less: Income tax benefit (expense)	108	(223)	(115)
Less: Reclassification of losses included in net income, net of income tax benefit of $29	41	—	41
Other comprehensive income (loss)	(111)	314	203
Balance at December 31, 2004	(40)	314	274
Gross unrealized holding loss during the period	(604)	(1,838)	(2,442)
Less: Income tax benefit	251	763	1,014
Other comprehensive loss	(353)	(1,075)	(1,428)
Balance at December 31, 2005	$(392)	$(762)	$(1,154)

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share for the periods indicated:

	Earnings available to shareholders	Weighted Average Shares	Per share amount
	(in thousands)

For the year ended December 31, 2005:
Basic EPS	$4,681	3,704,149	$1.26

Effect of dilutive securities:
Options		209,235
Convertible preferred stock		804,822
Diluted earnings per share	$4,681	4,718,206	$0.99

For the year ended December 31, 2004:
Basic EPS	$2,186	2,895,309	$0.75

Effect of dilutive securities:
Options		153,461
Convertible preferred stock		1,506,852
Diluted earnings per share	2,186	4,555,622	$0.48

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

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. All options were granted at current market prices, accordingly, no compensation cost has been recognized for the plans. Pro forma net income and pro forma earnings per share disclosures for employee stock option grants are based on recognition as expense, over the vesting period, the fair value on the date of grant of all stock-based awards made during 2005 and 2004.

The estimated per share weighted average fair value of options granted was $9.86 and $7.22 during 2005 and 2004. The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for the stock incentive plans. SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the options granted been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company’s net earnings for 2005 would have been decreased by $267,000 and the net earnings for 2004 would have decreased by $196,000. Basic and diluted earnings per share would have decreased by $0.07 and $0.06 for 2005, respectively. Basic and diluted earnings per share would have decreased by $0.05 and $0.03 for 2004, respectively.

The fair values of options granted during 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: 2005— no dividend yield, expected volatility of 43%, risk-free interest rate of 4.38%, and an expected life of 10 years; 2004— no dividend yield, expected volatility of 56%, risk-free interest rate of 4.23%, and an expected life of 10 years.

Note 2—Goodwill and Other Intangible Assets

As of December 31, 2005, the Company had goodwill of $3.2 million and core deposit intangibles with a carrying amount of $2.3 million less accumulated amortization of $900,000 from the acquisition of South Bay in 2001. In accordance with SFAS No. 142 goodwill is not amortized. SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. The Company has no other indefinite-lived intangible assets. The core deposit intangibles were estimated to have an original life of 10 years and 4 months. Amortization of the core deposit intangibles for 2005 was, and for each of the next four years is estimated to be, $223,000. During 2005, the required impairment tests of goodwill and core deposit intangibles were conducted, and based upon these evaluations, the Company’s goodwill and core deposit intangibles were not impaired at December 31, 2005.

Note 3—Investment Securities

The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company’s investment securities available-for-sale and held-to-maturity at the date indicated:

	December 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale

U.S. Treasury securities	$599	$—	$—	$599
GNMA-issued/guaranteed mortgage pass through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Privately issued corporate bonds, CMO’s and REMIC’s securities	17,290	3	217	17,076
	$72,428	$65	$735	$71,758

FRB and other stocks	$3,809	$—	$—	$3,809

	December 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity

FHLMC/FNMA-issued mortgage pass through certificates	$2,612	$—	$40	$2,572
	$2,612	$—	$40	$2,572

The Company had no gross proceeds and gross realized losses related to the sale of investment securities for the year ended December 31, 2005. The Company had gross proceeds and gross realized losses related to the sale of investment securities of $11.8 million and $197,000, respectively, for the year ended December 31, 2004.

The estimated fair value and amortized cost of securities available-for-sale and held-to-maturity at December 31, 2005 by contractual maturity, are shown below:

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$—	—	$599	4.32%	$—	—	$—	—	$599	4.32%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	100	5.98%	100	5.98%
Other U.S. government and federal agencies	7,867	2.31%	7,940	3.12%	—	—	1,972	0	17,779	2.77%
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	234	4.96%	2,354	4.41%	31,075	4.96%	33,663	4.92%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	2	5.93%	—	—	2,539	0	2,541	5.49%
Privately issued corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	—	—	17,076	0	17,076	4.95%
	$7,867	2.31%	$8,775	3.25%	$2,354	4.41%	$52,762	4.92%	$71,758	4.41%

Amortized Cost	$7,894		$8,873		$2,389		$53,272		$72,428

FRB and other stocks	$3,809	4.94%	$—	—	$—	—	$—	—	$3,809	—

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands )
Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$—	—	$—	—	$2,612	4.29%	$—	—	$2,612	4.29%
	$—	—	$—	—	$2,612	4.29%	$—	—	$2,612	4.29%

Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

Investment securities totaling $3.1 million were pledged to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law at December 31, 2005. Investment securities totaling $70.0 million were pledged to secure Federal Home Loan Bank (FHLB) borrowings and available credit.

Impaired Securities

The Company assessed whether there is an “other-than-temporary” impairment to any investment securities. Any security for which the current fair value is less than the carrying value is considered impaired. On a quarterly basis, impaired securities are evaluated to determine if the impairments are other-than-temporary. For those securities that are identified as having an other-than-temporary impairment, the loss is reported as a reduction in current period income. For all other temporary impairments, the current period unrealized losses are recorded to other comprehensive income.

As of December 31, 2005, temporarily impaired securities had a fair value of $67.4 million and unrealized losses of $775,000. Securities that were not impaired had a fair value of $6.8 million and unrealized gains of $65,000 at December 31, 2005. The following table shows fair value and unrealized loss positions of temporarily impaired securities, categorized by whether the securities have been impaired for less than twelve months or if they have been impaired for twelve months or more as of December 31, 2005.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
U.S. Treasury securities	$599	$—	$—	$—	$599	$—
Other U.S. government and federal agency securities	35,147	(378)	17,528	(180)	52,675	(558)
Privately issued corporate bonds, CMO’s and REMIC’s securities	12,440	(169)	1,709	(48)	14,149	(217)
Total temporarily impaired securities	$48,186	$(547)	$19,237	$(228)	$67,423	$(775)

The securities were impaired due to declines in fair values resulting from increases in market interest rates from the time of purchase. The privately issued securities were collateralized by mortgages. None of these securities has exhibited a notable decline in value as a result of changes in credit risk. These debt securities are relatively short in duration, accordingly, any unrealized loss in an individual issue will diminish as the security approaches its maturity, irrespective of market rates of interest.

Furthermore, the company may borrow funds utilizing these securities as collateral at market rates of interest in amounts representing nearly all of the market value. For that reason the securities achieve their primary purpose of providing liquidity without being sold. As such, the company has the ability to hold the securities to maturity and does not consider the impairment of these securities to be other-than-temporary.

Note 4 - Loans Receivable and Allowance for Loan and Lease Losses

The following is a summary of the major categories of loans outstanding at December 31, 2005:

2005
(Dollars in thousands)
Commercial loans - secured and unsecured	$89,474
Real estate loans:
Secured by commercial real properties	121,641
Secured by one to four family residential properties	10,498
Secured by multifamily residential properties	18,663
Total real estate loans	150,802
Construction and land development	92,077
Consumer installment, home equity and unsecured loans to individuals	7,239
Total loans outstanding	339,592
Deferred net loan origination fees and purchased loan discount	(1,034)
Loans receivable, net	$338,558

Weighted average yield for loans at December 31	8.09%

At December 31, 2005 and 2004, the Company had no impaired loans, and therefore, no specific allowances established for impaired loans. No interest income was recognized on impaired loans during the years ended December 31, 2005 and 2004.

In the normal course of business, the Banks may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Banks. Such loans are made in the ordinary course of  business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The outstanding principal balance of these loans was $4.9 million at December 31, 2005 and $2.0 million at December 31, 2004. During 2005 there were $3.4 million of advances and $465,000 of repayments. Interest income recognized on these loans amounted to $199,000 and $374,000 during 2005 and 2004, respectively. At December 31, 2005, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

Loans receivable totaling $37.6 million were pledged to the FHLB to collateralize borrowing lines.

The following is a summary of activity in the allowance for loan and lease losses for the year ended December 31, 2005:

2005
(Dollars in thousands)

Balance, beginning of year	$3,928
Provision for credit losses	(84)
Reserve for unfunded commitments transferred to other liabilities	(582)
Loan charge offs	(10)
Recoveries of previous loan charge offs	1,216
Balance, end of year	$4,468

Total loan charge-offs in 2005 were $10,000. The additional provision for credit losses was recorded based upon the analysis of the adequacy of allowance for loan and lease losses. The allowance for loan and lease losses for classified loans graded as “criticized” by the Company’s internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that is periodically evaluated. The allowance for unsecured classified loans is based upon the severity of the credit weakness.

The following is a summary of nonperforming loans at December 31, 2005:

2005
(Dollars in thousands)

Nonaccrual loans	$319
Troubled debt restructurings	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—
$319

Interest foregone on nonperforming loans outstanding at December 31, 2005 and 2004 was $11,000 and $12,000, respectively. Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

The ability of the Company’s borrowers to fulfill their loan agreements is substantially dependent upon economic conditions and real estate market values throughout the Company’s market area. At December 31, 2005, loans aggregating $242.9 million were collateralized by liens on residential and commercial real properties, nearly all of which are located in California. While the Company’s loan portfolio is generally diversified with regard to the industries represented, at December 31, 2005, the Company’s loans to businesses and individuals engaged in entertainment industry related activities amounted to $32.0 million.

Troubled Debt Restructurings (“TDRs”). A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2005, the Company had no TDRs.

Note 5 – Premises and Equipment and Lease Commitments

The following is a summary of major components of premises and equipment at December 31, 2005:

2005
(Dollars in thousands)
Land	$1,392
Buildings	3,873
Leasehold improvements	1,764
Furniture, fixtures and equipment	6,336
13,365
Less accumulated amortization and depreciation	(7,504)
$5,861

Depreciation and amortization expense was $425,000 in 2005 and $409,000 in 2004. Rental expense on operating leases included in occupancy expense in the Consolidated Statements of Operations was $675,000 in 2005 and $669,000 in 2004.

The future minimum annual rental commitments at December 31, 2005 are summarized below.

2005
(Dollars in thousands)
For the year ended December 31,
2006	$693
2007	695
2008	708
2009	559
2010	453
Thereafter	1,563
$4,671

Note 6—Income Taxes

The components of income tax provision consisted of the following for the years ended December 31:

	2005	2004
	(Dollars in thousands)

Current taxes	$1,112	$65
Deferred taxes	2,210	1,518
Total income tax provision	$3,322	$1,583

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2005 and 2004 to the income before income tax provision and the effective tax rate are as follows:

	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax provision at statutory rate	$2,721	34.0%	$1,281	34.0%
Increase (reduction) in taxes resulting from:
State taxes	577	7.2%	270	7.2%
Permanent differences	24	0.3%	32	0.8%
	$3,322	41.5%	$1,583	42.0%

The major components of the net deferred tax asset at December 31, 2005 are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Net operating losses	$1,992	$4,725
Securities available for sale	818	—
Accrued expenses	413	304
Alternative minimum tax credits	544	384
Nonaccrual interest	116	89
Loan fees	212	285
Bad debt expense	278	313
Core deposits	11.5	86
Securities aquired in business combination	47	47
State taxes	302	63
Other real estate owned	31	31
Other	49	7
Total deferred tax assets	4,917	6,334

Deferred tax liabilities:
Depreciation	(698)	(671)
Securities available for sale	—	(196)
FHLB stock dividend	(56)	(42)
Loan premium amortization	(80)	(145)
Total deferred tax liabilities	(834)	(1,054)
Net deferred tax asset	$4,083	$5,280

For tax purposes at December 31, 2005, the Company had (i) federal NOLs of $5.0 million, which begin to expire in 2009; and (ii) a federal AMT credit of $544,000 that carryforwards indefinitely. The Company believes that it is more likely than not that the deferred tax asset will be realized. Accordingly, no valuation allowance has been established against the deferred tax asset.

Note 7—Benefit Plans

Stock Incentive Plans. At December 31, 2005, the Company had two active stock incentive plans pursuant to which up to a total of 918,510 shares of common stock may be issued. Under these plans, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board of Directors of the Company determines. However, the exercise price of options granted to nonemployee directors may not be less than the fair market value of the common stock on the date of grant. At December 31, 2005, the only outstanding awards under these plans were stock options, and at that date 160,059 shares were available for future awards.

At December 31, 2005, there were also outstanding options granted under a prior stock incentive plan.

The following summarizes option grants, cancellations and exercises under the Company’s stock incentive plans for the periods indicated.

		Option Price Range Per Share

Outstanding, December 31, 2003	493,308	$4.31	-	$11.50
Granted	81,200	9.48	-	11.45
Cancelled	(39,125)	4.59	-	10.26
Exercised	(55,225)	4.50	-	9.75
Outstanding, December 31, 2004	480,158	$4.31	-	$11.50
Granted	161,950	12.49	-	19.25
Cancelled	(116,350)	4.31	-	11.20
Exercised	(6,400)	4.31	-	11.14
Outstanding, December 31, 2005	519,358	$4.47	-	$19.25

Of the outstanding options at December 31, 2005:  (i) options to purchase 336,158 shares were vested and exercisable; and (ii) the remaining options become exercisable as follows: 2006  —  113,500 and 2007 — 69,700. Options granted to employees expire on the tenth anniversary of the date of the grant and vest (i) 100% one year from the date of the grant for grants less than 500 shares; and (ii) 50% after one year and 50% after two years from the date of the grant for grants of 500 shares or more. Options granted to nonemployee directors expire on the sixth anniversary of the date of the grant and vest one year from the date of the grant.

Defined Contribution Retirement Plan. The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, the Company has partially matched employee contributions since May 1, 2001. Such matching contributions become fully vested when the employee reaches three years of service. The Company’s matching contributions for 2005 and 2004 were $121,000 and $115,000, respectively.

Note 8—Deposits and Borrowed Funds

At December 31, 2005 the scheduled maturity of time deposits are as follows:

	$100,000 and over	Under $100,000
	(Dollars in thousands)

2006	$83,863	$15,193
2007	1,472	3,069
2008	2,133	884
2009	—	—
2010	—	69
Thereafter	—	41
Total time certificates of deposit $100,000 or more	$87,468	$19,256

The following table shows borrowed funds at December 31, 2005:

2005
	Year-end		Average
	Balance	Weighted Average Rate	Balance	Weighted Average Rate
(Dollars in thousands)

Federal funds purchased	$—	—	$—	—

Federal Home Loan Bank advances	$28,337	4.10%	$12,186	3.38%

Other borrowings are comprised of Federal Home Loan Bank (“FHLB”) advances. At December 31, 2005 FHLB advances included: (i) $28.3 million overnight borrowings maturing  in January 2006 with a fixed annual rate of 4.10%. The maximum amount of other borrowings outstanding at any month-end during 2005 was $28.3 million.

The Banks had $53.0 million of unused borrowing capacity from the FHLB at December 31, 2005 based upon pledged securities and loans.

Note 9—Junior Subordinated Deferrable Interest Debentures

In July 2001 the Company issued $15.5 million aggregate principal amount of 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“Junior Subordinated Debentures’) that pay interest each January 26 and July 26. The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031. The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity. The recorded balance of Junior Subordinated Debentures was $15.5 million at December 31, 2005.

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

Mercantile has no retained earnings, and therefore is presently unable to pay dividends. Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future. South Bay had retained earnings of $3.0 million as of December 31, 2005. Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

The Company is authorized to issue 1,000,000 shares of preferred stock. The Company’s Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms.

The Company had previously issued 990,000 shares of Series A non-cumulative convertible perpetual preferred stock (the “Series A Preferred”). During 2005, pursuant to an election of the holders of a majority of the outstanding shares of Series A Preferred, each outstanding share of the Series A Preferred was automatically converted into two shares of the Company’s Common Stock in accordance with the Company’s Amended and Restated Articles of Incorporation, as amended.  As a result of this conversion, as well as earlier conversions during 2005, 666,273 shares of Series A Preferred were converted into 1,332,546 shares of Common Stock.

On December 10, 2001, the Company issued 1,000 shares of Series B non-cumulative convertible perpetual preferred stock (the “Series B Preferred”) with a $1,000 stated value per share. At any time after June 30, 2005 each holder of the Series B Preferred has the right, exercisable at the option of the holder, to convert some or all of such holder’s shares of Series B Preferred into Common Stock at a conversion price of $7.04 per share of Common Stock (the “Conversion Price”). The number of shares of Common Stock to be issued upon conversion for each share of Series B Preferred is determined by dividing an amount per share then in effect (the “Liquidation Amount”) by the Conversion Price. The Liquidation Amount per share of Series B Preferred as of any date is the sum of (i) the stated value of each share of Series B Preferred, adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes, plus (ii) an amount equal to 8.5% per annum of the stated value of the shares of Series B Preferred commencing from the date of issue. The Company, at its sole option, may redeem all Series B Preferred, at any time, from legally available funds at the Liquidation Amount. The Series B Preferred contains a liquidation preference over the Common Stock in the amount of the Liquidation Amount.

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

Federal Reserve Board regulations require the Banks to maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Banks or National Mercantile. During 2005 and 2004, the average reserve balances for the Banks were approximately $2.7 million and $6.5 million, respectively. Neither National Mercantile nor the Banks is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

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

Quantitative measures established by regulation to ensure capital adequacy require National Mercantile and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2005, National Mercantile and Banks meet all capital adequacy requirements to which they are subject.

At December 31, 2005, each Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the prompt corrective action rules, each Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification which management believes have changed the Banks’ category.

The following table presents, at the date indicated, certain information regarding the regulatory capital of National Mercantile and the Banks and the required amounts of regulatory capital for National Mercantile and the Banks to meet applicable regulatory capital requirements and, in the case of the Banks, to be well capitalized under the prompt corrective action rules.

					To be Categorized
					as Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Rules
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005
Total Capital to Risk Weighted Assets
National Mercantile Bancorp	$53,806	13.87%	$29,391	>=8.0%	$ N/A	N/A
Mercantile National Bank	27,096	14.84%	14,843	>=8.0%	18,554	>=10.0%
South Bay Bank, N.A.	21,239	10.22%	14,718	>=8.0%	18,398	>=10.0%
Tier 1 Capital to Risk Weighted Assets
National Mercantile Bancorp	46,787	12.06%	14,695	>=4.0%	N/A	N/A
Mercantile National Bank	24,811	13.59%	7,421	>=4.0%	11,132	>=6.0%
South Bay Bank, N.A.	18,701	9.00%	7,359	>=4.0%	11,039	>=6.0%
Tier 1 Capital to Average Assets
National Mercantile Bancorp	46,787	10.80%	15,475	>=4.0%	N/A	N/A
Mercantile National Bank	24,811	10.49%	8,619	>=4.0%	10,774	>=5.0%
South Bay Bank, N.A.	18,701	9.04%	7,356	>=4.0%	9,195	>=5.0%

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

The Company had $1.1 million of outstanding letters of credit at December 31, 2005.

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since portions of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company had outstanding loan commitments aggregating $120.8 million at December 31, 2005, substantially all of which were for adjustable rate loans.

The Company from time to time is party to lawsuits that arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 2005 will have a material adverse effect on the financial position or results of operations of the Company.

Note 12—Disclosures about the Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

Cash and cash equivalents: For these short-term investments, the carrying amount is a reasonable estimation of fair value.

Securities available-for-sale and securities held-to-maturity: For securities classified as available-for-sale and held-to-maturity, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Reserve Bank (FRB) and other stock: FRB and other stock may be redeemed at the carrying amount, therefore, the carrying amount is a reasonable estimation of fair value.

Loans: Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded the allowance for loan and lease losses represented a reasonable estimate of the credit risk component of the fair value at December 31, 2005.

Interest rate swaps and floors:  The fair value of the interest rate swaps and floors is based upon an estimate derived from broker quotations or proprietary broker models that consider the relevant characteristics of the instrument.

Deposits: The fair value of demand and interest checking deposits, money market accounts and savings accounts is the amount payable on demand at the reporting date. The fair value of time certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar maturities.

Federal funds purchased and securities sold under agreements to repurchase: The fair value of fixed-rate securities sold under agreements to repurchase is estimated by discounting the future cash flows using the rates currently offered for instruments of similar maturities.

Junior subordinated deferrable interest debentures:  The fair value of the junior subordinated deferrable interest debentures is estimated as the sum of the carrying amount and the fair value of the mirrored interest rate swap hedging the debentures.

Other borrowings: The fair value of fixed-rate borrowings is estimated by discounting the future cash flows using the rates currently offered for borrowings of similar maturities. Borrowings with maturities greater than one year bear interest at variable rates and approximate fair value.

The estimated fair values of financial instruments at the date indicated are presented below.

	December 31, 2005
	Carrying	Fair
	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash, cash equivalents and deposit with other financial institutions	$16,192	$16,192
Securities available-for-sale	71,758	71,758
Securities held-to-maturity	2,612	2,584
FRB and other stock	3,809	3,809
Loans, net of allowance for credit losses	334,090	333,791
Interest rate floors	286	286
Financial liabilities:
Demand deposits, money market and savings	256,484	256,484
Time certificates of deposit	106,724	106,171
Junior subordinated debentures	15,464	14,889
Other borrowings	28,337	28,337
Interest rate swaps designated as:
Cash flow hedges	1,034	1,034
Fair value hedges	—	575

Note 13—Derivatives

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

Derivatives are accounted for according to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

 The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

	December 31, 2005		December 31, 2004
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	(Dollars in thousands)
Fair value hedges:
Interest rate swaps	$45,000	$(575)	$15,000	$(311)

Cash flow hedges:
Interest rate swaps	$50,000	$(1,034)	$50,000	$406
Interest rate floors	$50,000	$286	$—	$—

Other derivatives:
Interest rate floors	$150,000	$—	$—	$—

Fair value hedges are hedges that minimize the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses interest rate swaps to hedge the change in fair value of its junior subordinated deferrable interest debentures and portions of its wholesale funding. The interest rate swaps result in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts. The differential paid or received on such interest rate swaps is recognized as an adjustment to interest expense. The net change in fair value of the derivatives and the hedged items is reported in earnings. The fair value hedges are highly effective and therefore no ineffectiveness was recognized in current earnings related to this swap.

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. The Company’s cash flow hedges include certain interest rate swaps and interest rate floors used to manage the interest rate risk associated with its significant volume of adjustable rate loans. At December 31, 2005 a loss of $605,000 was recorded in accumulated other comprehensive income and no ineffectiveness was recorded to earnings for the year ended December 31, 2005 related to these interest rate swaps. As of December 31, 2004, the Company had recorded $314,000 accumulated other comprehensive income related to the interest rate swaps. At December 31, 2005 a loss of $157,000 was recorded in accumulated other comprehensive income related to the interest rate floors. Ineffectiveness related to the interest rate floors designated as cash flow hedges of $24,000 was charged to earnings for the year ended December 31, 2005. There were no interest rate floors at December 31, 2004.

Other derivatives not designated as hedges are interest rate floors that do not meet the strict criteria for hedge accounting treatment. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives not designated as hedges are marked to market through earnings. During 2005, the Company purchased a one year interest rate floor to help protect its net interest income in the event of a rapid decline in interest rates and permit it to execute other strategies to protect against declining interest rates over time. There was an $8,000 charge to earnings during the year ended December 31, 2005 writing the value of this floor to zero.

Note 14—Parent Company Information

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2005, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2005.

Balance Sheet

December 31,
2005
(Dollars in thousands

Cash with Banks	$137
Due from banks - time	1,015
Securities available-for-sale	974
Investment in the Banks	48,558
Other assets	4,056
Total assets	$54,740

Junior subordinated deferrable interest debentures	$15,464
Other liabilities	777
Total liabilities	16,241

Shareholders’ equity:
Preferred stock	1,000
Common stock	45,697
Accumulated deficit	(7,044)
Accumulated other comprehensive income	(1,154)
Total shareholders’ equity	38,499
Total liabilities and shareholders’ equity	$54,740

Statements of Operations

	Year ended December 31,
	2005	2004
	(Dollars in thousands)

Interest income	$61	$33
Interest expense	1,238	966
Net interest expense	(1,177)	(933)

Other operating income	1	144
Other operating expense	374	238
Loss before equity in undistributed net income of the Bank	(1,550)	(1,027)
Equity in undistributed net income of subsidiaries	5,588	2,790
Income before income tax provision (benefit)	4,038	1,763
Income tax benefit	643	423
Net income	$4,681	$2,186

Statements of Cash Flow

	Year ended December 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,681	$2,186
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of subsidiaries, net	(5,588)	(2,790)
Net increase in other assets and other liabilities	(1,494)	(615)
Net cash used in operations	(2,401)	(1,219)

Cash flows from investing activities:
Purchase of available-for-sale securities	(536)	(1,290)
Sales and maturities of available-for-sale securities	1,500	1,800

Net cash provided by (used in) investing activities	964	510

Cash flows from financing activities:
Proceeds from stock options exercised	764	372
Net cash provided by financing activities	764	372
Net decrease in cash and cash equivalents	(673)	(337)
Cash and cash equivalents, beginning of the year	1,825	2,162
Cash and cash equivalents, end of the year	$1,152	$1,825

Supplemental disclosures of cash flow information:
Cash paid for Interest	$1,172	$1,020
Cash paid for Income taxes, net	$1,225	$51

Note 15—Recent Accounting Developments

Accounting for Share-Based Payments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Accounting for Share-Based Payments (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in its first quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and expects that the adoption of SFAS No. 123R will have a material impact on its consolidated results of operations and earnings per common share. The amount of share-based employee compensation cost that would have been determined consistent with SFAS No. 123 and the pro forma earnings per share amounts for the years ended December 31, 2004, 2003 and 2002 are shown in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting changes in accounting principle in the absence of explicit transition requirements specific to this newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its financial condition or operating results.

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

11.

Statement regarding computation of per share earnings (see “Note 1-Summary of Significant Accounting Policies-Earnings Per Share”—of the “Notes to the Consolidated Financial Statements” in “Item 7. Financial Statements” in this Annual Report on Form 10-KSB)

21.	Subsidiaries of the Registrant

23.1	Consent of Moss Adams LLP

23.2	Consent of Ernst & Young LLP

31.1	Certification of Scott A. Montgomery under Section 302 of Sarbanes-Oxley Act

31.2	Certification of David R. Brown under Section 302 of Sarbanes-Oxley Act

32.1	Certification of Scott A. Montgomery under Section 906 of Sarbanes-Oxley Act

32.2	Certification of David R. Brown under Section 906 of Sarbanes-Oxley Act

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