Form 10QSB
period 2006-03-31
NATIONAL MERCANTILE BANCORP
filed 2006-05-22
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

The number of shares of Common Stock, no par value, of the issuer outstanding as of  May 15, 2006 was 5,541,280.

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

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$15,211	$13,507
Due from banks-interest bearing	2,000	2,000
Federal funds sold	2,790	685
Cash and cash equivalents	20,001	16,192
Securities available-for-sale, at fair value; aggregate amortized cost of $87,278 and $72,428 at March 31, 2006 and December 31, 2005, respectively	85,825	71,758
Securities held-to-maturity, at amortized cost; aggregate fair value of $2,370 and $2,572 at March 31, 2006 and December 31, 2005, respectively	2,438	2,612
Federal Reserve Bank and other stock	3,940	3,809
Loans receivable	353,500	338,558
Allowance for credit losses	(4,562)	(4,468)
Net loans receivable	348,938	334,090

Premises and equipment, net	5,877	5,861
Other real estate owned	—	1,056
Deferred tax asset, net	3,864	4,203
Goodwill	3,225	3,225
Intangible assets, net	1,351	1,407
Accrued interest receivable and other assets	4,471	4,583
Total assets	$479,930	$448,796

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$122,638	$115,924
Interest-bearing demand	31,716	36,018
Money market	91,885	76,334
Savings	26,336	28,208
Time certificates of deposit:
$100,000 or more	114,296	87,468
Under $100,000	18,481	19,256
Total deposits	405,352	363,208

Securities sold under agreement to repurchase	15,000	—
Other borrowings	1,400	28,337
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	3,414	3,288
Total liabilities	440,630	410,297

Shareholders’ equity:
Preferred stock, no par value-authorized 1,000,000 shares:
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at March 31, 2006 and December 31, 2005	1,000	1,000
Common stock, no par value-authorized 10,000,000 shares: outstanding 5,541,280 shares and 5,503,780 shares at March 31, 2006 and December 31, 2005, respectively	45,976	45,697
Accumulated deficit	(5,726)	(7,044)
Accumulated other comprehensive loss	(1,950)	(1,154)
Total shareholders’ equity	39,300	38,499
Total liabilities and shareholders’ equity	$479,930	$448,796

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands,
	except per share data)
Interest income:
Loans, including fees	$7,040	$5,443
Securities	985	368
Due from banks	21	16
Federal funds sold and securities purchased under agreements to resell	5	10
Total interest income	8,051	5,837
Interest expense:
Interest-bearing demand	42	32
Money market and savings	584	220
Time certificates of deposit:
$100,000 or more	768	208
Under $100,000	176	142
Total interest expense on deposits	1,570	602
Securities sold under agreements to repurchase	145	—
Other borrowings	224	280
Junior subordinated deferrable interest debentures	353	94
Total interest expense	2,292	976
Net interest income before provision for credit losses	5,759	4,861
Provision for credit losses	32	89
Net interest income after provision for credit losses	5,727	4,772
Other operating income:
International services	33	10
Investment division	9	15
Deposit-related and other customer services	232	297
Gain on sale of other real estate owned	48	—
Total other operating income	322	322
Other operating expenses:
Salaries and related benefits	2,089	1,838
Net occupancy	261	246
Furniture and equipment	133	127
Printing and communications	166	145
Insurance and regulatory assessments	99	108
Client services	142	172
Computer data processing	217	232
Legal services	74	148
Other professional services	304	254
Amortization of core deposit intangible	56	56
Promotion and other expenses	191	160
Total other operating expenses	3,732	3,486
Income before income tax provision	2,317	1,608
Income tax provision	999	667
Net income	$1,318	$941
Earnings per share:
Basic	$0.24	$0.25
Diluted	$0.22	$0.16

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,318	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	103
Provision for credit losses	32	89
Gain on sale of other real estate owned	(48)	—
Net amortization of discount on securities available-for-sale	(21)	19
Net amortization of premium on securities held-to-maturity	5	8
Net amortization of core deposit intangible	56	56
Net amortization of premium on loans purchased	32	41
Utilization of deferred tax assets	759
Decrease (increase) in accrued interest receivable and other assets	(287)	467
Increase (decrease) in accrued interest payable and other liabilities	187	(668)
Net cash provided by operating activities	2,149	1,056
Cash flows from investing activities:
Purchase of securities available-for-sale	(24,513)	(536)
Proceeds from repayments and maturities of securities available-for-sale	10,114	1,336
Proceeds from repayments and maturities of securities held-to-maturity	169	215
Loan originations and principal collections, net	(14,973)	4,219
Proceeds from sale of other real estate owned	1,104	—
Purchase of Federal Reserve stock and other stocks	(595)	(195)
Purchases of premises and equipment	(132)	(140)

Net cash provided by (used in) investing activities	(28,826)	4,899
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	16,091	6,777
Net increase in time certificates of deposit	26,053	5,456
Net increase in securities sold under agreements to repurchase and federal funds purchased	15,000	—
Net decrease in other borrowings	(26,937)	(16,000)
Net proceeds from exercise of stock options	279	187
Net cash provided by (used in) financing activities	30,486	(3,580)
Net increase in cash and cash equivalents	3,809	2,375
Cash and cash equivalents, January 1	16,192	16,915
Cash and cash equivalents, March 31	$20,001	$19,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,112	$1,205
Cash paid for income taxes	325	290
Unrealized loss on securities available-for-sale, net of tax effect	353	173
Unrealized loss on swap, net of tax effect	$1,076	$636

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the “Company” on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, the “Banks”). The unaudited consolidated financial statements of the Company reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 5,518,583 and 6,002,461, respectively, for the three months ended March 31, 2006. The weighted average number of common shares outstanding used in computing basic earnings per share and diluted earnings per share was 3,716,154 and 5,813,785, respectively, for the three months ended March 31, 2005. The number of shares has been adjusted for the five-for-four stock split effected in the form of a stock dividend paid April 14, 2006 and reflect the conversion of the Series A Preferred Stock in June 2005.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

		Weighted
		Average	Per share
	Net Income	Shares	amount
	(in thousands)

For the three months ended March 31, 2006:
Basic earnings per share	$1,318	5,518,383	$0.24

Effect of dilutive securities:
Options		267,414
Convertible preferred stock		216,664
Diluted earnings per share	$1,318	6,002,461	$0.22

For the three months ended March 31, 2005:
Basic earnings per share	$941	3,716,154	$0.25

Effect of dilutive securities:
Options		246,269
Convertible preferred stock		1,851,363
Diluted earnings per share	$941	5,813,785	$0.16

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-interest-bearing and federal funds sold.

NOTE 4—ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is a valuation adjustment used to recognize impairment of the recorded investment in the Company’s loans receivable on its balance sheet before losses have been confirmed resulting in a subsequent charge-off or write-down.

Provisions for credit losses charged (or credited) to operations reflect management’s judgment of the adequacy of the allowance for loan and lease losses and are determined through periodic analysis of the loan portfolio. This analysis includes a systematic and detailed review of the classification and categorization of problem loans; an assessment of the overall quality and collectibility of the portfolio; and consideration of the loan loss experience, trends in problem loans, concentrations of credit risk, as well as current economic conditions (particularly Southern California). Management performs a periodic risk and credit analysis, the results of which are reported to the Board of Directors.

During the first quarter 2006, the Company charged off $1,000 and had no recoveries of loans previously charged off. Pursuant to Management’s evaluation of the allowance for loan and lease losses at March 31, 2006, a provision for credit losses of $32,000 was recorded for the first quarter 2006.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

Allowance for Loan and Lease Losses
(Dollars in thousands)
For the three months ended March 31, 2006
Balance, beginning of period	$4,468
Total loans charged-off	1
Total recoveries of loans previously charged off	—
Net charge-offs	1
Provision for credit losses	32
Transfer to (from) reserve for contingent losses on unfunded commitments	63
Balance, end of period	$4,562

For the three months ended March 31, 2005
Balance, beginning of period	$3,511
Total loans charged-off	6
Total recoveries of loans previously charged off	3
Net charge-offs	3
Provision for credit losses	89
Transfer to allowance for contingent losses on unfunded commitments	1
Balance, end of period	$3,598

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

NOTE 5—GOODWILL AND CORE DEPOSIT INTANGIBLES

As of March 31, 2006 and December 31, 2005, the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.4 million from its acquisition of South Bay Bank in December 2001. The gross carrying amount of core deposit intangibles was $2.3 million at March 31, 2006 and December 31, 2005, and accumulated amortization was $949,000 and $893,000, respectively, at such dates. The core deposit intangibles are estimated to have a life of 10 years and 4 months. Amortization of intangibles for 2006 and each of the next four years is estimated to be $223,000 per year. In accordance with SFAS No. 142 goodwill is not amortized. The Company has no other recorded indefinite-lived intangible assets. Goodwill and other intangible assets are reviewed and assessed annually for impairment or more frequently if conditions suggest impairment may exist.

NOTE 6—REPURCHASE AGREEMENTS

At March 31, 2006, the Company had $15.0 million of securities sold under agreement to repurchase (“Repurchase Agreements”). At December 31, 2005, there were no Repurchase Agreements. The Repurchase Agreements entered into during the first quarter 2006 are adjustable, indexed to LIBOR, and contain embedded interest rate floors with a 4.0% strike rate for a term of two years and were utilized to facilitate the Company’s liquidity and interest rate risk management objectives. In the event of a sustained decline in interest rates, upon reaching the strike rate, the cost of the Repurchase Agreements will decline at double the difference between the index rate and the strike rate, but in any event, not below zero.

The embedded interest rate floor has not been separated from the Repurchase Agreement and accounted for as a derivative instrument because (i) the strike rate was below the LIBOR index at issuance of the Repurchase Agreement and it is clearly and closely related to the economic characteristics and risks of the Repurchase Agreements, and (ii) the Repurchase Agreement is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings.

NOTE 7—INCOME TAXES

Income tax provisions of $999,000 and $667,000 were recorded for the three months ended March 31, 2006 and 2005, respectively.

At March 31, 2006, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $2.8 million, which begin to expire in the year 2009; and (ii) federal alternative minimum tax (“AMT”) credits of $819,000. The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset, a portion of which is comprised of the NOLS, will be realized. Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 8—SHARE-BASED PAYMENTS

At March 31, 2006, the Company had one stock incentive plan pursuant to which up to a total of 312,500 shares of common stock may be issued. Under this plan, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board of Directors of the Company determines. The term of the stock option may not exceed 10 years. Employee stock option grants generally vest over one year or ratable over two years. Director stock options vest in one year. All stock options have vesting conditions that include only service conditions; none of the grants contains performance or market vesting conditions.

The Company issues new shares upon the exercise of stock options. All of the share-based payment awards qualify for classification as equity. At March 31, 2006, the only outstanding awards under this plan were stock options, and at that date 193,430 shares were available for future awards. At March 31, 2006, there were also outstanding options granted under two prior stock incentive plans. The activity of stock options for the three months ended March 31, 2006 is as shown:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	519,358	$9.62	6.3	$4,996,224
Granted	3,100	18.19	9.8	56,389
Exercised	(29,750)	7.54	5.3	224,315
Forefeited	(6,750)	12.40	9.0	83,700
Expired	—	—	—	—
Five-for-four stock split	121,490	n/a	n/a	n/a
Outstanding, March 31, 2006	607,448	$7.81	6.0	4,744,165

Exercisable, March 31, 2006	382,659	$5.95	4.6	2,276,821
Unvested, March 31, 2006	224,789	$8.68	8.7	1,951,164

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which eliminated the ability to account for share-based compensation transactions, including grants of employee stock options, using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”

(APB 25), and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. The Company adopted SFAS 123R as of January 1, 2006 utilizing the modified prospective application. Under this method, the provisions of SFAS 123R are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which the requisite service has not yet been rendered. Prior to December 31, 2005, the Company accounted for its stock options using the intrinsic value method, as prescribed by APB 25, and accordingly, no expense for stock options was recorded in periods prior to December 31, 2005.

In the first quarter of 2006, the adoption of SFAS 123R resulted in incremental share-based compensation expense of $85,000, net income before income tax and net income to decrease by $85,000, and basic and diluted earnings per share to decrease by $0.02 and $0.01, respectively. The income tax benefit for the three months ended March 31, 2006 was immaterial as nearly all unvested stock options were qualified incentive stock options. For the three months ended March 31, 2006, there was no impact to cash flow from financing activities as there were no tax deductions that exceeded the compensation cost for share-based payments.

The reported net income and earnings per share for the three months ended March 31, 2005 are presented below to reflect the impact had the Company been required to recognize compensation expense based on SFAS 123R:

March 31,
2005
(Dollars in thousands)

Reported net income	$941
Deduct: Toal share-based compensation expense determined using fair value method, net of related tax effects	(36)
905

Basic earnings per share:
As reported	$0.25
Pro forma	$0.24

Diluted earnings per share:
As reported	$0.16
Pro forma	$0.15

The estimated per share weighted average fair value of options granted in the three months ended March 31, 2006 and 2005 was $6.49 and $8.60, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $224,000 and the total fair value of shares vested during this period was $99,000. As of March 31, 2006, total unrecognized compensation cost related to stock options issued but unvested was $420,000 that will be recognized through 2008.

Under the fair value method, stock option compensation expense is measured on the date of grant using an option-pricing model. Upon adoption of SFAS 123R, the fair values of the stock options were estimated using a lattice option pricing model. Previously, the fair values of stock options were estimated using the Black-Scholes option-pricing model. Due to longer contractual terms of the Company’s stock options than traded options, suboptimal exercise patterns and risk-free interest rates and dividend rates that may be expected to differ over the option term from the grant date, the lattice option pricing model better reflects the substantive characteristics of the Company’s stock options. The effect of the change to the lattice option pricing model did not have a material impact on the current period.

The lattice option pricing models require certain assumptions. For the three months ended March 31, 2006, the expected volatility assumption of 32% is based upon the weekly historical volatility of the Company’s stock price for the period January 1, 2000 through December 31, 2005 using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula. The risk-free interest rate assumption ranged from 4.46% to 4.50% for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant. The dividend yield assumption ranged from 0 to 2.5% during the expected term of the options and is based upon the Company’s capital planning model. The assumptions used with the Black-Sholes option pricing model, for the three months ended March 31, 2005, are as follows: expected volatility 43%; expected term 10 years; risk-free interest rate 4.50%; and dividend yield 0%.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet. Total comprehensive income (loss) was as follows:

	Three Months ended March 31,
	2006	2005
	(Dollars in thousands)

Net income	$1,318	$941

Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	(504)	(1,083)
Unrealized gain (loss) on interest rate floors used in cash flow hedges	(224)	—
Unrealized gain (loss) on securities available for sale	(796)	(425)
Other comprehensive income (loss), before tax	(1,524)	(1,508)

Income tax benefit (expense) related to items of other comprehensive income	444	699
Other comprehensive income (loss)	(1,080)	(809)
Total comprehensive income	$238	$132

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

Derivative Financial Instruments and Hedging Activities

	March 31, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Fair value hedges:
Interest rate swaps	$75,000	$(1,023)	$45,000	$(575)

Cash flow hedges:
Interest rate swaps	$50,000	$(1,537)	$50,000	$(1,034)
Interest rate floors	$50,000	$45	$50,000	$268

Other derivatives:
Interest rate floors	$150,000	$—	$150,000	$—

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

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. The Company’s cash flow hedges include certain interest rate swaps and interest rate floors used to manage the interest rate risk associated with its significant volume of adjustable rate loans. At March 31, 2006, a loss of $1.5 million was recorded in accumulated other comprehensive income and no ineffectiveness was recorded to earnings for the three months ended March 31, 2006 related to these interest rate swaps. At March 31, 2005, a loss of $224,000 was recorded in accumulated other comprehensive income related to the interest rate floors and no ineffectiveness was recorded to earnings for the three months ended March 31, 2005 related to these interest rate floors.

Other derivatives not designated as hedges are interest rate floors that do not meet the strict criteria for hedge accounting treatment. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives not designated as hedges are marked to market through earnings. There was no charge to earnings during the first quarter 2006 and 2005.

NOTE 11—RECLASSIFICATIONS

Certain prior year data has been reclassified to conform to the current year presentation.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the “Company” on a consolidated basis) is the holding company for two subsidiary banks, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”) (collectively, “the Banks”). National Mercantile’s principal assets are the capital stock of Mercantile and South Bay. The per share data reflects the five-for-four stock split paid April 14, 2006 to shareholders of record March 31, 2006 as well as the conversion of the Series A Preferred stock to common stock in June 2005.

RESULTS OF OPERATIONS OVERVIEW

We recorded net income of $1.3 million, or $0.24 basic earnings per share and $0.22 diluted earnings per share, for the three months ended March 31, 2006 compared to net income of $941,000, or $0.25 basic earnings per share and $0.16 diluted earnings per share, for the same period of 2005. The increase in net income for the first quarter of 2006 was primarily due to a $898,000 increase in net interest income before the provision for credit losses resulting from increases in the prime rate lending index, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition. This increase in net interest income for the first quarter of 2005 was partially offset by a $246,000 increase in noninterest expense. The Company adopted Statement of Financial Accounting Standards No. 123R, Stock-Based Payments (SFAS 123R), January 1, 2006 resulting in the recognition of compensation expense for unvested stock options and an after-tax charge of $85,000 to earnings.

Return on average assets during the first quarter of 2006 was 1.16% compared to 0.96% during the first quarter of 2005. Return on average equity during the first quarter of 2006 was 13.51% compared to 10.80% during the first quarter of 2005.

NET INTEREST INCOME

Net interest income increased $898,000 to $5.8 million during the first quarter of 2006 compared to first quarter 2005 due to a $2.2 million increase in interest income offset by a $1.3 million increase in interest expense.

Loan interest income increased $1.6 million due to $34.0 million greater average volume of loans receivable and a 118 basis point increase in yield, resulting primarily from increases in the prime rate lending index. During the second half of 2004, the Federal Reserve Bank increased interest rates 125 basis points on five occasions after a prolonged period of accommodative monetary policy in response to signs of stronger economic activity and perceived higher inflation risk. During

2005, the Federal Reserve Bank increased interest rates 200 basis points on eight occasions and, continuing into the first quarter of 2006, another 50 basis points on two occasions. Approximately 75% of our $353.5 million loans receivable at March 31, 2006, have adjustable interest rates; consequently, rising interest rates positively affect interest income. Conversely, declining interest rate environments have the potential to negatively impact our net interest income. In order to reduce the negative impact in the event of a decline in the prime rate lending index, we have entered into interest rate swaps, in which we exchanged an adjustable rate interest payment based on the prime rate lending index for a fixed rate payment on an aggregate notional amount of $50.0 million. The higher yields earned on our loans receivable during the first quarter of 2006 were partially offset by the rising cost of the interest rate swaps.

Interest income from securities available-for-sale increased $625,000 during the first quarter of 2006 compared to the same period of 2005 due to $37.8 million greater average volume and a 159 basis point increase in yield. During the third and fourth quarter of 2005 and continuing into 2006, we have steadily added newly purchased securities to our investment portfolio as part of a strategy to further reduce the exposure of net interest income to a declining interest rate environment. The additions to securities have been instruments that we expect to have limited prepayment of principal in the event of declining interest rates (and muted term extension in rising interest rates). These investments, as well as loans receivable, have been largely financed with adjustable rate wholesale funds that will decline in cost in a falling interest rate environment. The more recently purchased securities, in a period of higher interest rates, and the maturity of lower yielding securities in the portfolio, resulted in an increase in the portfolio yield.

Overall, interest-earning assets were $64.0 million greater during 2006 period than 2005 while the higher interest rates and favorable change in composition to higher-yielding assets resulted in a 112 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $1.3 million during the first quarter of 2006 compared to the same period in 2005 due to a $63.5 million increase in average interest-bearing liabilities and a 141 basis point increase in the weighted average cost of interest-bearing liabilities. Interest expense on deposits increased $1.0 million due to a 133 basis point rise in weighted average cost of interest-bearing deposits in addition to $46.0 million greater average volume than 2004. Time certificates of deposit $100,000 and over averaged $41.0 million greater during the 2006 period than 2005 due to an increased volume of brokered certificates of deposit (“Brokered CDs”). The volume of money market and savings deposits increased $7.8 million during the first quarter of 2006 compared to first quarter of 2005 while time certificates of deposit under $100,000 declined $3.6 million.

During the rising interest rate environment experienced during the past six quarters, we strategically elected to only moderately increase transaction deposit rates and to fund asset growth, and runoff of these deposits, with Brokered CDs. Although this type of funding is typically higher costing and exhibits higher interest rate sensitivity, the Brokered CDs facilitate our liquidity and interest rate risk management that we utilize to reduce our net interest income exposure to possible declining interest rates. The greater interest expense on the incremental Brokered CDs needed to fund asset growth is less than the impact of increasing rates on the significantly greater volume of transaction accounts. As market interest rates continue to rise, the cost of our deposits has been increasing more rapidly due to more frequent exceptions to our posted interest rates granted to depositors in order to prevent deposit withdrawals.

The cost of time certificates of deposit $100,000 and over increased 175 basis points during the first quarter of 2006 compared to first quarter 2005. The cost of money market and savings deposits increased 127 basis points while the cost of interest-bearing demand deposits and time certificates of deposit under $100,000 increased 11 basis points and 87 basis points, respectively.

The volume of other borrowings averaged $20.3 million and $15.1 million during the first quarter of 2006 and 2005, respectively. We continue to employ a liquidity strategy of maintaining relatively low levels of short-term assets and utilizing Federal Home Loan Bank overnight advances, against pledged loans and securities, to fund asset and deposit fluctuations. Minimizing short-term assets and increasing short-term liabilities furthers the interest rate risk management of our asset sensitive balance sheet. The cost of other borrowings was 4.48% and 2.52% for 2005 and 2004 periods, respectively, representing an increase of 196 basis points for the first quarter of 2006.

In 2001, we issued $15.5 million of junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) with a fixed interest rate of 10.25% due in 2031. In order to complement our asset sensitive balance sheet, during 2003 we entered into an interest rate swap in which we exchanged a fixed rate payment for an adjustable rate interest payment based on the LIBOR index on an aggregate notional amount of $15.0 million. The cost of the Junior Subordinated Debentures was 9.26% and 7.34% during the first quarter of 2006 and 2005, respectively, reflecting the rising interest rate environment.

Securities sold under agreement to repurchase (“Repurchase Agreements”) averaged $12.3 million during the first quarter of 2006 with a cost of 4.77%. The Repurchase Agreements, total $15.0 million with an adjustable interest rate based upon the LIBOR index and have an embedded floor with a strike rate of 4.0% maturing in January 2008, further our interest rate risk management objectives. In the event that the LIBOR index declines below the strike rate, the cost of the Repurchase

Agreements will decline at double the difference between the LIBOR index and the strike rate. We had no Repurchase Agreements during 2005.

Noninterest-bearing demand deposits averaged $113.4 million during the first quarter 2006 or $8.0 million less than during the same quarter in 2005. Rising interest rates increase depositors’ opportunity cost of noninterest-bearing deposits and their sensitivity to maintaining such balances, resulting in the redeployment of their funds into higher yielding deposits and alternative investments outside the Banks.

The net yield on interest earning assets (net interest margin) was nearly flat at 5.49% and 5.45% during the first quarter in 2006 and 2005, respectively, while the net interest spread was 4.60% and 4.89%, respectively. The net interest margin and net interest spread during the first quarter of 2006 have declined from recent quarters largely due to the securities leverage strategy – intermediate-term security purchases financed with short-term wholesale funds – executed to reduce our balance sheet asset sensitivity. Also, the first quarter of 2006 experienced a “flat yield curve” in which short-term rates have risen to the level of long-term interest rates. A preponderance of our funding sources are correlated to the short-term rates.

The following table presents the components of net interest income for the three months ended March 31, 2006 and 2005.

Average Balance Sheet and Analysis of Net Interest Income

	Three Months ended
	March 31, 2006			March 31, 2005
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold	$443	5	4.58%	$1,667	10	2.43%
Due from banks-interest bearing	2,000	21	4.26%	7,660	16	0.85%
Securities available-for-sale	77,729	959	4.94%	39,909	334	3.35%
Securities held-to-maturity	2,546	26	4.08%	3,415	34	3.98%
Loans receivable (1) (2)	342,737	7,040	8.33%	308,766	5,443	7.15%
Total interest earning assets	425,455	8,051	7.67%	361,417	5,837	6.55%

Noninterest earning assets:
Cash and due from banks - demand	15,020			19,135
Other assets	23,635			20,569
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(5,229)			(4,066)
Total assets	$458,881			$397,055

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,909	42	0.52%	$32,036	32	0.41%
Money market and savings	110,886	584	2.14%	103,132	220	0.87%
Time certificates of deposit:
$100,000 or more	86,395	768	3.61%	45,433	208	1.86%
Under $100,000	24,217	176	2.95%	27,767	142	2.07%
Total time certificates of deposit	110,612	944	3.46%	73,200	350	1.94%
Total interest-bearing deposits	254,407	1,570	2.50%	208,368	602	1.17%
Other borrowings	20,283	224	4.48%	15,139	94	2.52%
Junior subordinated debentures	15,464	353	9.26%	15,464	280	7.34%
Federal funds purchased and securities sold under agreements to repurchase	12,333	145	4.77%	—	—	—
Total interest-bearing liabilities	302,487	2,292	3.07%	238,971	976	1.66%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	113,413			121,408
Other liabilities	3,417			1,349
Shareholders’ equity	39,564			35,327
Total liabilities and shareholders’ equity	$458,881			$397,055

Net interest income (spread)		$5,759	4.60%		$4,861	4.89%

Net yield on earning assets (2)			5.49%			5.45%

(1)          The average balance of nonperforming loans has been included in loans receivable.

(2)          Yields and amounts earned on loans receivable include loan fees of $341,000 and $423,000 for the three months ended March 31, 2006 and 2005, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Three Months ended March 31,
	2006 vs 2005
			Net
	Increase (decrease) due to:		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold	$(7)	$2	$(5)
Interest-bearing deposits with other financial institutions	(12)	17	5
Securities available-for-sale	317	308	625
Securities held-to-maturity	(9)	1	(8)
Loans receivable (2)	599	998	1,597
Total interest-earning assets	888	1,326	2,214

Interest Expense:
Interest-bearing deposits:
Demand	$1	$9	$10
Money market and savings	17	347	364
Time certificates of deposit:
$100,000 or more	188	372	560
Under $100,000	(18)	52	34
Total time certificates of deposit	170	424	594
Total interest-bearing deposits	188	780	968
Other borrowings	32	98	130
Junior subordinated debentures	—	73	73
Federal funds purchased and securities sold under agreements to repurchase	145	—	145
Total interest-bearing liabilities	365	951	1,316

Net interest income	$523	$375	$898

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

PROVISION FOR CREDIT LOSSES

We recorded a provision for credit losses of $32,000 for the first quarter 2006, reflecting the growth in loans receivable partially offset by a decrease in unfunded loan commitments, compared to $89,000 for the first quarter 2005. During the first quarter 2006, we charged off loans receivable of $1,000.

OTHER OPERATING INCOME

Other operating income was $322,000 during both the first quarter of 2006 and 2005. Deposit-related fees decreased in the 2006 period due to higher compensating balance rates and changes in fee structure. This decline was offset by a $48,000 gain on the sale of other real estate owned acquired through foreclosure and an increase in international services fees.

OTHER OPERATING EXPENSES

Other operating expenses increased to $3.7 million for the three months ended March 31, 2006 compared to $3.5 million for the same period of 2005. Significant variances within operating expenses were: (i) salaries and related benefits expense increased $251,000 or 13.7% due to the adoption of SFAS 123R requiring stock options to be expensed, the addition of business development staff and increased incentive expense; (ii) legal services expense decreased $74,000 or 50.7% primarily due to fewer problem assets and the decline in related legal activity; and (iii) other professional services expense increased $50,000 or 19.7% due to increased costs for audit services, recruiting fees and directors’ fees.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	March 31, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$599	$—	$3	$596
GNMA-issued/guaranteed mortgage pass through certificates	89	1	—	90
Other U.S. Government and federal agency securities	9,036	—	109	8,927
FHLMC/FNMA-issued mortgage pass through certificates	49,793	38	934	48,897
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,526	—	1	2,525
Privately issued corporate bonds, CMO and REMIC securities	25,235	—	445	24,790
	$87,278	$39	$1,492	$85,825

FRB and other equity stocks	$3,940	—	—	$3,940

	March 31, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,438	$—	$68	$2,370
	$2,438	$—	$68	$2,370

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$	$599
GNMA-issued/guaranteed mortgage pass through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Privately issued corporate bonds, CMO and REMIC securities	17,290	3	217	17,076
	$72,428	$65	$735	$71,758

FRB and other equity stocks	$3,809	—	—	$3,809

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,612	$	$40	$2,572
	$2,612	$—	$40	$2,572

As of March 31, 2006, we did not hold securities of any issuer, other than U.S. government-chartered agencies, the aggregate book value of which exceeded 10% of our shareholders’ equity. At March 31, 2006 and December 31, 2005, we had no securities determined to be other-than-temporarily impaired.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	March 31,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans - secured and unsecured	$91,928	26%	$89,474	26%
Real estate loans:
Secured by commercial real properties	132,542	37%	121,641	36%
Secured by one to four family residential properties	9,279	3%	10,498	3%
Secured by multifamily residential properties	18,828	5%	18,663	6%
Total real estate loans	160,649	45%	150,802	45%
Construction and land development	94,629	27%	92,077	27%
Consumer installment, home equity and unsecured loans to individuals	7,289	2%	7,239	2%
Total loans outstanding	354,495	100%	339,592	100%

Deferred net loan origination fees	(995)		(1,034)
Loans receivable, net	$353,500		$338,558

Loans receivable increased $14.9 million to $353.5 million at March 31, 2006 compared to $338.6 million at December 31, 2005 primarily due to increased funding of commercial real estate loans, secured and unsecured commercial loans and construction loans. We have increased funding of intermediate-term fixed rate commercial real estate loans as part of our interest rate risk management strategy.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$300	$319
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—
Nonperforming loans	300	319
Other real estate owned	—	1,056
Other nonperforming assets	—	—
Total nonperforming assets	$300	$1,375

Allowance for credit losses as a percent of nonaccrual loans	1520.7%	1400.6%
Allowance for credit losses as a percent of nonperforming loans	1520.7%	1400.6%
Total nonperforming assets as a percent of loans receivable	0.1%	0.4%
Total nonperforming assets as a percent of total shareholders’ equity	0.8%	3.6%

During the first quarter of 2006, we sold other real estate owned recording a $48,000 gain on sale. A single secured commercial loan was on nonaccrual status due to borrower financial weakness and uncertainty surrounding collateral value. The loan was originated as part of a settlement of a legal dispute and is current by way of advances from an interest reserve, typical for this type of financing. The borrower’s ability to repay our loan is highly dependent upon its success in marketing certain distribution rights.

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

We charged off $1,000 of loans during the first quarter of 2006, compared to $6,000 of loans charged off during the first quarter of 2005. There were no recoveries of loans previously charged off during the first quarter of 2006, respectively, compared to $3,000 during the first quarter of 2005. Pursuant to our evaluation of the allowance for credit losses at March 31, 2006, we recorded a provision for credit losses of $32,000 for the first quarter 2006.

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

DEPOSITS

Total deposits were $405.4 million and $363.2 million at March 31, 2006 and December 31, 2005, respectively. Noninterest-bearing demand deposits increased to $122.6 million at March 31, 2006 compared to $115.9 million at December 31, 2005. Our noninterest-bearing demand deposits experience significant variability and seasonality due to the nature of our depositors’ businesses and the cash needs of our business customers for quarterly tax payments and owner distributions. Noninterest-bearing demand deposits declined significantly at December 31, 2005 from the fourth quarter average of $122.8 million; thus the increase at March 31, 2006 reflected a normalization following this year-end variability. Money market deposits and savings deposits were $91.9 million and $26.3 million, respectively, at March 31, 2006 compared to $76.3 million and $28.2 million, respectively, at December 31, 2005. Interest-bearing demand deposits, which for the most part are limited to individuals, decreased to $31.7 million at March 31, 2006 from $36.0 million at December 31, 2005. Interest-bearing demand deposits increased significantly at December 31, 2005 from the fourth quarter average of $32.6 million, thus the decline at March 31, 2006 reflected a normalization following the year-end variability. Time certificates of deposit increased to $132.8 million at March 31, 2006 from $106.7 million at December 31, 2005 due to an increase in brokered deposits. We had $60 million in brokered time certificates of deposit at March 31, 2006 compared to $37.5 million at December 31, 2005.

Additionally, although we have priced our retail certificates of deposit to encourage runoff during the past several years, in the rising rate environment experienced during the past 7 quarters, we have elected to only moderately increase rates on its immediately repriceable base of deposits – interest-bearing demand deposits, and savings and money market deposits – and price new time certificates of deposit to generate growth.

In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals. Additionally, in order to generate new deposit growth, we have paid significantly higher rates than that paid on existing deposits.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchased (“Repurchase Agreements”) totaled $15.0 million at March 31, 2006. We entered into the Repurchase Agreements to further our liquidity and interest rate sensitivity objectives. The Repurchase Agreements are adjustable rate and contain embedded interest rate floors that will result in an exponential decline in cost in the event of a sustained decline in interest rates. The embedded interest rate floors are clearly and closely related to the economic characteristics and risks of the underlying Repurchase Agreements and accordingly are not separated and accounted for as derivative instruments. We had no repurchase agreements at December 31, 2005.

OTHER BORROWINGS

There were $1.4 million of other borrowings, consisting of advances from the Federal Home Loan Bank, at March 31, 2006 compared to $28.3 million at December 31, 2005. The decline in other borrowings reflected repayment with alternative wholesale funding sources, including brokered time certificates of deposit and Repurchase Agreements.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $38.5 million at December 31, 2005 to $39.3 million at March 31, 2006 due to the retained earnings for the three months ended March 31, 2006 partially offset by a decrease in market value of interest rate swaps and securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At March 31, 2006, National Mercantile and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC. The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for National Mercantile and the Banks, as of March 31, 2006 and December 31, 2005.

Regulatory Capital Information of the National Mercantile Bancorp and Banks

	Minimum
	For Capital	Well
	Adequacy	Capitalized	March 31,	December 31,
	Purposes	Standards	2006	2005
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	10.82%	10.80%
Tier 1 risk-based capital	4.00%	N/A	12.88%	12.06%
Total risk-based capital	8.00%	N/A	14.13%	13.87%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	10.47%	10.49%
Tier 1 risk-based capital	4.00%	6.00%	12.88%	13.59%
Total risk-based capital	8.00%	10.00%	14.13%	14.84%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	8.98%	9.04%
Tier 1 risk-based capital	4.00%	6.00%	9.32%	9.00%
Total risk-based capital	8.00%	10.00%	10.54%	10.22%

LIQUIDITY

We manage our liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale. Liquidity is also provided by maturing investment securities and loans.

Our cash and due from banks - demand was $15.2 million on March 31, 2006 compared to $13.5 million on December 31, 2005. Due from banks-interest-bearing was $2.0 million at March 31, 2006 and December 31, 2005. There was $2.8 million in Federal funds sold at March 31, 2006 compared to $685,000 at December 31, 2005. Mercantile had $12.5 million and South Bay had $10.0 million in Federal funds borrowing lines with correspondent banks as of March 31, 2006. Additionally, at March 31, 2006 we had $73.4 million remaining borrowing capacity at the FHLB against pledged loans and securities.

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

National Mercantile’s cash and due from banks, including interest-bearing, was $628,000 on March 31, 2006.

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

Mercantile has an accumulated deficit and does not anticipate having positive cumulative retained earnings until 2008 at the current rate of earnings. South Bay had cumulative retained earnings of $3.8 million as of March 31, 2006. Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC. It is likely that such consent could not be obtained unless the distributing bank remained “well capitalized” following such distribution.

ASSET LIABILITY MANAGEMENT

We manage interest rate sensitivity by matching the repricing opportunities on our earning assets to those on our funding liabilities. Various strategies are used to manage the repricing characteristics of assets and liabilities to ensure that exposure to interest rate fluctuations is limited within guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, the use of derivative financial instruments (see Note 10 of the Notes to the Consolidated Financial Statements) and managing the deployment of securities are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. Interest rate risk is measured using financial modeling techniques, including stress tests, to measure the impact of changes in interest rates on future earnings. These static measurements do not reflect the results of any projected activity and are best used as early indicators of potential interest rate exposures.

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

Allowances for credit losses are established against each segment of the loan portfolio. At March 31, 2006, the allowance for credit losses equaled 1.29% of loans receivable and 1520% of nonperforming loans. Although management believes that it has established adequate allowances for credit losses as of March 31, 2006, the credit quality of the Company’s assets is affected by many factors beyond its control, including local and national economic conditions, and the possible existence of facts which are not currently known which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default. Accordingly, there is no assurance that the Company will not sustain loan losses materially in excess of the allowance for credit losses. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses. Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of the loan portfolio. Increases in the provisions for credit losses would adversely affect the Company’s results of operations.

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

Because a significant amount of the loans are made to borrowers in Southern California, the Company’s operations could suffer as a result of local recession or natural disasters in California.

At March 31, 2006, a large majority of the loans outstanding were collateralized by real properties located in California. Because of this concentration in Southern California, the Company’s financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market. Real estate market declines may adversely affect the values of the properties collateralizing loans. If the principal balances of the loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, the Company could incur higher losses on sales of properties collateralizing foreclosed loans. In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact the ability to recover losses on properties affected by such disasters and adversely impact the Company’s results of operations.

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

The Company has goodwill of $3.2 million in connection with the South Bay acquisition in December 2001. During the fourth quarter of 2005, the required impairment tests of goodwill were completed. The tests determined that goodwill was not considered impaired. No assurance can be given that goodwill will not become impaired in the future.

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

•                  Expected future taxable income arising from the reversal of temporary differences adequate to realize the tax asset

A valuation allowance may be established to reduce the deferred tax asset to its realizable value. The determination of whether a valuation allowance is necessary involves considering the positive and negative factors related to whether the deferred tax asset is more likely than not to be realized. Any adjustment required to the valuation allowance is coupled with a related entry to income tax expense. A charge to earnings will be made in the event that a valuation allowance to the deferred tax asset is necessary. No such valuation allowance existed at March 31, 2006.

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

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	May 19, 2006	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	May 19, 2006	/s/ DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting Officer