Form 10KSB/A
period 2005-12-31
NATIONAL MERCANTILE BANCORP
filed 2006-10-04
CIK 714801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐ Yes         ☒  No

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the registrant’s knowledge, in definitive in response or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒  No

The issuer’s revenues for its most recent fiscal year:  $27.4 million.

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on March 21, 2006, was approximately $35.0 million.

The number of shares of Common Stock, no par value, of the issuer outstanding as of September 18, 2006 was 5,550,767.

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

Transitional Small Business Disclosure Format (Check one):      ☐ Yes   ☒  No

Explanatory Note

National Mercantile Bancorp (the “Company”) is filing this amendment to Form 10-KSB for the year ended December 31, 2005 (and an amendment to Form 10-QSB for the quarter ended March 31, 2006), to amend and restate historical financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-KSB and Form 10-QSB related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

This amendment restates the consolidated financial statements and the other financial information for the years ended December 31, 2005 and 2004, including the quarters ended March 31, June 30, and September 30, 2005 and 2004. The restatement has the following impact on Net Income and Dilute Earnings Per Common Share by period:

Impact by Period

	Net Income Adjustment	Diluted EPS Adjustment(1)
	(Dollars in thousands)
2003	$(239)	$(0.05)
2004:
1Q04	188	0.05
2Q04	(412)	(0.09)
3Q04	392	0.07
4Q04	(34)	(0.01)
Year	134	0.02

2005:
1Q05	(119)	(0.02)
2Q05	341	0.05
3Q05	(289)	(0.05)
4Q05	(164)	(0.03)
Year	(231)	(0.04)

Total	$(336)	$(0.07)

(1)            Some quarters have been rounded for presentation purposes.

For additional information relating to the effect of the restatement, see the following items:

Part II

Item 6 – Management’s Discussion and Analysis or Plan of Operation

Item 7 – Financial Statements

Item 8A – Controls and Procedures

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB/A
For the Fiscal Year Ended December 31, 2005

ANNUAL REPORT ON FORM 10-KSB/A

Certain matters discussed in this Form 10-KSB/A may constitute forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”) and as such may involve risks and uncertainties.  These forward-looking statements relate to, among other things, expectations of the business environment in which National Mercantile Bancorp (referred to as “we”, “our” or “the Company” when such reference includes National Mercantile Bancorp and its subsidiaries, collectively, “National Mercantile” when referring only to the parent company and “the Banks” when referring only to National Mercantile’s banking subsidiaries, Mercantile National Bank and South Bay Bank, N.A.) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision.  Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements.  Statements regarding policies and procedures are not intended to imply, and should not be interpreted to mean, that we will conduct our business in accordance with such policies for any particular period of time, as we may at any time and from time to time amend or repeal such policies and adopt new policies.  For discussion of the factors that might cause such a difference, see “Item 6.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation— Factors Which May Affect Future Operating Results”.

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

At December 31, 2005, we had total assets of $448.5 million, total loans, net, of $334.1 million and total deposits of $363.2 million.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Common Stock of National Mercantile is traded on the Nasdaq Small Cap Market under the symbol MBLA.  The following table shows the high and low trade prices of the Common Stock for each quarter of 2004 and 2005 (adjusted for the 5-for 4-stock split paid April 16, 2006) as reported by the Nasdaq.  Additionally, there may have been transactions at prices other than those shown during that time.

	Common Stock
Quarter Ended:	High	Low
March 31, 2004	$9.44	$7.39
June 30, 2004	8.36	7.34
September 30, 2004	8.50	7.56
December 31, 2004	11.00	8.33
March 31, 2005	12.56	10.16
June 30, 2005	12.70	9.81
September 30, 2005	12.73	12.04
December 31, 2005	15.68	12.40

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

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESTATEMENT

National Mercantile Bancorp has restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and for each of the interim periods in 2005, 2004 and 2003. This restatement corrected errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In 2003, the Company entered into an interest rate swap agreement in connection with the trust preferred securities related to the Company’s junior subordinated deferrable interest debentures (Trust Preferred Swap) that was accounted for as a fair value hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swap as a hedge, which allowed the Company to assume no ineffectiveness in this transaction. As a result of later technical interpretations of SFAS 133, the Company subsequently concluded that the Trust Preferred Swap did not qualify for this method in prior periods.  The presence of an interest deferral feature in the interest rate swap was determined, in retrospect, to have caused the interest rate swap to not have a fair value of zero at inception, which is required under SFAS 133 to qualify for short-cut hedge accounting treatment.  Hedge accounting under SFAS No. 133 for this swap transaction is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item, the debt, as an adjustment to the par amount of the Trust Preferred debt. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic derivatives.

The following table shows the statements of operations as originally reported and as restated, with the adjustments, for the years ended December 31, 2005 and 2004.

	Year Ended
	December 31, 2005		December 31, 2004
	As Originally Reported	Restated	As Originally Reported	Restated
	(Dollars in thousands)

Net interest income before provision for credit losses	$21,129	$21,129	$16,450	$16,450
Net cash settlement of interest rate swap derivative	—	(347)	—	(619)
Net interest income before provision for credit losses	21,129	20,782	16,450	15,831
Provision (benefit) for credit losses	(84)	(84)	220	220
Net interest income after provision for credit losses	21,213	20,866	16,230	15,611
Total other operating income	1,166	1,166	1,567	1,567
Net cash settlement of interest rate swap derivative	—	347	—	619
Change in fair value of interest rate swap derivative	—	(395)	—	229
Total non-interest income	1,166	1,118	1,567	2,415
Total other operating expenses	14,376	14,376	14,028	14,028
Income before taxes	8,003	7,608	3,769	3,998
Income tax expense	3,322	3,322	1,583	1,583
Income tax effect of restatement	—	(164)	—	95
Total income tax expense	3,322	3,158	1,583	1,678
Net income	$4,681	$4,450	$2,186	$2,320

Net income per share – basic(1)	$1.01	$0.96	$0.60	$0.64
Net income per share – diluted(1)	$0.79	$0.75	$0.38	$0.41

(1)            Adjusted for the 5- for 4-stock split paid April 16, 2006

The following tables shows the statements of operations as originally reported and as restated, with the adjustments, for the three months ended March 31, June 30, September 30, and December31, 2005 and 2004.

	Three Months Ended
	December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated
	(Dollars in thousands)
Net interest income before provision for credit losses	$5,739	$5,739	$5,456	$5,456	$5,073	$5,073	$4,861	$4,861
Net cash settlement of interest rate swap derivative	—	(60)	—	(70)	—	(100)	—	(116)
Net interest income before provision for credit losses	5,739	5,679	5,456	5,386	5,073	4,973	4,861	4,745
Provision (benefit) for credit losses	40	40	(213)	(213)	—	—	89	89
Net interest income after provision for credit losses	5,699	5,639	5,669	5,599	5,073	4,973	4,772	4,656
Total other operating income	267	267	278	278	299	299	322	322
Net cash settlement of interest rate swap derivative	—	60	—	70	—	100	—	116
Change in fair value of interest rate swap derivative	—	(280)	—	(493)	—	582	—	(204)
Total non-interest income	267	47	278	(145)	299	981	322	234
Total other operating expenses	3,561	3,561	3,730	3,730	3,599	3,599	3,486	3,486
Income before taxes	2,405	2,125	2,217	1,724	1,773	2,355	1,608	1,404
Income tax expense	999	999	920	920	736	736	667	667
Income tax effect of restatement	—	(116)	—	(205)	—	242	—	(85)
Total income tax expense	999	883	920	715	736	978	667	582
Net income	$1,406	$1,242	$1,297	$1,009	$1,037	$1,378	$941	$822

Net income per share – basic	$0.26	$0.23	$0.24	$0.19	$0.27	$0.35	$0.25	$0.22
Net income per share – diluted	$0.24	$0.21	$0.22	$0.17	$0.18	$0.23	$0.16	$0.14

	Three Months Ended
	December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004
	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated
	(Dollars in thousands)
Net interest income before provision for credit losses	$4,682	$4,682	$4,695	$4,695	$3,622	$3,622	$3,451	$3,451
Net cash settlement of interest rate swap derivative	—	(143)	—	(137)	—	(147)	—	(169)
Net interest income before provision for credit losses	4,682	4,539	4,695	4,558	3,622	3,475	3,451	3,282
Provision for credit losses	100	100	120	120	—	—	—	—
Net interest income after provision for credit losses	4,582	4,439	4,575	4,438	3,622	3,475	3,451	3,282
Total other operating income	383	383	317	317	402	402	465	465
Net cash settlement of interest rate swap derivative	—	143	—	137	—	147	—	169
Change in fair value of interest rate swap derivative	—	(58)	—	670	—	(837)	—	453
Total non-interest income	383	468	317	1,124	402	(288)	465	1,087
Total other operating expenses	3,788	3,788	3,378	3,378	3,439	3,439	3,423	3,423
Income before taxes	1,177	1,119	1,514	2,184	585	(252)	493	946
Income tax expense	499	499	642	642	240	240	202	202
Income tax effect of restatement	—	(24)	—	278	—	(347)	—	188
Total income tax expense	499	475	642	920	240	(107)	202	390
Net income	$678	$644	$872	$1,264	$345	$(145)	$291	$556

Net income per share – basic(1)	$0.18	$0.17	$0.24	$0.35	$0.09	$-0.04	$0.08	$0.16
Net income per share – diluted(1)	$0.12	$0.11	$0.15	$0.22	$0.06	$-0.03	$0.05	$0.10

EXECUTIVE LEVEL OVERVIEW

Table 1

Operations Summary

	Year Ended	Increase		Year Ended
	December 31,	(Decrease)		December 31,
	2005	Amount	%	2004
	(Dollars in thousands, restated)
Interest income	$26,265	$6,811	35.0%	$19,454
Interest expense	5,482	1,859	51.3%	3,623

Net interest income	20,783	4,952	31.3%	15,831
Provision (benefit) for credit losses	(84)	(304)	(138.2)%	220
Other operating income	1,118	(1,297)	(53.7)%	2,415
Other operating expense	14,376	348	2.5%	14,028

Income before income taxes	7,609	3,611	90.3%	3,998
Income taxes	3,159	1,481	88.3%	1,678
Net income	$4,450	$2,130	91.8%	$2,320

We recorded net income of $4.5 million for 2005 compared to net income of $2.3 million for 2004. This represents basic earnings per share of $0.96 and fully-diluted earnings per share of $0.75 for 2005 compared to basic earnings per share of $0.64 per share and fully-diluted earnings per share of $0.41 for 2004. The increase in net income for 2005 was largely due to a $4.9 million increase in net interest income resulting from (i) increases in the prime rate lending index, (ii) a greater volume of interest earning assets, particularly higher yielding loans receivable and securities available-for-sale, (iii) interest rate swaps and (iv) a more rapid rise in yield on earning assets than cost of interest-bearing liabilities. Additionally, for 2005 we recorded a net benefit for credit losses due to a significant recovery of a loan previously charged off resulting in a $304,000 positive change compared to 2004. Other operating income declined $1.3 million primarily due to (i) a $395,000 trading loss on non-hedge interest rate swaps compared to a $229,000 trading gain for 2004, (ii) a $250,000 decline in net settlement payments from an interest rate swap not designated as a hedge, and (iii) lower deposit account fees resulting from greater allowances for compensating balances and changes in deposit fee structures. Other operating expenses increased $348,000 in 2005, largely due to greater salaries and related expense and increased professional services.

Return on average assets for 2005 was 1.10% compared to 0.61% for 2004. Return on average equity for 2005 was 12.15% compared to 7.02% for 2004.

Total assets at December 31, 2005 were $448.5 million compared to $391.3 million at year-end 2004. Loans receivable and securities available-for-sale increased $24.7 million and $34.8 million, respectively. The increase in loans receivable was due to growth in construction and land development loans partially offset by a decline in commercial real estate loans and commercial loans – secured and unsecured.

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

Table 2
Ratios to Average Assets

	2005	2004
	(Restated)
Net interest income	5.13%	4.16%
Other operating income	0.28%	0.63%
Provision (benefit) for credit losses	(0.02)%	0.06%
Other operating expense	3.55%	3.68%
Income before income taxes	1.88%	1.05%

Net income	1.10%	0.61%

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

Deferred Tax Assets

At December 31, 2005 we had total deferred tax assets of $4.3 million of which $2.5 million is represented by (i) federal NOLs of $5.0 million, which begin to expire in 2009; and (ii) a federal AMT credit carry forward of $544,000. In order to utilize the benefit of the deferred tax assets related to the NOLs, we must generate aggregate taxable income equal to the amount of the NOLs during the period prior to their expiration.

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

We have other derivatives that hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. The changes in the fair value of these derivatives are recorded as trading gains or losses on economic derivatives in the statement of operations.

OPERATIONS SUMMARY ANALYSIS

Net Interest Income

Our earnings depend largely upon the difference between the income earned on our loans and other investments and the interest paid on our deposits and borrowed funds. This difference is net interest income. Our ability to generate net interest income is largely dependent on our ability to maintain sound asset quality and appropriate levels of capital and liquidity. In the event that we are unable to maintain sound asset quality, capital or liquidity it may adversely affect (i) the ability to accommodate desirable borrowing customers, thereby inhibiting growth in quality higher-yielding earning assets; (ii) the ability to attract comparatively stable, lower-cost deposits; and (iii) the costs of wholesale funding sources.

Net interest income increased $5.0 million to $20.8 million during 2005 compared to 2004 due to a $6.8 million increase in interest income offset by a $1.9 million increase in interest expense. The restatement eliminating hedge accounting treatment for the interest rate swap on our junior subordinated debentures resulted in a reclassification of the interest rate swap net settlement payment from interest expense to other operating income increasing interest expense $347,000 and $597,000 for the years ended December 31, 2005 and 2004, respectively.

Loan interest income increased $6.1 million due to $30.7 million greater average volume of loans receivable and a 133 basis point increase in yield, resulting primarily from increases in the prime rate lending index and interest rate swaps. During the second half of 2004, the Federal Reserve Bank increased interest rates 125 basis points on five occasions after a prolonged period of accommodative monetary policy in response to signs of stronger economic activity and perceived higher inflation risk. Continuing in 2005, the Federal Reserve Bank increased interest rates 200 basis points on eight occasions. Approximately 75% of our $338.6 million loans receivable at December 31, 2005, adjustable interest rates; consequently, rising interest rates positively affect interest income. In order to lessen the impact on interest income in the event of a decline in the prime rate lending index, we have entered into interest rate swaps, in which we exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment on an aggregate notional amount of $50.0 million. The higher yields earned on our loans receivable during 2005 were partially offset by the rising cost of certain interest rate swaps; however, these interest rate swaps still contributed 12 basis points to the increase in loan yield compared to 2004.

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

Interest expense increased $1.9 million for 2005 due to a $19.7 million increase in average interest-bearing liabilities and a 64 basis point increase in the weighted average cost of interest-bearing liabilities. Interest expense on deposits increased $1.8 million due to a 75 basis point rise in weighted average cost of interest-bearing deposits in addition to $20.2 million greater average volume than 2004. Time certificates of deposit $100,000 and over averaged $24.8 million greater during 2005 than 2004 due to an increased volume of brokered certificates of deposit (“Brokered CDs”). The volume of money market and savings deposits declined $4.3 million in 2005 and time certificates of deposit under $100,000 declined $1.3 million. Relatively low costing interest-bearing demand deposits averaged $1.0 million greater in 2005 than in 2004.

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

	2005 vs 2004			2004 vs 2003
			Net			Net
	Increase (decrease) due to:		Increase	Increase (decrease) due to:		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands, restated)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(75)	$30	$(45)	$(278)	$14	$(264)
Due from banks - interest bearing	(22)	67	45	29	10	39
Securities available-for-sale	297	422	719	565	(241)	324
Securities held-to-maturity	(38)	6	(32)	10	105	115
Loans receivable (2)	1,944	4,180	6,124	1,373	743	2,116
Total interest-earning assets	2,106	4,705	6,811	1,699	631	2,330

Interest Expense:
Interest-bearing deposits:
Demand	$3	$75	$78	$14	$(60)	$(46)
Money market and savings	(30)	623	593	84	(240)	(156)
Time certificates of deposit:
$100,000 or more	368	594	962	(36)	(96)	(132)
Under $100,000	(23)	170	147	(140)	(170)	(310)
Total time certificates of deposit	345	764	1,109	(176)	(266)	(442)
Total interest-bearing deposits	318	1,462	1,780	(78)	(566)	(644)
Other borrowings	(10)	90	80	243	(272)	(29)
Junior subordinated debentures (3)	—	—	—	792	—	792
Federal funds purchased and securities sold under agreements to repurchase	(1)	—	(1)	(13)	(2)	(15)
Total interest-bearing liabilities	307	1,552	1,859	944	(840)	104

Net interest income	$1,799	$3,153	$4,952	$755	$1,471	$2,226

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

Table 4
Average Balance Sheet and Analysis of Net Interest Income

	2005			2004			2003
			Weighted			Weighted			Weighted
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands, restated)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,647	$50	3.04%	$7,651	$95	1.24%	$33,829	$359	1.06%
Due from banks - interest bearing	2,187	101	4.62%	3,566	56	1.57%	1,304	17	1.30%
Securities available-for-sale	51,595	1,954	3.79%	41,603	1,235	2.97%	25,672	911	3.55%
Securities held-to-maturity	3,070	121	3.94%	4,085	153	3.75%	3,254	38	1.17%
Loans receivable (1) (2)	314,164	24,039	7.65%	283,415	17,915	6.32%	260,756	15,799	6.06%
Total interest earning assets	372,663	$26,265	7.05%	340,320	$19,454	5.72%	324,815	$17,124	5.27%

Noninterest earning assets:
Cash and due from banks - demand	16,374			22,874			22,171
Other assets	20,775			21,529			21,859
Allowance for loan and lease losses and net unrealized (loss) gain on sales of securities available-for-sale	(4,769)			(3,753)			(4,025)
Total assets	$405,043			$380,970			$364,820

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,497	$158	0.49%	$31,484	$80	0.25%	$28,269	$126	0.45%
Money market and savings	103,648	1,342	1.29%	107,981	749	0.69%	98,763	905	0.92%
Time certificates of deposit:
$100,000 or more	51,995	1,365	2.63%	27,179	403	1.48%	29,150	535	1.84%
Under $100,000	26,031	620	2.38%	27,345	473	1.73%	33,316	783	2.35%
Total time certificates of deposit	78,026	1,985	2.54%	54,524	876	1.61%	62,466	1,318	2.11%
Total interest-bearing deposits	214,171	3,485	1.63%	193,989	1,705	0.88%	189,498	2,349	1.24%
Other borrowings	12,186	412	3.38%	12,550	332	2.65%	7,500	361	4.81%
Junior subordinated debentures (3)	15,464	1,585	10.25%	15,464	1,585	10.25%	7,733	793	10.25%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	113	1	0.88%	609	16	2.63%
Total interest-bearing liabilities	241,821	5,482	2.27%	222,116	3,623	1.63%	205,340	3,519	1.71%

Noninterest-bearing liabilities:
Noninterest bearing demand deposits	124,789			124,699			119,789
Other liabilities	1,811			1,086			845
Guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures, net (3)	—			—			7,267
Shareholders’ equity	36,622			33,069			31,579
Total liabilities and shareholders’ equity	$405,043			$380,970			$364,820

Net interest income (interest rate spread)		$20,783	4.78%		$15,831	4.09%		$13,606	3.56%

Net yield on interest earning assets (2)			5.58%			4.65%			4.19%

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

Our net interest margin increased 93 basis points from 4.65% during 2004 to 5.58% in 2005. Our net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Average noninterest bearing demand deposits were $124.8 million, representing 36.8% of average deposits, during 2005, compared to $124.7 million, representing 39.1% of average deposits, during 2004. Of these noninterest bearing demand deposits during 2005, $14.7 million or 11.8% of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $16.2 million or 13.0% of average noninterest bearing deposits during 2004. While these deposits are noninterest bearing, they are not cost free funds. Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by us to the extent that such depositors maintain certain average noninterest bearing deposits. Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers had been classified as interest expense, our reported net interest income for 2005 and 2004 would have been reduced by $370,000 and $137,000, respectively, and the net interest margin for 2005 and 2004 would have decreased 36 basis points and 4 basis points, respectively. Similarly, this would create identical reductions in other operating expense. The expense associated with these deposits increased in 2005 from 2004 despite the decrease in volume due to a greater allowance for customer services provided for these depositors.

The restatement adjustment increasing interest expense reduced the net yield on interest earning assets and the interest rate spread 9 basis points and 14 basis points, respectively, for the year ended December 31, 2005 and 18 basis points and 27 basis points, respectively, for the year ended December 31, 2004.

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

Other Operating Income

Other operating income was $1.1 million and $2.4 million in 2005 and 2004, respectively. The decline was due to (i) a $395,000 trading loss on economic derivatives compared to a $229,000 trading gain for 2004, (ii) a $250,000 decline in net settlement payments from an interest rate swap not designated as a hedge, and (iii) $592,000 lower deposit account fees resulting from greater allowances for compensating balances and changes in deposit fee structures. In 2004, there was a net loss of $197,000 on sales of securities available-for-sale. Fee income related to international services was $52,000 in 2005 compared to $59,000 in 2004. Investment services fees were $54,000 in 2005 compared to $53,000 in 2004.

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

At December 31, 2005, our deferred tax asset totaled $4.3 million, respectively, with no recorded valuation allowance.

For tax purposes at December 31, 2005, we had (i) federal NOLs of $5.0 million, which begin to expire in 2009; and (ii) a federal alternative minimum tax (“AMT”) credit carryforward of $544,000 that carries forward indefinitely.

An income tax provision of $3.2 million was recorded for 2005 compared to $1.7 million for 2004.

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

Table 5
Regulatory Capital Information of the National Mercantile and Banks

	Minimum
	For Capital	Well
	Adequacy	Capitalized	December 31,
	Purposes	Standards	2005	2004
			(As restated)
National Mercantile Bancorp:
Tier 1 capital to average assets	4.00%	N/A	10.74%	9.83%
Tier 1 capital to risk weighted assets	4.00%	N/A	11.98%	10.35%
Total capital to risk weighted assets	8.00%	N/A	13.72%	12.39%

Mercantile National Bank:
Tier 1 capital to average assets	4.00%	5.00%	10.49%	8.99%
Tier 1 capital to risk weighted assets	4.00%	6.00%	13.59%	10.44%
Total capital to risk weighted assets	8.00%	10.00%	14.84%	11.60%

South Bay Bank, NA:
Tier 1 capital to average assets	4.00%	5.00%	9.04%	9.32%
Tier 1 capital to risk weighted assets	4.00%	6.00%	9.00%	9.32%
Total capital to risk weighted assets	8.00%	10.00%	10.22%	10.29%

National Mercantile’s Tier I capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $46.5 million and $38.0 million at December 31, 2005 and 2004, respectively. National Mercantile’s Tier 1 capital increased in 2005 as a result of net income, exercised stock options and a reduction of the portion of deferred tax asset disallowed for regulatory capital purposes. Federal Reserve capital rules allow trust preferred securities to represent up to 25% of Tier 1 capital with the balance treated as Tier 2 capital for the Total risk-based Capital ratio. At December 31, 2005 and 2004, Trust Preferred Securities represented $13.1 million and $11.5 million, respectively, of National Mercantile’s Tier 1 capital, and $1.9 million and $3.5 million, respectively, of its Tier 2 capital. Disallowed against National Mercantile’s Tier 1 capital is $3.2 million of goodwill recorded in the acquisition of South Bay, $1.4 million of other intangible assets and $1.1 million of deferred tax asset based upon estimated earnings.

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

Table 6

Net Interest Income at Risk Modeling

	Interest rate scenario
	200 Basis Point Decrease				200 Basis Point Increase
		Change from		Base		Change from
	Amount	Base Amount	Percent	Amount	Amount	Base Amount	Percent
Change in net interest income:
Months one through twelve	$22,034	$(1,191)	-5.13%	$23,225	$24,187	$962	2.85%
Months thirteen through twenty-four	21,100	(2,158)	-9.28%	23,258	24,904	1,646	5.94%
Total for twenty-four months	$43,134	$(3,349)	-5.91%	$46,483	$49,091	$2,608	4.32%

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

Table 11

Loan Maturities

	December 31, 2005
	Adjustable	Fixed
	interest rates	Interest rates	Total
	(Dollars in thousands)
Aggregate maturities of total loans outstanding:
Commercial loans -
In one year or less	$40,703	$13,669	$54,372
After one year but within five years	11,801	13,895	25,696
After five years	8,339	748	9,087
Real estate loans -
In one year or less	28,501	5,682	34,183
After one year but within five years	48,295	28,188	76,483
After five years	22,111	18,025	40,136
Construction and land development loans -
In one year or less	79,433	—	79,433
After one year but within five years	3,770	4,103	7,873
After five years	4,771	—	4,771
Consumer installment, home equity lines of credit and unsecured loans to individuals -
In one year or less	1,359	4,022	5,381
After one year but within five years	724	1,134	1,858
After five years	—	—	—
Total loans outstanding (1)	$249,806	$89,466	$339,273

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

The allowance for loan and lease losses at December 31, 2005 was $4.5 million compared to $3.5 million at December 31, 2004.  The allowance was affected by net recoveries of $1.2 million partially offset by a $84,000 benefit for credit losses.  Total net loan recoveries in 2004 were $73,000.  The benefit for credit losses was recorded in 2005 based upon our analysis of the adequacy of allowance for credit losses.

The allowance for loan and lease losses for classified loans graded as “criticized” by our internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that we periodically evaluate.  The allowance for unsecured classified loans is based upon the severity of the credit weakness based upon an analysis of our historical loan loss experience over a 10 year period.  The volume of more severely classified loans — “substandard” and “doubtful” — decreased to $3.5 million at December 31, 2005 from $8.8 million at year end 2004.

Table 14 presents an analysis of changes in the allowance for loan and lease losses during the periods indicated:

Table 14

Analysis of Changes in Allowance for Loan and Lease Losses

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance, beginning of period	$3,511	$3,635	$4,846	$6,542	$2,597
Loan charged off:
Commercial loans - secured and unsecured	6	49	2,697	3,849	387
Real estate loans:
Secured by commercial real properties	—	—	75	44	—
Secured by one to four family residential properties	—	—	38	—	—
Secured by multifamily residential properties	—	—	—	—	—
Total real estate loans	—	—	113	44	—
Construction and land development	—	—	—	31	—
Consumer installment, home equity and unsecured loans to individuals	4	8	41	138	104
Total loan charge-offs	10	57	2,851	4,062	491

Recoveries of loans previously charged off:
Commercial loans - secured and unsecured	1,214	94	291	189	227
Real estate loans:
Secured by commercial real properties	—	6	13	—	—
Secured by one to four family residential properties	—	—	1	—	6
Secured by multifamily residential properties	—	—	—	—	—
Total real estate loans	—	6	14	—	6
Construction and land development	—	—	—	191	—
Consumer installment, home equity and unsecured loans to individuals	2	30	70	61	40
Total recoveries of loans previously charged off	1,216	130	375	441	273
Net (recoveries) charge-offs	(1,206)	(73)	2,476	3,621	218
Provision (benefit) for credit losses	(84)	220	1,265	1,925	517
Allowance for unfunded commitments transferred to other liabilities	(165)	(417)	—	—	—
Allowance acquired in acquisition of South Bay Bank, N.A	—	—	—	—	3,646
Balance, end of period	$4,468	$3,511	$3,635	$4,846	$6,542

Net loan (recoveries) charge-offs as a percentage of allowance for loan and lease losses	-26.99%	-1.86%	68.12%	74.72%	3.33%
Net loan (recoveries) charge-offs as a percentage of average gross loans outstanding during the period	-0.38%	-0.03%	0.95%	1.42%	0.19%
Recoveries of loans previously charged off as a percentage of loans charged off in the previous year	2133.33%	4.56%	9.23%	89.82%	231.36%

The allowance for loan and lease losses increased in 2005 primarily due to (i) the growth in loans receivable during 2005, (ii) expansion of higher risk film production lending, (iii) the increased credit risk to adjustable rate borrowers in a rising interest rate environment, and (iv) an increase in the average size of individual loans in our portfolio.  There was a negative provision of $84,000 to the allowance for loan and lease losses credited to earnings in 2005; based upon our valuation assessment we recorded a benefit for credit losses.  Factors influencing our judgments regarding provisions for credit losses included: 2004 — growth in loans receivable and unfunded commitments; 2003, 2002, and 2001 — the level of problem credits and charge offs.

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

Off-Balance Sheet Arrangements

  Guarantees

National Mercantile has unconditionally guaranteed the Trust Preferred Securities issued by the Trust (see Junior Subordinated Debentures/Trust Preferred Securities above).

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

Selected Financial Ratios

The following Table 19 sets forth selected financial ratios:

Table 19

Selected Performance Ratios

	For the Year Ended
	December 31,
	2005	2004	2003

Return on average assets	1.10%	0.61%	-0.01%
Return on average shareholders’ equity	12.15%	7.02%	-0.10%
Average shareholders’ equity to average assets	9.04%	8.68%	8.66%

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

•                  Our ability to access the wholesale funding market; and

•                  The fair values of our derivative financial instruments.

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

As a result of a recent interpretation on the “short cut” method of accounting for derivatives as hedges under of SFAS 133, the Company undertook additional review and testing of its internal controls.  After initial discussions with its auditors, the Audit Committee held a meeting on August 8, 2006 to review with management the potential impact of these matters. After completing further analysis, management recommended to the Audit Committee, at a follow-up meeting held on August 14, 2006, that previously reported financial results be restated to eliminate hedge accounting for the derivative. The Audit Committee agreed with management’s recommendation.

In connection with this amended Form 10-KSB, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We considered the reasons why the restatement was necessary and whether the restatement resulted from a material weakness in our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer determined that the restatement does not affect their conclusion that our disclosure controls and procedures were effective as of December 31, 2005.  Factors that led to this determination included: (i) we had retained and received advice from professional experts in the accounting for derivatives as hedges transactions at the time of the transaction and in connection with subsequent financial reporting, including our Form 10-KSB for the year ended December 31, 2005; (ii) the accounting treatment previously used by us was consistent with industry practice; (iii) our interpretation of the accounting rules under SFAS No. 133 was reasonable; and (iv) management, and our Audit Committee, identified the recent interpretation on the “short cut” method of accounting for derivatives as hedges that resulted in the restatement of our financial statements.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

 The information required by this item will appear under the captions “Election of Directors,’’ ‘‘ Executive Officers,’’ ‘‘Section 16(a) Beneficial Ownership Reporting Compliance,’’ and “Code of Ethics” in the Company’s proxy statement for the 2006 Annual Meeting of Shareholders (the ‘‘2006 Proxy Statement’’), and such information shall be deemed to be incorporated herein by reference to that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of  our most recently completed fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

 The information required by this item will appear under the captions “Compensation of Executive Officers,” “Compensation of Directors,’’ ‘‘Summary Compensation Table,’’ “2005 Option Grants,” ‘‘2005 Option Exercises and Year-End Option Values” and “Employment and Severance Agreements” in the 2006 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to those portions of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will appear under the caption ‘‘Security Ownership of Principal Shareholders and Management’’ and “Equity Compensation Plan Information” in the 2006 Proxy Statement, and such information either shall be deemed to be incorporated herein by reference to that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear under the caption ‘‘Certain Relationships and Related Transactions’’ in the 2006 Proxy Statement, and such information shall be deemed to be incorporated herein by reference to that portion of the 2006 Proxy Statement, if filed with the Securities and Exchange Commission not later than 120 days after the end of our most recently completed fiscal year.

ITEM 13.  EXHIBITS

 See Index to Exhibits on page 68 of this Form 10-KSB/A

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

NATIONAL MERCANTILE BANCORP
(Registrant)

	By	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Date: September 28, 2006		Chief Executive Officer

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

As discussed more fully in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2005, and 2004 to correct errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mercantile Bancorp and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
Los Angeles, California
March 31, 2006 except for
Notes 1, 2, 7, 8, 11, 13, 14, 15 and 17 as to which the date is
September 28, 2006

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

/s/ Ernst & Young LLP
Los Angeles, California
March 28, 2005
except for Notes 1, 2, 7, 13, 14, and 15
as to which the date is September 28, 2006

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31,
2005
(Dollars in thousands, restated)
ASSETS
Cash and due from banks-demand	$13,507
Due from banks-interest bearing	2,000
Federal funds sold	685
Cash and cash equivalents	16,192
Securities available-for-sale, at fair value; aggregate amortized cost of $72,428	71,758
Securities held-to-maturity, at amortized cost; aggregate fair value of $2,572	2,612
Federal Reserve Bank and other stock	3,809
Loans receivable	338,558
Allowance for loan and lease losses	(4,468)
Net loans receivable	334,090

Premises and equipment, net	5,861
Other real estate owned	1,056
Deferred tax asset, net	4,442
Goodwill	3,225
Intangible assets, net	1,407
Accrued interest receivable and other assets	4,008
Total assets	$448,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$115,924
Interest-bearing demand	36,018
Money market	76,334
Savings	28,208
Time certificates of deposit:
$100,000 or more	87,468
Under $100,000	19,256
Total deposits	363,208

Other borrowings	28,337
Junior subordinated deferrable interest debentures	15,464
Accrued interest payable and other liabilities	3,288
Total liabilities	410,297

Shareholders’ equity:

Preferred stock, no par value - authorized 1,000,000 shares: Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000
Common stock, no par value; authorized 10,000,000 shares; outstanding 4,403,024 shares	45,697
Accumulated deficit	(7,380)
Accumulated other comprehensive loss	(1,154)
Total shareholders’ equity	38,163
Total liabilities and shareholders’ equity	$448,460

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2005	2004
	(Dollars in thousands,
	except per share data, restated)
Interest income:
Loans, including fees	$24,039	$17,915
Securities	2,075	1,388
Due from banks	101	56
Federal funds sold and securities purchased under agreements to resell	50	95
Total interest income	26,265	19,454
Interest expense:
Interest-bearing demand	158	80
Money market and savings	1,342	749
Time certificates of deposit:
$100,000 or more	1,365	403
Under $100,000	620	473
Total interest expense on deposits	3,485	1,705
Junior subordinated deferrable interest debentures	1,585	1,585
Other borrowings	412	333
Total interest expense	5,482	3,623
Net interest income before provision for credit losses	20,783	15,831
Provision (benefit) for credit losses	(84)	220
Net interest income after provision for credit losses	20,867	15,611
Other operating income:
Net loss on sale of securities available-for-sale	—	(197)
Trading gains (losses) on non-hedge derivatives	(395)	229
Net settlement on interest rate swap	347	619
International services	52	59
Investment division	54	53
Deposit-related and other customer services	1,060	1,652
Total other operating income	1,118	2,415
Other operating expenses:
Salaries and related benefits	7,788	7,508
Net occupancy	997	1,127
Furniture and equipment	506	485
Printing and communications	537	546
Insurance and regulatory assessments	421	433
Client services	666	590
Computer data processing	882	965
Legal services	540	464
Other professional services	1,127	854
Amortization of core deposit intangible	223	223
Promotion and other expenses	689	833
Total other operating expenses	14,376	14,028
Income before income tax provision	7,609	3,998
Income tax provision	3,159	1,678
Net income	$4,450	$2,320
Earnings per share:
Basic	$0.96	$0.64
Diluted	$0.75	$0.41

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated Other
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Accumulated	Comprehensive
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Deficit	Income	Total
	(Dollars in thousands, except share data, restated)

Balance at December 31, 2003	729,585	$5,959	1,000	$1,000	2,772,279	$38,602	$(14,150)	$71	$31,482
Preferred stock converted into common stock on a 2:1 basis	(63,312)	(517)			126,624	517			—
Stock options exercised					55,225	372			372
Comprehensive income:
Unrealized holding gain during the period, net								203	203
Net income							2,320		2,320
Comprehensive income									2,523
Balance at December 31, 2004	666,273	5,442	1,000	1,000	2,954,128	39,491	(11,830)	274	34,377
Preferred stock converted into common stock on a 2:1 basis	(666,273)	(5,442)			1,332,546	5,442			—
Common stock issued									—
Stock options exercised					116,350	764			764
Cumulative effect of change in accounting principal (Note 1)									—
Comprehensive income (loss):
Unrealized holding gain during the period, net								(1,428)	(1,428)
Net income							4,450		4,450
Comprehensive income									3,022
Balance at December 31, 2005	—	$—	1,000	$1,000	4,403,024	$45,697	$(7,380)	$(1,154)	$38,163

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2005	2004
	(Dollars in thousands, restated)
Cash flows from operating activities:
Net income	$4,450	$2,320
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	425	409
Provision (benefit) for credit losses	(84)	220
Trading loss (gain) on non-hedge derivatives	395	(229)
Loss on sale of securities available for sale	—	197
Net amortization of premium on securities available-for-sale	20	250
Net amortization of premium on securities held-to-maturity	29	47
Net amortization of core deposit intangible	223	223
Net amortization of premium on loans purchased	159	190
Utilization of deferred tax assets	1,083	1,664
Decrease (increase) in accrued interest receivable and other assets	17	(236)
Increase in accrued interest payable and other liabilities	1,137	329
Net cash provided by operating activities	7,854	5,384

Cash flows from investing activities:
Purchase of securities available-for-sale	(47,884)	(34,987)
Proceeds from sales of securities available-for-sale	—	11,759
Proceeds from repayments and maturities of securities available-for-sale	12,457	16,517
Proceeds from repayments and maturities of securities held-to-maturity	866	1,043
Loan originations and principal collections, net	(25,668)	(53,178)
Purchase of Federal Reserve stock and other stocks	(733)	(1,204)
Expenditures on OREO improvements	—	(132)
Purchases of premises and equipment	(482)	(769)

Net cash used in investing activities	(61,444)	(60,951)

Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	6,041	6,749
Net increase in time certificates of deposit	43,625	8,076
Net decrease in securities sold under agreements to repurchase and federal funds purchased	—	(399)
Net increase in other borrowings	2,437	18,400
Net proceeds from exercise of stock options	764	372
Net cash provided by financing activities	52,867	33,198
Net decrease in cash and cash equivalents	(723)	(22,369)
Cash and cash equivalents, January 1	16,915	39,284
Cash and cash equivalents, December 31	$16,192	$16,915

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,778	$3,229
Cash paid for income taxes	1,225	51
Unrealized loss on securitites available-for-sale, net of tax effect	(392)	(40)
Unrealized gain (loss) on cash flow hedges, net of tax effect	$(762)	$314

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Restatement

National Mercantile Bancorp has restated its consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and for each of the interim periods in 2005, 2004 and 2003. This restatement corrected errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In 2003, the Company entered into an interest rate swap agreement in connection with the trust preferred securities related to the Company’s junior subordinated deferrable interest debentures (Trust Preferred Swap) that was accounted for as a fair value hedge under SFAS No. 133. The Company elected an abbreviated method (the “short-cut” method) of documenting the effectiveness of the swap as a hedge, which allowed the Company to assume no ineffectiveness in this transaction. As a result of later technical interpretations of SFAS 133, the Company subsequently concluded that the Trust Preferred Swap did not qualify for this method in prior periods.  The presence of an interest deferral feature in the interest rate swap was determined, in retrospect, to have caused the interest rate swap to not have a fair value of zero at inception, which is required under SFAS 133 to qualify for short-cut hedge accounting treatment.  Hedge accounting under SFAS No. 133 for this swap transaction is not allowed retrospectively because the hedge documentation required for the long-haul method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made to the hedged item, the debt, as an adjustment to the par amount of the Trust Preferred debt. This reversal of fair value hedge accounting also results in reclassification of swap net settlements from interest expense to noninterest income as well as recording of swap mark-to-market adjustments in trading gains (losses) on economic derivatives.

The following table sets forth the effects of the adjustments on net income for the years 2005 and 2004.  Since the Company could not apply hedge accounting for the transaction, the Trust Preferred Swap has been marked-to-market through the consolidated statement of operations with no related offset for hedge accounting.

Increase (Decrease) in Net Income

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Net income as previously reported	$4,681	$2,186

Trading gains (losses) on non-hedge derivatives	(395)	229
Benefit (provision) for income taxes	164	(95)
Total adjustment	(231)	134

Restated net income	$4,450	$2,320
Percent change	(4.93)%	6.13%

The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet and statement of stockholders’ equity as of December 31, 2005 and the consolidated statements of income for the years ended December 31, 2005 and 2004.

	December 31,
	2005
	As Originally Reported	Restated
	(Dollars in thousands)
Consolidated balance sheets:
Deferred tax asset, net	$4,203	$4,442
Accrued interest receivable and other assets	4,583	4,008
Total assets	448,796	448,460
Accumulated deficit	(7,044)	(7,380)
Total shareholders’ equity	38,499	38,163
Total liabilities and shareholders’ equity	448,796	448,460

	Year Ended December 31,
	2005		2004
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations:
Interest expense:
Junior subordinated deferrable interest debentures	$1,239	$1,585	$966	$1,585
Total interest expense	5,136	5,482	3,004	3,623
Net interest income before provision for credit losses	21,129	20,783	16,450	15,831
Net interest income after provision for credit losses	21,213	20,867	16,230	15,611
Trading gains (losses) on economic derivatives	—	(395)	—	229
Net cash settlement of interest rate swap derivative	—	347	—	619
Total other operating income	1,166	1,118	1,567	2,415
Income before income tax provision	8,003	7,609	3,769	3,998
Income tax provision	3,322	3,159	1,583	1,678
Net income	4,681	4,450	2,186	2,320
Earnings per share – basic(1)	1.01	0.96	0.60	0.64
Earnings per share – diluted(1)	0.79	0.75	0.38	0.41

(1) Adjusted for the 5- for 4-stock split paid April 16, 2006

	Accumulated Deficit		Total
	As Originally Reported	Restated	As Originally Reported	Restated
	(Dollars in thousands)
Consolidated Statement of Changes in Shareholders’ Equity:
Balance at December 31, 2003	$(13,911)	$(14,150)	$31,721	$31,482
For the year ended December 31, 2004:
Net income	2,186	2,320	2,186	2,320
Comprehensive income			2,389	2,523
Balance at December 31, 2004	(11,725)	(11,830)	34,482	34,377
For the year ended December 31, 2005:
Net income	4,681	4,450	4,681	4,450
Comprehensive income			3,253	3,022
Balance at December 31, 2005	(7,044)	(7,380)	38,499	38,163

The following table reflects the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet as of March 31, June 30, and September 30, 2005.

	March 31,		June 30,		September 30,
	2005		2005		2005
	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated
	(Dollars in thousands)				(Dollars in thousands)
Consolidated balance sheets:
Deferred tax asset, net	$5,476	$5,635	$4,862	$4,780	$4,652	$4,775
Accrued interest receivable and other assets	3,662	3,277	3,996	4,193	3,893	3,595
Total assets	387,006	386,780	403,684	403,799	428,483	428,308
Accumulated deficit	(10,785)	(11,010)	(9,747)	(9,631)	(8,450)	(8,623)
Total shareholders’ equity	34,801	34,576	36,432	36,548	37,087	36,914
Total liabilities and shareholders’ equity	387,006	386,780	403,684	403,799	428,483	428,308

The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated statements of income for the three month periods ended March 31, June 30, September 30, and December 31, 2005 and 2004.

	For the three months ended
	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005
	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations:
Interest expense:
Junior subordinated deferrable interest debentures	$280	$396	$297	$396	$326	$396	$335	$396
Total interest expense	976	1,092	1,016	1,115	1,298	1,368	1,846	1,907
Net interest income before provision for credit losses	4,861	4,745	5,073	4,974	5,456	5,386	5,739	5,678
Net interest income after provision for credit losses	4,772	4,656	5,073	4,974	5,669	5,599	5,699	5,638
Trading gains (losses) on economic derivatives	—	(204)	—	582	—	(493)	—	(280)
Net cash settlement of non-hedge interest rate swap	—	116	—	99	—	70	—	61
Total other operating income	322	234	299	980	278	(145)	267	48
Income before income tax provision	1,608	1,404	1,773	2,355	2,217	1,724	2,405	2,125
Income tax provision	667	582	736	978	920	715	999	883
Net income	941	822	1,037	1,377	1,297	1,009	1,406	1,242
Earnings per share – basic(1)	0.25	0.22	0.27	0.35	0.24	0.19	0.26	0.23
Earnings per share – diluted(1)	0.16	0.14	0.18	0.23	0.22	0.17	0.24	0.21

(1) Adjusted for the 5- for 4-stock split paid April 16, 2006

	For the three months ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated	As Originally Reported	Restated
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations:
Interest expense:
Junior subordinated deferrable interest debentures	$226	$396	$228	$375	$259	$396	$253	$396
Total interest expense	690	860	694	841	792	929	828	971
Net interest income before provision for credit losses	3,451	3,281	3,622	3,475	4,695	4,558	4,682	4,539
Net interest income after provision for credit losses	3,451	3,281	3,622	3,475	4,575	4,438	4,582	4,439
Trading gains (losses) on economic derivatives	—	453	—	(837)	—	670	—	(58)
Net cash settlement of non-hedge interest rate swap	—	170	—	147	—	137	—	143
Total other operating income	465	1,088	402	(288)	317	1,124	383	468
Income before income tax provision	493	946	585	(252)	1,514	2,184	1,177	1,119
Income tax provision	202	390	240	(107)	642	920	499	475
Net income	291	556	345	(145)	872	1,264	678	644
Earnings per share – basic(1)	0.08	0.16	0.09	-0.04	0.24	0.35	0.18	0.17
Earnings per share – diluted(1)	0.05	0.10	0.06	-0.03	0.15	0.22	0.12	0.11

(1) Adjusted for the 5- for 4-stock split paid April 16, 2006

In addition, the following Notes to Consolidated Financial Statements have been restated: 2, 7,13, 14, 15.

Note 2—Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks-demand, due from banks — interest bearing, and federal funds sold.

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

Each classification of other comprehensive income together with total comprehensive income is reported in the consolidated statements of changes in shareholders’ equity.  The following table presents the accumulated balances of each classification of other comprehensive income, and the related income tax expense or benefit, as of the dates indicated:

	Net gain (loss) on securities available- for-sale	Net gain (loss) on cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)

Balance at December 31, 2003	$71	$—	$71
Gross unrealized holding loss during the period	(260)	537	277
Less: Income tax benefit (expense).	108	(223)	(115)
Less: Reclassification of losses included in net income, net of income tax benefit of $29.	41	—	41
Other comprehensive income (loss).	(111)	314	203
Balance at December 31, 2004	(40)	314	274
Gross unrealized holding loss during the period	(604)	(1,838)	(2,442)
Less: Income tax benefit	251	763	1,014
Other comprehensive loss	(353)	(1,075)	(1,428)
Balance at December 31, 2005	$(392)	$(762)	$(1,154)

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share for the periods indicated (adjusted for the 5- for4-stock split paid April 16, 2006):

		Weighted
		Average	Per Share
	Net Income	Shares	Amount
	(Dollars in thousands, except per share data, restated)

For the year ended December 31, 2005:
Basic EPS	$4,450	4,630,186	$0.96

Effect of dilutive securities:
Options		261,544
Convertible preferred stock		1,006,028
Diluted earnings per share	$4,450	5,897,758	$0.75

For the year ended December 31, 2004:
Basic EPS	$2,320	3,619,136	$0.64

Effect of dilutive securities:
Options		191,826
Convertible preferred stock		1,883,565
Diluted earnings per share	$2,320	5,694,528	$0.41

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

Note 3—Goodwill and Other Intangible Assets

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

Note 4—Investment Securities

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

The estimated fair value and amortized cost of securities available-for-sale and held-to-maturity at December 31, 2005 by contractual maturity, are shown below:

			After one but		After five but					Weighted
	Within one year		within five years		within ten years		After ten years			Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$—	—	$599	4.32%	$—	—	$—	—	$599	4.32%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	100	5.98%	100	5.98%
Other U.S. government and federal agencies	7,867	2.31%	7,940	3.12%	—	—	1,972	0	17,779	2.77%
FHLMC/FNMA-issued mortgage pass-through certificates	—	—	234	4.96%	2,354	4.41%	31,075	4.96%	33,663	4.92%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	2	5.93%	—	—	2,539	0	2,541	5.49%
Privately issued corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	—	—	17,076	0	17,076	4.95%
	$7,867	2.31%	$8,775	3.25%	$2,354	4.41%	$52,762	4.92%	$71,758	4.41%

Amortized Cost	$7,894		$8,873		$2,389		$53,272		$72,428

FRB and other stocks	$3,809	4.94%	$—	—	$—	—	$—	—	$3,809	—

			After one but		After five but					Weighted
	Within one year		within five years		within ten years		After ten years			Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities held-to-maturity:
FHLMC/FNMA-issud mortgage pass-through certificates	$—	—	$—	—	$2,612	4.29%	$—	—	$2,612	4.29%

	$—	—	$—	—	$2,612	4.29%	$—	—	$2,612	4.29%

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

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
	(Dollars in thousands)

U.S. Treasury securities	$599	$—	$—	$—	$599	$—

Other U.S. government and federal agency securities	35,147	(378)	17,528	(180)	52,675	(558)

Privately issued corporate bonds, CMO’s and REMIC's securities	12,440	(169)	1,709	(48)	14,149	(217)
Total temporarily impaired securities	$48,186	$(547)	$19,237	$(228)	$67,423	$(775)

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

Note 5 - Loans Receivable and Allowance for Loan and Lease Losses

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

Note 6 – Premises and Equipment and Lease Commitments

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

The future net minimum annual rental commitments at December 31, 2005 are summarized below.

2005
(Dollars in thousands)
For the year ended December 31,
2006	$693
2007	695
2008	708
2009	559
2010	453
Thereafter	1,563
$4,671

Note 7—Income Taxes

The components of income tax provision consisted of the following for the years ended December 31:

	2005	2004
	(Dollars in thousands, restated)

Current taxes	$1,112	$65
Deferred taxes	2,047	1,613
Total income tax provision	$3,159	$1,678

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2005 and 2004 to the income before income tax provision and the effective tax rate are as follows:

	2005		2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands, restated)
Tax provision at statutory rate	$2,587	34.0%	$1,359	34.0%
Increase (reduction) in taxes resulting from:
State taxes	548	6.8%	287	7.6%
Permanent differences	24	0.3%	32	0.8%
	$3,159	39.5%	$1,678	44.5%

The major components of the net deferred tax asset at December 31, 2004 are as follows:

	2005	2004
	(Dollars in thousands, restated)
Deferred tax assets:
Net operating losses	$1,992	$4,725
Securities available for sale	818	—
Economic derivatives	239	75
Accrued expenses	413	304
Alternative minimum tax credits	544	384
Nonaccrual interest	116	89
Loan fees	212	285
Bad debt expense	278	313
Core deposits	115	86
Securities acquired in business combination	47	47
State taxes	302	63
Other real estate owned	31	31
Other	49	7
Total deferred tax assets	5,156	6,409

Deferred tax liabilities:
Depreciation	(698)	(671)
Securities available for sale	—	(196)
FHLB stock dividend	(56)	(42)
Loan premium amortization	(80)	(145)
Total deferred tax liabilities	(834)	(1,054)
Net deferred tax asset	$4,322	$5,355

For tax purposes at December 31, 2005, the Company had (i) federal NOLs of $5.0 million, which begin to expire in 2009; and (ii) a federal AMT credit of $544,000 that carryforwards indefinitely.  The Company believes that it is more likely than not that the deferred tax asset will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

Note 8—Benefit Plans

Stock Incentive Plans.  At December 31, 2005, the Company had two active stock incentive plans pursuant to which up to a total of 1,148,138 shares of common stock may be issued.  Under these plans, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board of Directors of the Company determines. However, the exercise price of options granted to nonemployee directors may not be less than the fair market value of the common stock on the date of grant.  At December 31, 2005, the only outstanding awards under these plans were stock options, and at that date 200,074 shares were available for future awards.

At December 31, 2005, there were also outstanding options granted under a prior stock incentive plan.

The following summarizes option grants, cancellations and exercises under the Company’s stock incentive plans for the periods indicated.

		Option Price Range
		Per Share

Outstanding, December 31, 2003	493,308	$4.31	—	$11.50
Granted	81,200	9.48	—	11.45
Cancelled	(39,125)	4.59	—	10.26
Exercised	(55,225)	4.50	—	9.75
Outstanding, December 31, 2004	480,158	$4.31	—	$11.50
Granted	161,950	12.49	—	19.25
Cancelled	(116,350)	4.31	—	11.20
Exercised	(6,400)	4.31	—	11.14
Five-for-four stock split paid April 16, 2006	129,840	3.45	—	15.40
Outstanding, December 31, 2005	649,198	$3.45	—	$15.40

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

Note 9—Deposits and Borrowed Funds

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

Note 10—Junior Subordinated Deferrable Interest Debentures

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

Note 11—Availability to National Mercantile of Funds from Banks; Restrictions on Cash Balances; Capital

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

					To be Categorized
					as Well
					Capitalized under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Rules
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands, restated)

As of December 31, 2005
Total Capital to Risk Weighted Assets
National Mercantile Bancorp	$53,231	13.72%	$29,391	>=8.0%	$ N/A	N/A
Mercantile National Bank	27,096	14.84%	14,843	>=8.0%	18,554	>=10.0%
South Bay Bank, N.A	21,239	10.22%	14,718	>=8.0%	18,398	>=10.0%
Tier 1 Capital to Risk Weighted Assets
National Mercantile Bancorp	46,483	11.98%	14,695	>=4.0%	N/A	N/A %
Mercantile National Bank	24,811	13.59%	7,421	>=4.0%	11,132	>=6.0%
South Bay Bank, N.A	18,701	9.00%	7,359	>=4.0%	11,039	>=6.0%
Tier 1 Capital to Average Assets
National Mercantile Bancorp	46,483	10.74%	15,475	>=4.0%	N/A	N/A %
Mercantile National Bank	24,811	10.49%	8,619	>=4.0%	10,774	>=5.0%
South Bay Bank, N.A	18,701	9.04%	7,356	>=4.0%	9,195	>=5.0%

Note 12—Commitments and Contingencies

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

The estimated fair values of financial instruments at the date indicated are presented below.

	December 31, 2005
	Carrying	Fair
	Amount	Value
	(Dollars in thousands, restated)
Financial assets:
Cash, cash equivalents and deposit with other financial institutions	$16,192	$16,192
Securities available-for-sale	71,758	71,758
Securities held-to-maturity	2,612	2,584
FRB and other stock	3,809	3,809
Loans, net of allowance for credit losses	334,090	333,791
Fair value hedges	(41)	(41)
Cash flow hedges:
Interest rate swaps	(1,034)	(1,034)
Interest rate floors	286	286
Non-hedge derivatives	(575)	(575)
Financial liabilities:
Demand deposits, money market and savings	256,484	256,484
Time certificates of deposit	106,724	106,171
Junior subordinated debentures	15,464	16,039
Other borrowings	28,337	28,337

Note 14—Derivatives

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

The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

	December 31, 2005		December 31, 2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands, restated)
Fair value hedges:
Interest rate swaps	$30,000	$(41)	$—	$—

Cash flow hedges:
Interest rate swaps	$50,000	$(1,034)	$50,000	$406
Interest rate floors	$50,000	$286	$—	$—

Non-hedge derivatives:
Interest rate swaps	15,000	(575)	15,000	(311)
Interest rate floors	$150,000	$—	$—	$—

Fair value hedges are hedges that reduce the risk of changes in the fair values of assets, liabilities and certain types of firm commitments.  The Company uses interest rate swaps to hedge the change in fair value of portions of its wholesale funding.  The interest rate swaps result in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on such interest rate swaps is recognized as an adjustment to interest expense.  The net change in fair value of the derivatives and the hedged items is reported in earnings.  The fair value hedges are highly effective and therefore no ineffectiveness was recognized in current earnings related to this swap.

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

Non-hedge derivatives are interest rate swaps and interest rate floors that do not meet the strict criteria for hedge accounting treatment.  We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting.  Derivatives not designated as hedges are marked to market through earnings.  The Company has entered into an interest rate swap agreement to pay an adjustable rate and receive a fixed rate with terms that mirror its Junior Subordinated Debentures.  At inception of this swap, the Company designated this swap as a fair value hedge of its Junior Subordinated Debentures and established the “short-cut” method of documenting the hedge effectiveness.  As a result of subsequent technical interpretations of the “short-cut” hedge accounting rules, the Company has treated this swap as a non-hedge derivative and restated its financial statements since inception of the transaction accordingly.  The effect of the non-hedge derivative treatment is to reflect the change in fair value of the swap in current income as a trading gain or loss.  There was a $395,000 trading loss recorded in 2005 and a $229,000 trading gain in 2004 reflecting the change in market value of this swap.  During 2005, the Company purchased a one year interest rate floor to help protect its net interest income in the event of a rapid decline in interest rates and permit it to execute other strategies to protect against declining interest rates over time.  There was an $8,000 charge to earnings during the year ended December 31, 2005 writing the value of this floor to zero.

Note 15—Parent Company Information

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2005, and the related condensed statements of operations and cash flows for each of the years in the two-year period ended December 31, 2005.

December 31,
2005
(Dollars in thousands, restated)

Cash with Banks	$137
Due from banks - time	1,015
Securities available-for-sale	974
Investment in the Banks	48,558
Other assets	3,720
Total assets	$54,404

Junior subordinated deferrable interest debentures	$15,464
Other liabilities	777
Total liabilities	16,241

Shareholders’ equity:
Preferred stock	1,000
Common stock	45,697
Accumulated deficit	(7,380)
Accumulated other comprehensive income	(1,154)
Total shareholders’ equity	38,163
Total liabilities and shareholders’ equity	$54,404

Statements of Operations

	Year ended December 31,
	2005	2004
	(Dollars in thousands, restated)

Interest income	$61	$33
Interest expense	1,585	1,563
Net interest expense	(1,524)	(1,530)

Other operating income	(47)	970
Other operating expense	374	238
Loss before equity in undistributed net income of the Bank	(1,945)	(798)
Equity in undistributed net income of subsidiaries	5,588	2,790
Income before income tax provision (benefit)	3,643	1,992
Income tax benefit	807	328
Net income	$4,450	$2,320

Statements of Cash Flow

	Year ended December 31,
	2005	2004
	(Dollars in thousands, restated)

Cash flows from operating activities:
Net income	$4,450	$2,320
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of subsidiaries, net	(5,588)	(2,790)
Trading loss (gain) on economic derivatives	395	(229)
Net increase in other assets and other liabilities	(1,658)	(520)
Net cash used in operations	(2,401)	(1,219)

Cash flows from investing activities:
Purchase of available-for-sale securities	(536)	(1,290)
Sales and maturities of available-for-sale securities	1,500	1,800
Net cash provided by (used in) investing activities	964	510

Cash flows from financing activities:
Proceeds from stock options exercised	764	372
Net cash provided by financing activities	764	372
Net decrease in cash and cash equivalents	(673)	(337)
Cash and cash equivalents, beginning of the year	1,825	2,162
Cash and cash equivalents, end of the year	$1,152	$1,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,172	$1,020
Cash paid for income taxes, net	$1,225	$51

Note 16—Recent Accounting Developments

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

Note 17—Subsequent Event

Agreement and Plan of Merger

On June 15, 2006, National Mercantile entered into an Agreement and Plan of Merger (the “Merger Agreement”) with FCB Bancorp, a California corporation (“FCB”), and First California Financial Group, Inc. (“FCFG”), a new Delaware corporation formed by National Mercantile for the purpose of the merger transactions.  The Merger Agreement provides for the reincorporation merger of National Mercantile into FCFG immediately followed by the merger of FCB into FCFG (together, the “Mergers”).

Consummation of the Mergers is subject to a number of closing conditions, including approval by the shareholders of both National Mercantile and FCB and regulatory approval.

INDEX TO EXHIBITS

Exhibit

3.1

Amended and Restated Articles of Incorporation, dated June 20, 1997 (1); Certificate of Amendment of the Articles of Incorporation, filed May 4, 2000 (6); Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Perpetual Preferred Stock filed December 14, 2001(8); Certificate of Amendment to Article XIII of the Articles of Incorporation filed August 9, 2003 (12); Certificate of Amendment of the Articles of Incorporation, filed June 20, 2005 (13)

3.2	Bylaws of the Company, as amended, restated as of December 18, 1992 (2)

4.1	Indenture for Junior Subordinated Debt Securities dated as of July 16, 2001 (7)

10.1

Employment Agreement dated January 1, 1999 between Mercantile National Bank and Scott A. Montgomery (3); Assignment, Assumption — Amendment of Employment Agreement among National Mercantile Bancorp, Mercantile National Bank and Scott A. Montgomery (11)

10.2	Form of Indemnity Agreement between the Company and its directors (4)

10.3	National Mercantile Bancorp Amended 1996 Stock Incentive Plan (10)

10.4	Form of Agreement for National Mercantile Bancorp Amended 1996 Stock Incentive Plan (10)

10.5	National Mercantile Bancorp 2005 Stock Incentive Plan (13)

10.6	Form of Non-Qualified Stock Option Agreement for National Mercantile Bancorp 2005 Stock Incentive Plan (13)

10.6	Form of Incentive Stock Option Agreement for National Mercantile Bancorp 2005 Stock Incentive Plan (13)

10.6	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (7))

10.7	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (7)

10.8	Severance Agreement dated November 14, 2002 between National Mercantile Bancorp and David Brown (9)

10.9	Severance Agreement dated September 26, 2003 between National Mercantile Bancorp and Robert Bartlett (11)

10.10	Lease dated as of November 12, 2003 between Century Park and Mercantile National Bank relating to Suite 800 offices at 1880 Century Park East, Los Angeles, California (11)

10.11	Lease dated as of September 19, 2003 between Metropolitan Life Insurance Company and Mercantile National Bank relating to offices at 3070 Bristol Street, Costa Mesa, California (12)

10.12	Lease dated as of November 12, 2003 between Century Park and Mercantile National Bank relating to ground floor offices at 1880 Century Park East, Los Angeles, California (12)

10.13	Lease dated as of March 29, 2005 between Brighton Enterprises, LLC and Mercantile National Bank relating to offices at 9601 Wilshire Boulevard, Beverly Hills, California (12)

10.14	Lease dated as of September 10, 2004 between Encino Corporate Plaza, LP and Mercantile National Bank relating to offices at 16661 Ventura Boulevard, Encino, California (12)

10.15	Mercantile National Bank Deferred Compensation Plan and Form of Agreement (12)

11.

Statement regarding computation of per share earnings (see ‘‘Note 1-Summary of Significant Accounting Policies-Earnings Per Share’’—of the ‘‘Notes to the Consolidated Financial Statements’’ in “Item 7. Financial Statements” in this Annual Report on Form 10-KSB/A)

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

(6)             Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 21, 2000 and incorporated herein by reference.

(7)             Filed as an exhibit to the Company’s Report on Form 10-QSB for the quarter ended September 30, 2001 and incorporated herein by reference.

(8)             Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 21, 2001 and incorporated herein by reference.

(9)             Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 21, 2002 and incorporated herein by reference.

(10)       Filed as an exhibit to the Company’s Registration Statement on Form S-8 dated June 20, 2003 and incorporated herein by reference.

(11)       Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 21, 2003 and incorporated herein by reference.

(12)       Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 21, 2004 and incorporated herein by reference.

(13)       Filed as an exhibit to the Company’s Annual Report on Form 10-QSB for the quarter ended June 30, 20053 and incorporated herein by reference.