Form 10QSB/A
period 2006-03-31
NATIONAL MERCANTILE BANCORP
filed 2006-10-04
CIK 714801

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Amendment No. 1)

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

Explanatory Note

National Mercantile Bancorp (the “Company”) is filing this amendment to Form 10-QSB for the quarter ended March 31, 2006, to amend and restate historical financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-QSB related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

This amendment restates the consolidated financial statements and the other financial information as of and for the three months ended March 31, 2006. The restatement has the following impact on Net Income and Dilute Earnings Per Common Share by period:

Impact

	Net Income Adjustment	Diluted EPS Adjustment
	(Dollars in thousands)

1Q06	$(262)	(0.04)

For additional information relating to the effect of the restatement, see the following items:

Part I
Item 1. Financial Statements
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

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands, restated)
ASSETS
Cash and due from banks-demand	$15,211	$13,507
Due from banks-interest bearing	2,000	2,000
Federal funds sold	2,790	685
Cash and cash equivalents	20,001	16,192
Securities available-for-sale, at fair value; aggregate amortized cost of $87,278 and $72,428 at March 31, 2006 and December 31, 2005, respectively	85,825	71,758
Securities held-to-maturity, at amortized cost; aggregate fair value of $2,370 and $2,572 at March 31, 2006 and December 31, 2005, respectively	2,438	2,612
Federal Reserve Bank and other stock	3,940	3,809
Loans receivable	353,500	338,558
Allowance for credit losses	(4,562)	(4,468)
Net loans receivable	348,938	334,090

Premises and equipment, net	5,877	5,861
Other real estate owned	—	1,056
Deferred tax asset, net	4,289	4,442
Goodwill	3,225	3,225
Intangible assets, net	1,351	1,407
Accrued interest receivable and other assets	3,448	4,008
Total assets	$479,332	$448,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$122,638	$115,924
Interest-bearing demand	31,716	36,018
Money market	91,885	76,334
Savings	26,336	28,208
Time certificates of deposit:
$100,000 or more	114,296	87,468
Under $100,000	18,481	19,256
Total deposits	405,352	363,208

Securities sold under agreement to repurchase	15,000	—
Other borrowings	1,400	28,337
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	3,414	3,288
Total liabilities	440,630	410,297

Shareholders’ equity:
Preferred stock, no par value-authorized 1,000,000 shares:
Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at March 31, 2006 and December 31, 2005	1,000	1,000
Common stock, no par value-authorized 10,000,000 shares:
outstanding 5,541,280 shares and 5,503,780 shares at March 31, 2006 and December 31, 2005, respectively	45,976	45,697
Accumulated deficit	(6,324)	(7,380)
Accumulated other comprehensive loss	(1,950)	(1,154)
Total shareholders’ equity	38,702	38,163
Total liabilities and shareholders’ equity	$479,332	$448,460

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands,
	except per share data, restated)
Interest income:
Loans, including fees	$7,040	$5,443
Securities	985	368
Due from banks	21	16
Federal funds sold and securities purchased under agreements to resell	5	10
Total interest income	8,051	5,837
Interest expense:
Interest-bearing demand	42	32
Money market and savings	584	220
Time certificates of deposit:
$100,000 or more	768	208
Under $100,000	176	142
Total interest expense on deposits	1,570	602
Securities sold under agreements to repurchase	145	—
Other borrowings	224	94
Junior subordinated deferrable interest debentures	396	396
Total interest expense	2,335	1,092
Net interest income before provision for credit losses	5,716	4,745
Provision for credit losses	32	89
Net interest income after provision for credit losses	5,684	4,656
Other operating income:
Trading losses on non-hedge derivatives	(448)	(204)
Net settlement on interest rate swap	43	116
International services	33	10
Investment division	9	15
Deposit-related and other customer services	232	297
Gain on sale of other real estate owned	48	—
Total other operating income	(83)	234
Other operating expenses:
Salaries and related benefits	2,089	1,838
Net occupancy	261	246
Furniture and equipment	133	127
Printing and communications	166	145
Insurance and regulatory assessments	99	108
Client services	142	172
Computer data processing	217	232
Legal services	74	148
Other professional services	304	254
Amortization of core deposit intangible	56	56
Promotion and other expenses	191	160
Total other operating expenses	3,732	3,486
Income before income tax provision	1,869	1,404
Income tax provision	813	582
Net income	$1,056	$822
Earnings per share:
Basic	$0.19	$0.22
Diluted	$0.18	$0.14

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, restated)
Cash flows from operating activities:
Net income	$1,056	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116	103
Provision for credit losses	32	89
Trading loss on non-hedge derivatives	448	204
Gain on sale of other real estate owned	(48)	—
Net amortization of discount on securities available-for-sale	(21)	19
Net amortization of premium on securities held-to-maturity	5	8
Net amortization of core deposit intangible	56	56
Net amortization of premium on loans purchased	32	41
Utilization of deferred tax assets	759	—
Decrease (increase) in accrued interest receivable and other assets	(473)	382
Increase (decrease) in accrued interest payable and other liabilities	187	(668)
Net cash provided by operating activities	2,149	1,056
Cash flows from investing activities:
Purchase of securities available-for-sale	(24,513)	(536)
Proceeds from repayments and maturities of securities available-for-sale	10,114	1,336
Proceeds from repayments and maturities of securities held-to-maturity	169	215
Loan originations and principal collections, net	(14,973)	4,219
Proceeds from sale of other real estate owned	1,104	—
Purchase of Federal Reserve stock and other stocks	(595)	(195)
Purchases of premises and equipment	(132)	(140)
Net cash provided by (used in) investing activities	(28,826)	4,899
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	16,091	6,777
Net increase in time certificates of deposit	26,053	5,456
Net increase in securities sold under agreements to repurchase and federal funds purchased	15,000	—
Net decrease in other borrowings	(26,937)	(16,000)
Net proceeds from exercise of stock options	279	187
Net cash provided by (used in) financing activities	30,486	(3,580)
Net increase in cash and cash equivalents	3,809	2,375
Cash and cash equivalents, January 1	16,192	16,915
Cash and cash equivalents, March 31	$20,001	$19,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,112	$1,205
Cash paid for income taxes	325	290
Unrealized loss on securities available-for-sale, net of tax effect	353	173
Unrealized loss on cash flow hedges, net of tax effect	$1,076	$636

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—RESTATEMENT

National Mercantile Bancorp has restated its consolidated financial statements as of and for the three months ended March 31, 2006 and for the years ended December 31, 2005, 2004 and 2003 as well as for each of the interim periods in 2005, 2004 and 2003. This restatement corrected errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

The following table sets forth the effects of the adjustments to net income for the three months ended March 31, 2006.  Since the Company could not apply hedge accounting for the transaction, the Trust Preferred Swap has been marked-to-market through the consolidated statement of operations with no related offset for hedge accounting.

Three months
ended
March 31,
2006
Net income as previously reported	$1,318

Trading loss on non-hedge derivatives	(448)
Benefit for income taxes	186
Total adjustment	(262)

Restated net income	$1,056
-19.88%

The following tables reflect the previously reported amounts and the restated results by financial statement line item for the consolidated balance sheet and statement of stockholders’ equity as of March 31, 2006 and the consolidated statements of income for the three months then ended.

	March 31,
	2006
	As Originally Reported	As Restated
	(Dollars in thousands)
Consolidated balance sheets:
Deferred tax asset, net	$3,864	$4,289
Accrued interest receivable and other assets	4,471	3,448
Total assets	479,930	479,332
Accumulated deficit	(5,726)	(6,324)
Total shareholders’ equity	39,300	38,702
Total liabilities and shareholders’ equity	479,930	479,332

	Three Months Ended
	March 31, 2006
	As Originally Reported	Restated
Consolidated Statements of Operations:
Interest expense:
Junior subordinated deferrable interest debentures	$353	$396
Total interest expense	2,292	2,335
Net interest income before provision for credit losses	5,759	5,716
Net interest income after provision for credit losses	5,727	5,684
Trading gains (losses) on economic derivatives	—	(448)
Net cash settlement of interest rate swap derivative	—	43
Total other operating income	322	(83)
Income before income tax provision	2,317	1,869
Income tax provision	999	813
Net income	1,318	1,056
Earnings per share – basic(1)	0.24	0.19
Earnings per share – diluted(1)	0.22	0.18

(1)  Adjusted for the 5- for 4-stock split paid April 16, 2006

In addition, the following Notes to Consolidated Financial Statements have been restated: 2,3, 10, and 11.

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

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

NOTE 3—EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period.  The number of shares has been adjusted for the five-for-four stock split effected in the form of a stock dividend paid April 14, 2006 and reflect the conversion of the Series A Preferred Stock in June 2005.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

		Weighted
		Average	Per share
	Net Income	Shares	amount
	(Dollars in thousands, except per share data, restated)

For the three months ended March 31, 2006:
Basic earnings per share	$1,056	5,518,383	$0.19

Effect of dilutive securities:
Options		267,414
Convertible preferred stock		216,664
Diluted earnings per share	$1,056	6,002,461	$0.18

For the three months ended March 31, 2005:
Basic earnings per share	$822	3,716,154	$0.22

Effect of dilutive securities:
Options		246,269
Convertible preferred stock		1,851,363
Diluted earnings per share	822	5,813,785	$0.14

NOTE 4—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-interest-bearing and federal funds sold.

NOTE 5—ALLOWANCE FOR LOAN AND LEASE LOSSES

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

NOTE 6—GOODWILL AND CORE DEPOSIT INTANGIBLES

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

NOTE 7—REPURCHASE AGREEMENTS

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

NOTE 8—INCOME TAXES

Income tax provisions of $813,000 and $582,000 were recorded for the three months ended March 31, 2006 and 2005, respectively.

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

NOTE 9—SHARE-BASED PAYMENTS

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

The reported net income and earnings per share for the period shown are presented below to reflect the impact had the Company been required to recognize compensation expense based on SFAS 123R:

Three Months
Ended
March 31,
2005
(Dollars in thousands)

Reported net income	$822
Deduct: Toal share-based compensation expense determined using fair value method, net of related tax effects	(36)
786

Basic earnings per share:
As reported	$0.22
Pro forma	$0.21

Diluted earnings per share:
As reported	$0.14
Pro forma	$0.13

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

NOTE 10—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income (loss) was as follows:

	Three Months ended March 31,
	2006	2005
	(Dollars in thousands)

Net income	$1,056	$822

Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	(504)	(1,083)
Unrealized gain (loss) on interest rate floors used in cash flow hedges	(224)	—
Unrealized gain (loss) on securities available for sale	(796)	(425)
Other comprehensive income (loss), before tax	(1,524)	(1,508)

Income tax benefit (expense) related to items of other comprehensive income	444	699
Other comprehensive income (loss)	(1,080)	(809)
Total comprehensive income	$(24)	$13

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

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

Derivatives are accounted for according to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.  Some derivatives have been designated fair value hedges and cash flow hedges.  To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed.  The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged.  Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in earnings.

The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

	March 31, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Fair value hedges:
Interest rate swaps	$60,000	$(75)	$30,000	$(41)

Cash flow hedges:
Interest rate swaps	$50,000	$(1,537)	$50,000	$(1,034)
Interest rate floors	$50,000	$45	$50,000	$268

Non-hedge derivatives:
Interest rate swaps	$15,000	$(1,023)	$15,000	$(575)
Interest rate floors	150,000	—	150,000	—

Fair value hedges are hedges that minimize the risk of changes in the fair values of assets, liabilities and certain types of firm commitments.  The Company uses interest rate swaps to hedge the change in fair value of its brokered certificates of deposit.  The interest rate swaps result in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on such interest rate swaps are recognized as an adjustment to interest expense.  The net change in fair value of the derivatives and the hedged items is reported in earnings.  The fair value hedges are highly effective and therefore no ineffectiveness was recognized in current earnings related to this swap.

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

Non-hedge derivatives are interest rate floors and interest rate swaps that do not meet the strict criteria for hedge accounting treatment.  We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting.  Derivatives not designated as hedges are marked to market through earnings. The Company has entered into an interest rate swap agreement to pay an adjustable rate and receive a fixed rate with terms that mirror its junior subordinated debentures.  At inception of this swap, the Company designated this swap as a fair value hedge of its junior subordinated debentures and established the “short-cut” method of documenting the hedge effectiveness.  As a result of subsequent technical interpretations of the “short-cut” hedge accounting rules, the Company has treated this swap as a non-hedge derivative and restated its financial statements since inception of the transaction accordingly.  The effect of the non-hedge derivative treatment is to reflect the change in fair value of the swap in current income as a trading gain or loss.  There was a $448,000 and $204,000 trading loss recorded for the three months ended March 31, 2006 and 2005 reflecting the change in market value of this swap. During 2005, the Company purchased a one year interest rate floor to help protect its net interest income in the event of a rapid decline in interest rates and permit it to execute other strategies to protect against declining interest rates over time.  There was no charge to earnings during the first quarter 2006 as the floor has previously written down to zero.

NOTE 12—RECLASSIFICATIONS

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

RESTATEMENT

The Company has restated its consolidated financial statements for the years ended December 31, 2003, 2004 and 2005 and as of March 31, 2006 and for the three months then ended. This restatement corrected errors related to the Company’s derivative accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

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

The following table shows the statement of operations as originally reported and as restated, with the adjustments, for the three months ended March 31, 2006:

	Three Months Ended
	March 31, 2006
	As Originally Reported	Restated

Net interest income before provision for credit losses	$5,759	$5,759
Net cash settlement of interest rate swap derivative	—	(43)
Total net interest income	5,759	5,716
Provision (benefit) for credit losses	32	32
Net interest income after provision for credit losses	5,727	5,684
Total other operating income	322	322
Net cash settlement of interest rate swap derivative	—	43
Change in fair value of interest rate swap derivative	—	(448)
Total non-interest income	322	(83)
Total other operating expenses	3,732	3,732
Income before taxes	2,317	1,869
Income tax expense	999	999
Income tax effect on restatement	—	(186)
Total income tax expense	999	813
Net income	$1,318	$1,056

Net income per share – Basic	$0.24	$0.19
Net income per share – Diluted	$0.22	$0.18

RESULTS OF OPERATIONS OVERVIEW

We recorded net income of $1.1 million, or $0.19 basic earnings per share and $0.18 diluted earnings per share, for the three months ended March 31, 2006 compared to net income of $822,000, or $0.22 basic earnings per share and $0.14 diluted earnings per share, for the same period of 2005.  The increase in net income for the first quarter of 2006 was primarily due to a $971,000 increase in net interest income before the provision for credit losses resulting from increases in the prime rate lending index, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, and a favorable change in earning asset and funding liability composition.  This increase in net interest income for the first quarter of 2005 was partially offset by a $246,000 increase in noninterest expense.  The Company adopted Statement of Financial Accounting Standards No. 123R, Stock-Based Payments (SFAS 123R), January 1, 2006 resulting in the recognition of compensation expense for unvested stock options and an after-tax charge of $85,000 to earnings.

Return on average assets during the first quarter of 2006 was 0.92% compared to 0.83% during the first quarter of 2005.  Return on average equity during the first quarter of 2006 was 10.68% compared to 9.31% during the first quarter of 2005.

NET INTEREST INCOME

Net interest income increased $971,000 to $5.7 million during the first quarter of 2006 compared to first quarter 2005 due to a $2.2 million increase in interest income offset by a $1.2 million increase in interest expense.

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

Interest expense increased $1.2 million during the first quarter of 2006 compared to the same period in 2005 due to a $63.5 million increase in average interest-bearing liabilities and a 128 basis point increase in the weighted average cost of interest-bearing liabilities.  Interest expense on deposits increased $1.0 million due to a 133 basis point rise in weighted average cost of interest-bearing deposits in addition to $46.0 million greater average volume than 2004.  Time certificates of deposit $100,000 and over averaged $41.0 million greater during the 2006 period than 2005 due to an increased volume of brokered certificates of deposit (“Brokered CDs”).  The volume of money market and savings deposits increased $7.8 million during the first quarter of 2006 compared to first quarter of 2005 while time certificates of deposit under $100,000 declined $3.6 million.

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

The cost of time certificates of deposit $100,000 and over increased 175 basis points during the first quarter of 2006 compared to first quarter 2005.  The cost of money market and savings deposits increased 127 basis points while the cost of interest-bearing demand deposits and time certificates of deposit under $100,000 increased 11 basis points and 88 basis points, respectively.

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

The restatement eliminating hedge accounting treatment for the interest rate swap on our junior subordinated debentures resulted in a reclassification of the interest rate swap net settlement payment from interest expense to other operating income increasing interest expense $43,000 and $116,000 for the three months ended March 31, 2006 and 2005.

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

The net yield on interest earning assets (net interest margin) was 5.45% during the first quarter in 2006 compared to 5.32% during the first quarter in 2005, while the net interest spread was 4.54% and 4.70%, respectively.  The net interest margin and net interest spread during the first quarter of 2006 have declined from recent quarters largely due to the securities leverage strategy – intermediate-term security purchases financed with short-term wholesale funds – executed to reduce our balance sheet asset sensitivity.  Also, the first quarter of 2006 experienced a “flat yield curve” in which short-term rates have risen to the level of long-term interest rates.  A preponderance of our funding sources are correlated to the short-term rates.

The following table presents the components of net interest income for the three months ended March 31, 2006 and 2005.

Average Balance Sheet and

Analysis of Net Interest Income

	Three Months ended
	March 31, 2006			March 31, 2005
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities
Federal funds sold	$443	5	4.58%	$1,667	10	2.43%
Due from banks-interest bearing	2,000	21	4.26%	7,660	16	0.85%
Securities available-for-sale	77,729	959	4.94%	39,909	334	3.35%
Securities held-to-maturity	2,546	26	4.08%	3,415	34	3.98%
Loans receivable (1) (2)	342,737	7,040	8.33%	308,766	5,443	7.15%
Total interest earning assets	425,455	8,051	7.67%	361,417	5,837	6.55%

Noninterest earning assets:
Cash and due from banks - demand	15,020			19,135
Other assets	23,635			20,569
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(5,229)			(4,066)
Total assets	$458,881			$397,055

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,909	42	0.52%	$32,036	32	0.41%
Money market and savings	110,886	584	2.14%	103,132	220	0.87%
Time certificates of deposit:
$100,000 or more	86,395	768	3.61%	45,433	208	1.86%
Under $100,000	24,217	176	2.95%	27,767	142	2.07%
Total time certificates of deposit	110,612	944	3.46%	73,200	350	1.94%
Total interest-bearing deposits	254,407	1,570	2.50%	208,368	602	1.17%
Other borrowings	20,283	224	4.48%	15,139	94	2.52%
Junior subordinated debentures	15,464	396	10.39%	15,464	396	10.39%
Federal funds purchased and securities sold under agreements to repurchase	12,333	145	4.77%	—	—	—
Total interest-bearing liabilities	302,487	2,335	3.13%	238,971	1,092	1.85%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	113,413			121,408
Other liabilities	3,417			1,349
Shareholders’ equity	39,564			35,327
Total liabilities and shareholders’ equity	$458,881			$397,055

Net interest income (spread)		$5,716	4.54%		$4,745	4.70%

Net yield on earning assets (2)			5.45%			5.32%

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

	Three Months ended March 31,
	2006 vs 2005
			Net
	Increase (decrease) due to:		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold	$(7)	$2	$(5)
Interest-bearing deposits with other financial institutions	(12)	17	5
Securities available-for-sale	317	308	625
Securities held-to-maturity	(9)	1	(8)
Loans receivable (2)	599	998	1,597
Total interest-earning assets	888	1,326	2,214

Interest Expense:
Interest-bearing deposits:
Demand	$1	$9	$10
Money market and savings	17	347	364
Time certificates of deposit:
$100,000 or more	188	372	560
Under $100,000	(18)	52	34
Total time certificates of deposit	170	424	594
Total interest-bearing deposits	188	780	968
Other borrowings	32	98	130
Junior subordinated debentures	—	—	0
Federal funds purchased and securities sold under agreements to repurchase	145	—	145
Total interest-bearing liabilities	365	878	1,243

Net interest income	$523	$448	$971

(1)     The change in interest income or interest expense that is attributable to both changes in average balance, average rate and days in the quarter has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the rel

(2)     Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

We recorded a provision for credit losses of $32,000 for the first quarter 2006, reflecting the growth in loans receivable partially offset by a decrease in unfunded loan commitments, compared to $89,000 for the first quarter 2005.  During the first quarter 2006, we charged off loans receivable of $1,000.

OTHER OPERATING INCOME

Other operating income was an $83,000 loss for the first quarter of 2006 compared to $234,000 for the same period in 2005.  The 2006 period included a $448,000 trading loss on non-hedge derivatives compared to a $204,000 trading loss for the first quarter 2005.  The trading losses reflect the restatement in which hedge accounting treatment is not applied to an interest rate swap, but rather its change in fair value is recognized in current income.  Deposit-related fees decreased in the 2006 period due to higher compensating balance rates and changes in fee structure.  This decline was offset by a $48,000 gain on the sale of other real estate owned acquired through foreclosure and an increase in international services fees.

OTHER OPERATING EXPENSES

Other operating expenses increased to $3.7 million for the three months ended March 31, 2006 compared to $3.5 million for the same period of 2005. Significant variances within operating expenses were: (i) salaries and related benefits expense increased $251,000 or 13.7% due to the adoption of SFAS 123R requiring stock options to be expensed, the addition of business development staff and increased incentive expense; (ii) legal services expense decreased $74,000 or 50.0% primarily due to fewer problem assets and the decline in related legal activity; and (iii) other professional services expense increased $50,000 or 19.7% due to increased costs for audit services, recruiting fees and directors’ fees.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	March 31, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$599	$—	$3	$596
GNMA-issued/guaranteed mortgage pass through certificates	89	1	—	90
Other U.S. Government and federal agency securities	9,036	—	109	8,927
FHLMC/FNMA-issued mortgage pass through certificates	49,793	38	934	48,897
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,526	—	1	2,525
Privately issued corporate bonds, CMO and REMIC securities	25,235	—	445	24,790
	$87,278	$39	$1,492	$85,825

FRB and other equity stocks	$3,940	—	—	$3,940

	March 31, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,438	$—	$68	$2,370
	$2,438	$—	$68	$2,370

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$—	$599
GNMA-issued/guaranteed mortgage pass through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Privately issued corporate bonds, CMO and REMIC securities	17,290	3	217	17,076
	$72,428	$65	$735	$71,758

FRB and other equity stocks	$3,809	—	—	$3,809

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
F FHLMC/FNMA-issued mortgage pass through certificates	$2,612	$—	$40	$2,572
	$2,612	$—	$40	$2,572

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

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $38.2 million at December 31, 2005 to $38.7 million at March 31, 2006 due to the retained earnings for the three months ended March 31, 2006 partially offset by a decrease in market value of interest rate swaps and securities available-for-sale.

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

	Minimum
	For Capital	Well
	Adequacy	Capitalized	March 31,	December 31,
	Purposes	Standards	2006	2005
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	10.92%	10.74%
Tier 1 risk-based capital	4.00%	N/A	12.13%	11.98%
Total risk-based capital	8.00%	N/A	13.89%	13.72%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	10.47%	10.49%
Tier 1 risk-based capital	4.00%	6.00%	12.88%	13.59%
Total risk-based capital	8.00%	10.00%	14.13%	14.84%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	8.98%	9.04%
Tier 1 risk-based capital	4.00%	6.00%	9.32%	9.00%
Total risk-based capital	8.00%	10.00%	10.54%	10.22%

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

•                  The ability to access the wholesale funding market; and

•                  The value of our derivative financial instruments.

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

Many factors, most beyond the Company’s control, could cause actual results to differ significantly from the Company’s expectations.  These include, among other things, changes in interest rates which reduce interest margins, impact funding sources or diminish loan demand; increased competitive pressures; adverse changes in national and local economic conditions, and in real estate markets in California; changes in fiscal policy, monetary policy; legislative or regulatory environments, requirements or changes which adversely affect the Company; and declines in the credit quality of the Company’s loan portfolio.  See “Factors Which May Affect Future Operating Results.”

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

In connection with this amended Form 10-QSB, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures.  We considered the reasons why the restatement was necessary and whether the restatement resulted from a material weakness in our disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer determined that the restatement does not affect their conclusion that our disclosure controls and procedures were effective as of March 31, 2006.  Factors that led to this determination included: (i) we had retained and received advice from professional experts in the accounting for derivatives as hedges transactions at the time of the transaction and in connection with subsequent financial reporting, including our Form 10-QSB for the quarter ended March 31, 2006; (ii) the accounting treatment previously used by us was consistent with industry practice; (iii) our interpretation of the accounting rules under SFAS No. 133 was reasonable; and (iv) management, and our Audit Committee, identified the recent interpretation on the “short cut” method of accounting for derivatives as hedges that resulted in the restatement of our financial statements.

There was no change in the Company's internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	October 2, 2006	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	October 2, 2006	/s/ DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting Officer