Form 10QSB
period 2006-06-30
NATIONAL MERCANTILE BANCORP
filed 2006-10-05
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended  June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Presented are the unaudited consolidated financial statements of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”), (collectively, the “Banks”).

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$15,002	$13,507
Due from banks-interest bearing	2,263	2,000
Federal funds sold	600	685
Cash and cash equivalents	17,865	16,192
Securities available-for-sale, at fair value; aggregate amortized cost of $104,577 and $72,428 at June 30, 2006 and December 31, 2005, respectively	101,701	71,758
Securities held-to-maturity, at amortized cost; aggregate fair value of $2,177 and $2,572 at June 30, 2006 and December 31, 2005, respectively	2,269	2,612
Federal Reserve Bank and other stock	3,682	3,809
Loans receivable	351,229	338,558
Allowance for credit losses	(4,648)	(4,468)
Net loans receivable	346,581	334,090

Premises and equipment, net	5,902	5,861
Other real estate owned	—	1,056
Deferred tax asset, net	4,198	4,442
Goodwill	3,225	3,225
Intangible assets, net	1,295	1,407
Accrued interest receivable and other assets	4,684	4,007
Total assets	$491,402	$448,459

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$115,650	$115,924
Interest-bearing demand	30,973	36,018
Money market	97,578	76,334
Savings	24,103	28,208
Time certificates of deposit:
$100,000 or more	86,756	87,468
Under $100,000	17,516	19,256
Total deposits	372,576	363,208

Securities sold under agreement to repurchase	45,000	—
Other borrowings	12,250	28,337
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	7,076	3,288
Total liabilities	452,366	410,297

Shareholders’ equity:
Preferred stock, no par value-authorized 1,000,000 shares: Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares at June 30, 2006 and December 31, 2005	1,000	1,000
Common stock, no par value-authorized 10,000,000 shares: outstanding 5,543,891 shares and 5,503,780 shares at June 30, 2006 and December 31, 2005, respectively	46,177	45,697
Accumulated deficit	(5,178)	(7,381)
Accumulated other comprehensive loss	(2,963)	(1,154)
Total shareholders’ equity	39,036	38,162
Total liabilities and shareholders’ equity	$491,402	$448,459

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands,
	except per share data)
Interest income:
Loans, including fees	$7,551	$5,675	$14,591	$11,118
Securities	1,319	377	2,304	745
Due from banks - interest bearing	30	18	51	34
Federal funds sold and securities purchased under agreements to resell	13	19	18	29
Total interest income	8,913	6,089	16,964	11,926
Interest expense:
Deposits:
Interest-bearing demand	60	35	102	67
Money market and savings	797	234	1,381	454
Time certificates of deposit:
$100,000 or more	991	259	1,759	467
Under $100,000	196	152	372	294
Total interest expense on deposits	2,044	680	3,614	1,282
Federal funds purchased and securities sold under agreements to repurchase	367	—	512	—
Junior subordinated deferrable interest debentures	397	397	793	793
Other borrowings	139	39	363	133
Total interest expense	2,947	1,116	5,282	2,208
Net interest income before provision for credit losses	5,966	4,973	11,682	9,718
Provision for loan losses	40	—	72	89
Net interest income after provision for credit losses	5,926	4,973	11,610	9,629
Other operating income (loss) :
Trading gain (loss) on economic derivatives	(369)	582	(817)	378
Deposit-related and other customer services	234	269	466	566
Other non-interest income	59	130	145	271
Gain (loss) on sale of OREO/fixed assets	—	—	47	—
Total other operating income (loss)	(76)	981	(159)	1,215
Other operating expenses:
Salaries and related benefits	2,193	1,848	4,282	3,686
Net occupancy	253	239	514	485
Furniture and equipment	141	124	274	251
Printing and communications	150	119	316	264
Insurance and regulatory assessments	93	105	192	213
Client services	168	147	310	319
Computer data processing	209	218	426	450
Legal services	20	308	94	456
Other professional services	350	285	654	539
Other expenses	242	206	489	422
Total other operating expenses	3,819	3,599	7,551	7,085
Income before income tax provision	2,031	2,355	3,900	3,759
Income tax provision	885	977	1,698	1,560
Net income	$1,146	$1,378	$2,202	$2,199
Earnings per share:	$0.21	$0.35	$0.40	$0.58
Basic	$0.19	$0.23	$0.37	$0.38
Diluted

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,202	$2,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	239	207
Provision for credit losses	72	89
Stock compensation cost	185	—
Gain on sale of other real estate owned	(48)	—
Net amortization of premium (discount) on securities available-for-sale	(104)	37
Net amortization of premium on securities held-to-maturity	10	16
Net amortization of core deposit intangible	112	112
Net amortization of premium on loans purchased	64	83
Utilization of deferred tax assets	1,692	424
Trading (gain) loss on economic derivatives	817	(378)
Decrease (increase) in accrued interest receivable and other assets	(2,083)	64
Increase (decrease) in accrued interest payable and other liabilities	3,897	(256)
Net cash provided by operating activities	7,055	2,597
Cash flows from investing activities:
Purchase of securities available-for-sale	(48,055)	(9,410)
Proceeds from repayments and maturities of securities available-for-sale	16,011	2,278
Proceeds from repayments and maturities of securities held-to-maturity	333	443
Loan originations and principal collections, net	(12,736)	5,995
Proceeds from sale of other real estate owned	1,104	—
Purchase of Federal Reserve stock and other stocks	(336)	(87)
Purchases of premises and equipment	(280)	(255)
Net cash used in investing activities	(43,959)	(1,036)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	11,820	23,287
Net increase (decrease) in time certificates of deposit	(2,452)	13,481
Net increase in securities sold under agreements to repurchase and federal funds purchased	45,000	—
Net decrease in other borrowings	(16,087)	(25,900)
Net proceeds from exercise of stock options	296	222
Cash paid in lieu of fraction shares from 5 for 4 stock split effected in the form of a stock dividend	(1)	—
Net cash provided by financing activities	38,576	11,090
Net increase in cash and cash equivalents	1,672	12,651
Cash and cash equivalents, January 1	16,192	16,915
Cash and cash equivalents, June 30	$17,864	$29,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,324	$1,857
Cash paid for income taxes	730	800
Unrealized loss on securities available-for-sale, net of tax effect	1,290	20
Unrealized gain (loss) on cash flow hedges, net of tax effect	$(519)	$44

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, the “Banks”). The unaudited consolidated financial statements of the Company reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the six months ended June 30, 2006 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2006. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The financial statements, and other financial information, as of December 31, 2005 and for the three months and six months ended June 30, 2005 have been restated. The restatement corrected errors in the originally filed Annual Report on Form 10-KSB and Quarterly Report on Form 10-QSB related to the Company’s accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), for interest rate swap agreements entered into in connection with certain debentures related to trust preferred securities and subordinated debt (“Debt Transactions”). See Note 11.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. The number of shares has been adjusted for the five-for-four stock split effected in the form of a stock dividend paid April 14, 2006 and reflects the conversion of the Series A Preferred Stock in June 2005.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

	Earnings	Weighted
	available to	Average	Per share
	shareholders	Shares	amount
	(in thousands)

For the three months ended June 30, 2006:
Basic EPS	$1,146	5,542,441	$0.21

Effect of dilutive securities:
Options		250,679
Convertible preferred stock		242,406
Diluted earnings per share	$1,146	6,035,527	$0.19

For the three months ended June 30, 2005 (as restated):
Basic and diluted loss per share	$1,378	3,908,376	$0.35

Effect of dilutive securities:
Options		250,103
Convertible preferred stock		1,720,875
Diluted earnings per share	1,378	5,879,355	$0.23

For the six months ended June 30, 2006:
Basic EPS	$2,202	5,530,479	$0.40

Effect of dilutive securities:
Options		259,047
Convertible preferred stock		229,535
Diluted earnings per share	$2,202	6,019,060	$0.37

For the six months ended June 30, 2005 (as restated):
Basic EPS	$2,199	3,812,796	$0.58

Effect of dilutive securities:
Options		248,186
Convertible preferred stock		1,800,579
Diluted earnings per share	$ 2,199	$5,861,561	0.38

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

During the second quarter 2006, the Company charged off no loans and recovered no loans previously charged off.  Pursuant to management’s evaluation of the allowance for loan and lease losses at June 30, 2006, a provision for credit losses of $40,000 and $72,000 was recorded for the three months and six months ended June 30, 2006, respectively.  There was no provision for credit losses during the second quarter 2005 and $89,000 for the six months ended June 30, 2005.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

	Six Months ended June 30,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$4,468	$3,511
Total loans charged-off	1	6
Total recoveries of loans previously charged off	—	135
Net charge-offs	1	(129)
Provision for credit losses	72	89
Transfer (to) from reserve for contingent losses on unfunded commitments	109	(60)
Balance, end of period	$4,648	$3,669

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

NOTE 5—GOODWILL AND CORE DEPOSIT INTANGIBLES

As of June 30, 2006 and December 31, 2005, the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.3 million and $1.4 million, respectively, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at June 30, 2006 and December 31, 2005, and accumulated amortization was $1.0 million and $900,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months.  Amortization of intangibles for 2006 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other recorded indefinite-lived intangible assets.  Goodwill and other intangible assets are reviewed and assessed annually for impairment or more frequently if conditions suggest impairment may exist.

NOTE 6—REPURCHASE AGREEMENTS

At June 30, 2006, the Company had $45.0 million of securities sold under agreement to repurchase (“Repurchase Agreements”).  At December 31, 2005, there were no Repurchase Agreements.  The Repurchase Agreements are adjustable, indexed to LIBOR, and contain embedded interest rate floors with various strike rates for terms ranging two  to three years and were utilized to facilitate the Company’s liquidity and interest rate risk management objectives.  In the event of a sustained decline in interest rates, upon reaching the strike rate, the cost of the Repurchase Agreements will decline at double the difference between the index rate and the strike rate, but in any event, not below zero.

The embedded interest rate floors have not been separated from the Repurchase Agreements and accounted for as a derivative instrument because (i) the strike rate was below the LIBOR index at issuance of the Repurchase Agreements and it is clearly and closely related to the economic characteristics and risks of the Repurchase Agreements, and (ii) the Repurchase Agreements are not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings.

NOTE 7—INCOME TAXES

Income tax provisions of $885,000 and $977,000 were recorded for the three months ended June 30, 2006 and 2005, respectively.   Income tax provisions of $1,698,000 and $1,560,000 were recorded for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, the Company had: (i) federal net operating loss carry forwards (“NOLS”) of approximately $402,000, which begin to expire in the year 2009; and (ii) federal alternative minimum tax (“AMT”) credits of $637,000.  The AMT credits carry forward indefinitely.

Management believes that it is more likely than not that the deferred tax asset, a portion of which is comprised of the NOLS, will be realized.  Accordingly, no valuation allowance has been established against the deferred tax asset.

NOTE 8—SHARE-BASED PAYMENTS

At June 30, 2006, the Company had one stock incentive plan pursuant to which up to a total of 312,000 shares of common stock may be issued.  Under this plan, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board of Directors of the Company determines.  The term of the stock option may not exceed 10 years.  Employee stock option grants generally vest over one year or ratable over two years.  Director stock options vest in one year.  All stock options have vesting conditions that include only service conditions; none of the grants contains performance or market vesting conditions.

The Company issues new shares upon the exercise of stock options.  All of the share-based payment awards qualify for classification as equity.  At June 30, 2006, the only outstanding awards under this plan were stock options, and at that date 192,213 shares were available for future awards.  At June 30, 2006, there were also outstanding options granted under two prior stock incentive plans.  The activity of stock options for the six months ended June 30, 2006 is as shown:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2005	519,358	$9.62
Granted	6,975	15.00
Exercised	(32,439)	7.45
Forefeited	(6,750)	12.40
Expired	—	—
Five-for-four stock split	121,490	n/a
Outstanding, June 30, 2006	608,634	$7.81	5.8	$3,288

Exercisable,June 30, 2006	396,625	$6.51	4.3	$2,682

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R) which eliminated the ability to account for share-based compensation transactions, including grants of employee and director stock options, using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee or director is required to provide service in order to receive their compensation.  The Company adopted SFAS 123R as of January 1, 2006 utilizing the modified prospective application.  Under this method, the provisions of SFAS 123R are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which the requisite service has not yet been rendered.  Prior to December 31, 2005, the Company accounted for its stock options using the intrinsic value method, as prescribed by APB 25, and accordingly, no expense for stock options was recorded in periods ending on or prior to December 31, 2005.

For the three months and six months ended June 30, 2006, share-based compensation expense was $100,000 and $185,000 respectively, resulting in similar charges to net income before income tax and net income for the periods. The share-based compensation expense decreased both basic and diluted earnings per share by $0.02 for the quarter ended June 30, 2006 and $0.03 for the six months ended June 30, 2006.  The income tax benefit for the six months ended June 30, 2006 was immaterial as nearly all unvested stock options were qualified incentive stock options.  For the six months ended June 30, 2006, there was no impact to cash flow from financing activities as there were no tax deductions that exceeded the compensation cost for share-based payments.

The reported net income and earnings per share for the three months and  six months ended June 30, 2005 are presented below to reflect the impact had the Company been required to recognize compensation expense based on SFAS 123R:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands)

Reported net income	$1,378	$2,199
Deduct: Toal share-based compensation expense determined using fair value method, net of related tax effects	41	78
	$ 1,337	$2,121

Basic earnings per share:
As reported	$0.35	$0.58
Pro forma	$0.34	$0.56

Diluted earnings per share:
As reported	$0.23	$0.38
Pro forma	$0.23	$0.36

The estimated per share weighted average fair value of options granted in the six months ended June 30, 2006 and 2005 was $5.99 and $9.59, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 was $268,000.  As of June 30, 2006, total unrecognized compensation cost related to stock options issued but unvested was $340,000 that will be recognized through 2008.

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

The lattice option pricing models require certain assumptions.  For the six months ended June 30, 2006, the expected volatility assumption of 32.0% is based upon the weekly historical volatility of the Company’s stock price for the period January 1, 2000 through December 31, 2005 using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula.  The risk-free interest rate assumption ranged from 4.46% to 4.60% for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant.  The dividend yield assumption ranged from 0 to 2.5% during the expected term of the options and is based upon the Company’s capital planning model.  The assumptions used with the Black-Sholes option pricing model, for the six months ended June 30, 2006, are as follows: expected volatility 43%; expected term 10 years; risk-free interest rate 5.0%; and dividend yield 0%.

NOTE 9—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income (loss) was as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)

Net income	$1,146	$1,378	$2,202	$2,199
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	(317)	712	(821)	(370)
Unrealized loss on interest rate floors used in cash flow hedges	(24)	(26)	(248)	(26)
Unrealized gain (loss) on securities available for sale	(1,409)	260	(2,205)	(34)

Other comprehensive income (loss), before tax	(1,750)	946	(3,274)	(430)
Income tax benefit (expense) related to items of other comprehensive income	705	(388)	1,149	179
Other comprehensive income (loss)	(1,045)	558	(2,125)	(251)
Total comprehensive income	$101	$1,936	$77	$1,948

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

The following is a summary of our derivative financial instruments and the related fair values:

	June 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Fair value hedges:
Interest rate swaps	$50,000	$(132)	$20,000	$(23)

Cash flow hedges:
Interest rate swaps	$50,000	$(1,872)	$50,000	$(1,034)
Interest rate floors	$50,000	$21	$50,000	$268

Other economic derivatives:
Interest rate floors	$—	$—	$150,000	$—
Interest rate swaps	$15,000	$(1,393)	$15,000	$(575)

Fair value hedges minimize the risk of changes in the fair values of assets, liabilities and certain types of firm commitments.  The Company uses interest rate swaps to hedge the changes in the fair values of its brokered certificates of deposit.  The interest rate swaps result in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts.  The differential paid or received on such interest rate swaps are recognized as an adjustment to interest expense.  The net change in fair value of the derivatives and the hedged items is reported in earnings.  The fair value hedges are highly effective and therefore no ineffectiveness was recognized in current earnings related to this swap.

Cash flow hedges use simple derivatives to offset the variability of expected future cash flows.  The Company’s cash flow hedges include certain interest rate swaps and interest rate floors used to manage the interest rate risk associated with its significant volume of adjustable rate loans.  At June 30, 2006, a loss of $1.1 million was recorded in accumulated other comprehensive income and no ineffectiveness was recorded to earnings for the six months ended June 30, 2006 related to these cash flow hedges.  The premiums paid for the interest rate floors are amortized over the life of the floors.

Other economic derivatives not designated as hedges are interest rate swaps and interest rate floors that do not meet the strict criteria for hedge accounting treatment.  The Company does not utilize derivatives for purely speculative purposes.  The Company uses derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting.  The Company uses an interest rate swap to hedge the change in fair value of its junior subordinated deferrable interest debentures, however, at June 30, 2006 and 2005 this swap was not designated as a fair value hedge.  Derivatives not designated as hedges are marked-to-market through earnings as a trading gain or loss on economic derivatives.  The following table reflects the effect of the trading gains and losses on economic derivatives for the periods shown:

	Three Months ended		Six Months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Trading gain (loss) on economic derivatives, gross	$(369)	$582	$(817)	$378
Income tax benefit (expense) related to economic derivatives	(153)	242	(339)	157
Trading gain (loss) on economic derivatives, net of income taxes	$(216)	$340	$(478)	$221

The value of the swap is largely influenced by the level of current interest rates and market participants’ expectations for the levels of future rates.  Accordingly, the value of the swap, and the related trading gains or losses on economic derivatives can be expected to fluctuate from period to period, and the results in any period are not indicative of the results that can be expected in any future period.

NOTE 11—RESTATEMENT

The financial statements as of December 31, 2005 and June 30, 2005, and for the six months then ended, have been restated.  The restatement corrects errors in the financial statements related to the Company’s accounting under SFAS 133, for the interest rate swap agreement entered into in connection with certain debentures related to trust preferred securities and the related subordinated debt (“Debt Transactions”).

In August 2006, the Company became aware that, in light of recent informal technical interpretations, its application of hedge accounting under paragraph 68 of SFAS No. 133 (commonly referred to as the “short-cut” method) for the interest rate swap on its Debt Transactions may not be correct. After further examination and discussions with its auditors, the Company concluded that the swap transaction did not qualify for the short-cut method of hedge accounting because of the interest deferral feature of the trust preferred securities.  SFAS 133 does not allow for application of the “long-haul” method retrospectively.  Consequently, the swap did not qualify for hedge accounting and was marked-to-market from its inception, with the result that changes in the market value of the interest rate swap has been recorded through the income statement. There is no effect on cash flows from these revisions.

The following table shows the effect of the restatement as of December 31, 2005:

	December 31, 2005
	As Originally Reported	As Restated
	(Dollars in thousands)
Deferred tax asset, net	$4,203	$4,442
Accrued interest receivable and other assets	4,583	4,007
Total assets	448,796	448,459

Accumulated deficit	(7,044)	(7,381)
Total shareholders’ equity	38,499	38,162

The following table shows the effect of the restatement for the periods shown:

	Three Months Ended		Six Months Ended
	June 30, 2005		June 30, 2005
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(Dollars in thousands)
Net interest income before provision for credit losses	$5,073	$5,073	$9,934	$9,934

Net cash settlement of interest rate swap derivative	—	(100)	—	(216)
Total net interest income	5,073	4,973	9,934	9,718
Provision (benefit) for credit losses	—	—	89	89
Net interest income after provision for credit losses	5,073	4,973	9,845	9,629
Total other operating income	299	299	621	621
Net cash settlement of interest rate swap derivative	—	100	—	216
Change in fair value of interest rate swap derivative	—	582	—	378
Total non-interest income	299	981	621	1,215
Total other operating expenses	3,599	3,599	7,085	7,085
Income before taxes	1,773	2,355	3,381	3,759
Income tax expense	736	736	1,403	1,403
Income tax effect on restatement	—	241	—	157
Total income tax expense	736	977	1,403	1,560
Net income	$1,037	$1,378	$1,978	$2,199

Net income per share – Basic	$0.27	$0.35	$0.52	$0.58
Net income per share – Diluted	$0.18	$0.23	$0.34	$0.38

NOTE 12—AGREEMENT AND PLAN OF MERGER

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

NOTE 13—RECLASSIFICATIONS

Certain prior year data has been reclassified to conform to the current year presentation.

Item 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ or “we” on a consolidated basis) is the holding company for two subsidiary banks, Mercantile National Bank (“Mercantile”) and South Bay Bank, N.A. (“South Bay”) (collectively, “the Banks”).  National Mercantile’s principal assets are the capital stock of Mercantile and South Bay.  The per share data reflects the five-for-four stock split paid April 14, 2006 to shareholders of record March 31, 2006 as well as the conversion of the Series A Preferred stock to common stock in June 2005.

The financial statements for each of the years ended 2003, 2004, 2005, and each of the quarters ended March 31, June 30, September 30, 2005 and March 31, 2006 have been restated.  The restatement corrects errors in the financial statements related to the Company’s accounting under SFAS 133, for the interest rate swap agreement entered into in connection with certain debentures related to trust preferred securities and the related subordinated debt (“Debt Transactions”). We determined that the interest rate swap did not qualify for short-cut hedge accounting treatment under SFAS 133, and consequently, was marked-to-market from its inception, with the result that changes in the market value of the interest rate swap has been recorded through the income statement

RESULTS OF OPERATIONS OVERVIEW

We recorded net income of $1.1 million, or $0.21 basic earnings per share and $0.19 diluted earnings per share, for the three months ended June 30, 2006 compared to net income of $1.4 million, or $0.35 basic earnings per share and $0.23 diluted earnings per share, for the same period of 2005. The decrease in net income for the second quarter of 2006 was due to a $369,000 of trading losses on economic derivatives related to an interest rate swap not designated as a hedge as compared to a $582,000 gain for the three months ended June 30, 2005, or a change of $951,000.  Net interest income before provision for credit losses increase by $993,000 primarily due to increases in the prime rate lending index, and a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale. Noninterest expense for the second quarter of 2006 increased $220,000.  The Company adopted Statement of Financial Accounting Standards No. 123R, Stock-Based Payments (SFAS 123R), January 1, 2006 resulting in the recognition of compensation expense for unvested stock options and an after-tax charge of $100,000 to earnings for the three months ended June 30, 2006.

We recorded net income of $2.2 million for both the six month periods ended June 30, 2006 and 2005.  This represented $0.40 basic earnings per share and $0.37 diluted earnings per share, for the six months ended June 30,

2006 compared $0.58 basic earnings per share and $0.38 diluted earnings per share for the same period of 2005.  While earnings were nearly unchanged for the periods, there were significant changes in the composition of earnings.  The earnings for the 2006 period includes an $817,000 charge for trading losses on economic derivatives compared to a $378,000 trading gain for the 2005 period.    Also, for the six months ended June 30, 2006 net interest income before the provision for credit losses increased $2.0 million resulting from increases in the prime rate lending index, and a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale.  Noninterest expense for the six months ended June 30, 2006 increased $466,000 over the same period in 2005.  The compensation expense for unvested stock options under SFAS 123R resulted in an after-tax charge of $185,000 to earnings for the six months ended June 30, 2006.

Return on average assets during the second quarter and first half of 2006 was 0.94% and 0.93%, respectively, compared to 1.44% and 1.13% during the second quarter and first half of 2005, respectively.  Return on average equity during the second quarter and first half of 2006 was 11.63% and 11.17%, respectively, compared to 15.43% and 12.38% during the second quarter and first half of 2005.

NET INTEREST INCOME

Net interest income before provision for loan losses increased $993,000 to $6.0 million for the three months ended June 30, 2006 compared to $5.0 million for the same quarter of 2005 due to a $2.8 million increase in interest income offset by a $1.8 million increase in interest expense.

Loan interest income increased $1.9 million due to $48.5 million greater average volume of loans receivable and a 110 basis point increase in yield, primarily due to increases in the prime rate lending index.  During 2005, the Federal Reserve Bank increased interest rates 200 basis points on eight occasions and, continuing into the first half of 2006, another 100 basis points on four occasions.  Approximately 80% of our $351 million loans receivable at June 30, 2006, have adjustable interest rates; consequently, rising interest rates positively affect interest income.  Conversely, declining interest rate environments have the potential to negatively impact our net interest income.  In order to reduce the negative impact in the event of a decline in the prime rate lending index, we have entered into interest rate swaps, in which we exchanged an adjustable rate interest payment based on the prime rate lending index for a fixed rate payment on an aggregate notional amount of $50.0 million.  The higher yields earned on our loans receivable during the second quarter of 2006 were partially offset by the rising cost of the interest rate swaps.

Interest income from securities available-for-sale increased $942,000 to $1.3 million during the second quarter of 2006 compared to $377,000 for the same period of 2005 due to $57.8 million greater average volume and a 186 basis point increase in yield.  During the third and fourth quarter of 2005 and continuing into 2006, we have steadily added newly purchased securities to our investment portfolio as part of a strategy to further reduce the exposure of net interest income to a declining interest rate environment.  The additions to securities have been instruments that we expect to have limited prepayment of principal in the event of declining interest rates (and muted term extension in rising interest rates).  These investments, as well as loans receivable, have been largely financed with adjustable rate wholesale funds that will decline in cost in a falling interest rate environment.  The more recently purchased securities, in a period of higher interest rates, and the maturity of lower yielding securities in the portfolio, resulted in an increase in the portfolio yield.

Overall, interest-earning assets averaged $104.6 million greater during the second quarter 2006 compared to 2005 while the higher interest rates and favorable change in composition to higher-yielding assets resulted in an 89 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $1.8 million during the second quarter of 2006 compared to the same period in 2005 due to a $108.2 million increase in average interest-bearing liabilities and a 157 basis point increase in the weighted average cost of interest-bearing liabilities.  Interest expense on deposits increased $1.4 million due to a 163 basis point rise in weighted average cost of interest-bearing deposits in addition to $45.4 million greater average volume than 2005.  Time certificates of deposit $100,000 and over averaged $47.5 million greater during the second quarter 2006 than the same period in 2005 due to an increased volume of brokered certificates of deposit (“Brokered CDs”).  The volume of money market and savings deposits increased $27.9 million during the second quarter of 2006 compared to second quarter of 2005 while time certificates of deposit under $100.000 declined $2.1 million.

During the rising interest rate environment experienced during the past eight quarters, we strategically elected to only moderately increase transaction deposit rates and to fund asset growth, and runoff of these deposits, with Brokered CDs.  Although this type of funding is typically higher costing and exhibits higher interest rate sensitivity, the Brokered CDs facilitate our liquidity and interest rate risk management that we utilize to reduce our net interest income exposure to possible declining interest rates.  The greater interest expense on the incremental Brokered CDs needed to fund asset growth is less than the impact of increasing rates on the significantly greater volume of transaction accounts.  As market interest rates continue to rise, the cost of our deposits has been increasing more rapidly due to more frequent exceptions to our posted interest rates granted to depositors in order to prevent deposit withdrawals.

The cost of time certificates of deposit $100,000 and over increased 199 basis points during the second quarter of 2006 compared to second quarter 2005.  The cost of money market and savings deposits increased 159 basis points while the cost of interest-bearing demand deposits and time certificates of deposit under $100,000 increased 30 basis points and 94 basis points, respectively.

The volume of other borrowings averaged $10.9 million and $5.4 million during the second quarter of 2006 and 2005, respectively.   We continue to employ a liquidity strategy of maintaining relatively low levels of short-term assets and utilizing Federal Home Loan Bank overnight advances, against pledged loans and securities, to fund asset and deposit fluctuations.  Minimizing short-term assets and increasing short-term liabilities furthers the interest rate risk management of our asset sensitive balance sheet.  The cost of other borrowings was 5.14% and 2.89% for 2006 and 2005 periods, respectively, representing an increase of  225 basis points for the second quarter of 2006.

Securities sold under agreement to repurchase (“Repurchase Agreements”) averaged $28.4 million during the second quarter of 2006 with a cost of 5.18%.  The Repurchase Agreements, totaling $45 million at June 30, 2006 with adjustable interest rate based upon the 3-month LIBOR index and have embedded floors with varying strike rates ranging from 4.00% to 4.75%, further our interest rate risk management objectives.  In the event that the LIBOR index declines below the strike rate, the cost of the Repurchase Agreements will decline at double the difference between the LIBOR index and the strike rate.   We had no Repurchase Agreements during 2005.

Noninterest-bearing demand deposits averaged $115.5 million during the second quarter 2006 or $10.9 million less than during the same quarter in 2005.  Rising interest rates increase depositors’ opportunity cost of noninterest-bearing deposits and their sensitivity to maintaining such balances, resulting in the redeployment of their funds into higher yielding deposits and alternative investments outside the Banks.

The net yield on interest earning assets (net interest margin) was 5.26% and 5.69% during the second quarter in 2006 and 2005, respectively, while the net interest spread was 4.25% and 4.93%, respectively.  The net interest margin and net interest spread during the second quarter of 2006 have declined from recent quarters largely due to the securities leverage strategy – intermediate-term security purchases financed with adjustable wholesale funds – executed to reduce our balance sheet asset sensitivity.  While the strategy protects against a possible decline in interest rates, the current margin on such leverage is relatively thin.  Also, the second quarter of 2006 continued to experience a flat or inverted yield curve in which short-term rates have risen to or above the level of long-term interest rates.  A preponderance of our funding sources are correlated to the short-term rates.  Additionally, the net interest spread has been effected by a decline in net earning assets due to a lower proportion of noninterest-bearing deposits funding earning assets.

Net interest income increased $1.9 million to $11.7 million for the six months ended June 30, 2006 compared to the same period of 2005 due to a $5.0 million increase in interest income offset by a $3.1 million increase in interest expense.

Loan interest income increased $3.5 million to $14.6 million due to $41.3 million greater average volume of loans receivable and a 114 basis point increase in yield, resulting primarily from increases in the prime rate lending index.  The higher yields earned on our loans receivable during the first half of 2006 were partially offset by the rising cost of the interest rate swaps.

Interest income from securities available-for-sale increased $1.6 million to $2.3 million during the first half of 2006 compared to the same period of 2005 due to $47.9 million greater average volume and a 175 basis point increase in yield.  As discussed above, we have been steadily adding to securities available-for-sale and the more recently purchased securities, in a period of higher interest rates, resulted in an increase in the portfolio yield.

Overall, interest-earning assets were $86.8 million greater during 2006 period than 2005 while the higher interest rates and favorable change in composition to higher-yielding assets resulted in a 96 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $3.1 million during the first half of 2006 compared to the same period in 2005 due to a $88.1 million increase in average interest-bearing liabilities and a 142 basis point increase in the weighted average cost of interest-bearing liabilities.  Interest expense on deposits increased $2.3 million due to a 147 basis point rise in weighted average cost of interest-bearing deposits in addition to $62.6 million greater average volume than 2005.  Time certificates of deposit $100,000 and over averaged $46.6 million greater during the 2006 period than 2005 due to an increased volume of Brokered CDs.  The average volume of money market and savings deposits increased $17.9 million during the first half of 2006 compared to first half of 2005.

The cost of time certificates of deposit $100,000 and over increased 177 basis points during the first half of 2006 compared to first half 2005.  The cost of money market and savings deposits increased 145 basis points while the cost of certificates of deposit under $100,000 increased 91 basis points.

The volume of other borrowings averaged $15.3 million and $10.2 million during the first half of 2006 and 2005, respectively.  The cost of other borrowings was 4.78% and 2.62% for 2006 and 2005 periods, respectively, representing an increase of 216 basis points for the first half of 2006.

Repurchase Agreements averaged $20.4 million during the first half of 2006 with a cost of 5.06%.  We had no Repurchase Agreements during 2005.

Noninterest-bearing demand deposits averaged $114.4 million during the first half of 2006 or $9.5 million less than during the same period in 2005.  Depositors have redeployed their noninterest-bearing demand deposits into higher yield, yet accessible, money market deposits as short-term interest rates have risen.

The net yield on interest earning assets (net interest margin) was 5.35% and 5.55% during the first half in 2006 and 2005, respectively, while the net interest spread was 4.39% and 4.85%, respectively.  Similar to the quarterly results, the net interest margin and net interest spread during the first half of 2006 have declined from recent quarters due to (i) the securities leverage strategy, (ii) a more rapid rise in the cost of fund than in the yield on earnings assets due to the flat yield curve, (iii) a change in the mix of deposits to higher costing types, and (iv) a smaller proportion of noninterest bearing deposits funding earning assets.

The following table presents the components of net interest income for the three months ended June 30, 2006 and 2005.

	Three Months ended
	June 30, 2006			June 30, 2005
			Weighted			Weighted
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Amount	Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,211	$13	4.31%	$2,526	$19	3.02%
Due from banks-interest-bearing	2,500	30	4.81%	2,032	18	3.55%
Securities available-for-sale	98,047	1,295	5.30%	40,235	346	3.44%
Securities held-to-maturity	2,372	24	4.06%	3,194	31	3.88%
Loans receivable (1) (2)	350,878	7,551	8.63%	302,382	5,675	7.53%
Total interest earning assets	455,008	8,913	7.86%	350,369	6,089	6.97%

Noninterest earning assets:
Cash and due from banks - demand	16,636			16,352
Other assets	22,370			20,881
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(6,642)			(4,358)
Total assets	$487,372			$383,244

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,056	60	0.75%	$30,865	35	0.45%
Money market and savings	125,394	797	2.55%	97,512	234	0.96%
Time certificates of deposit:
$100,000 or more	91,657	991	4.34%	44,198	259	2.35%
Under $100,000	24,032	196	3.27%	26,175	152	2.33%
Total time certificates of deposit	115,689	1,187	4.12%	70,373	411	2.34%
Total interest-bearing deposits	273,139	2,044	3.00%	198,750	680	1.37%
Other borrowings	10,853	139	5.14%	5,404	39	2.89%
Junior subordinated debentures	15,464	397	10.30%	15,464	397	10.30%
Federal funds purchased and securities sold under agreements to repurchase	28,406	367	5.18%	—	—	—
Total interest-bearing liabilities	327,862	2,947	3.61%	219,618	1,116	2.04%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	115,474			126,399
Other liabilities	4,628			1,497
Shareholders’ equity	39,408			35,730
Total liabilities and shareholders’ equity	$487,372			$383,244

Net interest income (spread)		$5,966	4.25%		$4,973	4.93%

Net yield on earning assets (2)			5.26%			5.69%

(1)   The average balance of nonperforming loans has been included in loans receivable.

(2)   Yields and amounts earned on loans receivable include loan fees of $639,000 and $437,000 for the three months ended June 30, 2006 and 2005, respectively.

The following table presents the components of net interest income for the six months ended June 30, 2006 and 2005.

	Six Months ended
	June 30, 2006				June 30, 2005
				Weighted			Weighted
			Interest	Average		Interest	Average
	Average		Income/	Yield/	Average	Income/	Yield/
	Amount		Expense	Rate	Amount	Expense	Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$829		$18	4.38%	$2,098	$29	2.79%
Due from banks-interest-bearing	2,103		51	4.89%	2,378	34	2.88%
Securities available-for-sale	87,950		2,254	5.17%	40,073	680	3.42%
Securities held-to-maturity	2,459		50	4.10%	3,304	65	3.97%
Loans receivable (1) (2)	346,831		14,591	8.48%	305,556	11,118	7.34%
Total interest earning assets	440,172		16,964	7.77%	353,409	11,926	6.81%

Noninterest earning assets:
Cash and due from banks - demand	15,814				17,736
Other assets	23,008				20,726
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(5,940)				(4,213)
Total assets	$473,054				$387,658

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$32,478		102	0.63%	$31,448	67	0.43%
Money market and savings	118,180		1,381	2.36%	100,307	454	0.91%
Time certificates of deposit:
$100,000 or more	88,917		1,759	3.99%	42,352	467	2.22%
Under $100,000	24,096		372	3.11%	26,973	294	2.20%
Total time certificates of deposit	113,013		2,131	3.80%	69,325	761	2.21%
Total interest-bearing deposits	263,671		3,614	2.76%	201,080	1,282	1.29%
Other borrowings	15,326		363	4.78%	10,244	133	2.62%
Junior subordinated debentures	15,464		793	10.34%	15,464	793	10.34%
Federal funds purchased and securities sold under agreements to repurchase	20,415		512	5.06%	—	—	0.00%
Total interest-bearing liabilities	314,876		5,282	3.38%	226,788	2,208	1.96%

Noninterest-bearing liabilities		:
Noninterest-bearing demand deposits	114,428				123,917
Other liabilities	4,329				1,423
Shareholders’ equity	39,421				35,530
Total liabilities and shareholders’ equity	$473,054				$387,658

Net interest income (spread)			$11,682	4.39%		$9,718	4.85%

Net yield on earning assets (2)				5.35%			5.55%

(1)   The average balance of nonperforming loans has been included in loans receivable.

(2)   Yields and amounts earned on loans receivable include loan fees of $980,000 and $860,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Increase (Decrease) in Interest Income/Expense Due to Change in

Average Volume and Average Rate (1)

	Three Months ended June 30,
	2006 vs 2005
			Net
	Increase (decrease) due to:		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased
Federal funds sold	$(10)	$4	$(6)
Interest-bearing deposits with other financial institutions	4	8	12
Securities available-for-sale	496	453	949
Securities held-to-maturity	(8)	1	(7)
Loans receivable (2)	910	966	1,876
Total interest-earning assets	1,392	1,432	2,824

Interest Expense:
Interest-bearing deposits:
Demand	$1	$24	$25
Money market and savings	67	496	563
Savings
Time certificates of deposit:
$100,000 or more	278	454	732
Under $100,000	(12)	56	44
Total time certificates of deposit	266	510	776
Total interest-bearing deposits	334	1,030	1,364
Other borrowings	39	61	(100)
Junior subordinated debentures	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	367	—	367
Total interest-bearing liabilities	740	1,091	1,831

Net interest income	$652	$341	$993

(1)   The change in interest income or interest expense that is attributable to both changes in average balance, average rate and days in the quarter has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the rel

(2)   Table does not include interest income that would have been earned on nonaccrual loans.

	Six Months ended June 30,
	2006 vs 2005
			Net
	Increase (decrease) due to:		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)

Interest Income:
Federal funds sold	$(18)	$7	$(11)
Interest-bearing deposits with other financial institutions	(4)	21	17
Securities available-for-sale	812	762	1,574
Securities held-to-maturity	(17)	2	(15)
Loans receivable (2)	1,502	1,971	3,473
Total interest-earning assets	2,275	2,763	5,038

Interest Expense:
Interest-bearing deposits:
Demand	$2	$33	$35
Money market and savings	81	846	927
Time certificates of deposit:
$100,000 or more	513	779	1,292
Under $100,000	(31)	109	78
Total time certificates of deposit	482	888	1,370
Total interest-bearing deposits	565	1,767	2,332
Other borrowings	66	164	230
Junior subordinated debentures	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	512	—	512
Total interest-bearing liabilities	1,143	1,931	3,074

Net interest income	$1,132	$832	$1,964

(1)   The change in interest income or interest expense that is attributable to both changes in average balance, average rate and days in the quarter has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the rel

(2)   Table does not include interest income that would have been earned on nonaccrual loans.

PROVISION FOR CREDIT LOSSES

We recorded provisions for credit losses of $40,000 for the second quarter 2006 and $72,000 for the six months ended June 30, 2006, reflecting (i) the growth in loans receivable partially offset by a decrease in unfunded loan commitments, and (ii) a change in portfolio credit migration, compared to no provision for the second quarter 2005 and $89,000 for the six months ended June 30, 2005.  During the first half of 2006, we charged off loans receivable of $1,000, compared to $6,000 for the same period 2005.

OTHER OPERATING INCOME (LOSS)

During the three months and six months ended June 30, 2006 we recorded other operating losses of $76,000 and $159,000, respectively, compared to other operating income of $981,000 and $1.2 million for the three months and six months ended June 30, 2005.  The change between the 2006 and 2005 quarters was due to a $369,000 charge for trading losses on economic derivatives in 2006 compared to a $582,000 credit in 2005.  Similarly the 2006 first half included an $817,000 charge compared to $378,000 credit in 2005.

Deposit-related fees decreased in 2006 compared to 2005 due to higher compensating balance rates and changes in fee structure.  Other operating income includes the net settlement payments on the interest rate swap not designated as a hedge.  The 2006 periods reflect a decline in net settlement payments under this swap due to rising interest rates.

Other operating income for the first half of 2006 included a $47,000 gain on the sale of other real estate owned acquired through foreclosure and an increase in international services fees.

OTHER OPERATING EXPENSES

Other operating expenses were $3.8 million for the three months ended June 30, 2006 compared to $3.6 million for the same period of 2005. Significant variances within operating expenses were: (i) salaries and related benefits expense increased $345,000 or 18.7% due to the adoption of SFAS 123R requiring stock options to be expensed, the addition of business development staff and increased incentive expense; (ii) legal services expense decreased $288,000 or 93.5% primarily due to fewer problem assets and the decline in related legal activity; and (iii) other professional services expense increased $65,000 or 22.8% due to increased costs for audit services, recruiting fees and directors’ fees.

Other operating expenses were $7.5 million for the six months ended June 30, 2006 compared to $7.1 million for the same period of 2005. Significant variances within operating expenses were, similar to the quarterly results, (i) salaries and related benefits expense increased $596,000 or 16.2% due to the adoption of SFAS 123R, which accounted for $185,000 of this increase, and the addition of business development staff and increased incentive expense; (ii) legal services expense decreased $362,000 or 79.4% primarily due to fewer problem assets and the decline in related legal activity; and (iii) other professional services expense increased $115,000 or 21.3% due to increased costs for audit services, recruiting fees and directors’ fees.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized

Gains and Losses on Securities

	June 30, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$599	$—	$7	$592
GNMA-issued/guaranteed mortgage pass through certificates	83	—	—	83
Other U.S. Government and federal agency securities	10,183	—	184	9,999
FHLMC/FNMA-issued mortgage pass through certificates	56,086	22	1,990	54,118
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	8,373	—	67	8,306
Privately issued corporate bonds, CMO and REMIC securities	29,253	13	663	28,603
	$104,577	$35	$2,911	$101,701

FRB and other equity stocks	$3,682	—	—	$3,682

	June 30, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,269	$—	$92	$2,177

	$2,269	$—	$92	$2,177

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$—	$599
GNMA-issued/guaranteed mortgage pass through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Privately issued corporate bonds, CMO and REMIC securities	17,290	3	217	17,076
	$72,428	$65	$735	$71,758

FRB and other equity stocks	$3,809	—	—	$3,809

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,612	$—	$40	$2,572

	$2,612	$—	$40	$2,572

As of June 30, 2006, we did not hold securities of any issuer, other than U.S. government-chartered agencies, the aggregate book value of which exceeded 10% of our shareholders’ equity.  At June 30, 2006 and December 31, 2005, we had no securities determined to be other-than-temporarily impaired.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

	June 30,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans - secured and unsecured	$91,485	26%	$89,474	26%
Real estate loans:
Secured by commercial real properties.	137,177	39%	121,641	36%
Secured by one to four family residential properties	8,431	2%	10,498	3%
Secured by multifamily residential properties	18,786	5%	18,663	6%
Total real estate loans	164,394	47%	150,802	45%
Construction and land development	88,717	25%	92,077	27%
Consumer installment, home equity and unsecured loans to individuals	7,686	2%	7,239	2%
Total loans outstanding	352,282	100%	339,592	100%

Deferred net loan origination fees	(1,053)		(1,034)
Loans receivable, net	$351,229		$338,558

Loans receivable increased $12.7 million to $351.2 million at June 30, 2006 compared to $338.6 million at December 31, 2005 primarily due to increased funding of commercial real estate loans and to a lesser extent, secured and unsecured commercial loans.  We have increased funding of intermediate-term fixed rate commercial real estate loans as part of our interest rate risk management strategy. The balance of construction loans declined at June 30, 2006 from year end 2005 due to a greater volume of payoffs of outstanding loans than additional funding of loan commitments and newly generated loans.  Commitments to fund loans at June 30, 2006 totaled $95.0 million compared to $116.7 million at December 31, 2005.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$343	$319
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	—
Nonperforming loans	343	319
Other real estate owned	—	1,056
Other nonperforming assets	—	—
Total nonperforming assets	$343	$1,375

Allowance for credit losses as a percent of nonaccrual loans	1355.1%	-1400.6%
Allowance for credit losses as a percent of nonperforming loans	1355.1%	1400.6%
Total nonperforming assets as a percent of loans receivable	0.1%	0.4%
Total nonperforming assets as a percent of total shareholders’ equity	0.9%	3.6%

During the six months ended June 30, 2006, we sold other real estate owned recording a $47,000 gain on sale during the first quarter of 2006.  A single secured commercial loan was on nonaccrual status due to borrower financial weakness and uncertainty surrounding collateral value.  The loan was originated as part of a settlement of a legal dispute and is current by way of advances from an interest reserve, typical for this type of financing.  The borrower’s ability to repay our loan is highly dependent upon its success in marketing certain distribution rights.

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

There were no recoveries of loans previously charged off during the second quarter of 2006 compared to $132,000 during the second quarter of 2005.  Pursuant to our evaluation of the allowance for credit losses at June 30, 2006, we recorded a provision for credit losses of $40,000 for the second quarter 2006.

We charged off $1,000 of loans during the six months ended June 30, 2006 compared to $6,000 of loans charged off during the same period of 2005.   There were no recoveries of loans previously charged off during the six months ended June 30, 2006 compared to $135,000 during the same period of 2005.  We recorded a provision for credit losses of 72,000 for the six months June 30, 2006.

The following table reflects the balances and activity in the allowance for loan losses for the dates shown:

	Six Months ended June 30,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$4,468	$3,511
Total loans charged-off	1	6
Total recoveries of loans previously charged off	—	135
Net charge-offs	1	(129)
Provision for credit losses	72	89
Transfer (to) from reserve for contingent losses on unfunded commitments	109	(60)
Balance, end of period	$4,648	$3,669

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

DEPOSITS

Total deposits were $372.6 million and $363.2 million at June 30, 2006 and December 31, 2005, respectively.  Noninterest-bearing demand deposits were nearly flat at $115.7 million at June 30, 2006 compared to $115.9 million at December 31, 2005.  Money market deposits and savings deposits were $97.6 million and $24.1 million, respectively, at June 30, 2006 compared to $76.3 million and $28.2 million, respectively, at December 31, 2005.  Interest-bearing demand deposits, which for the most part are limited to individuals, decreased to $30.9 million at June 30, 2006 from $36.0 million at December 31, 2005.  Time certificates of deposit decreased to $104.3 million at June 30, 2006 from $106.7 million at December 31, 2005.  Our Brokered CDs increased to $50.0 million at June 30, 2006 compared to $37.5 million at December 31, 2005.  The Brokered CDs are typically 1-year terms and have been swapped to adjustable rate.  We utilize the brokered CDs as part of our interest rate risk management and liquidity management strategies.

Additionally, although we have priced our retail certificates of deposit to encourage runoff during the past several years, in the rising rate environment experienced during the past 8 quarters, we have elected to only moderately increase rates on our immediately repriceable base of deposits – interest-bearing demand deposits, and savings and money market deposits – and price new time certificates of deposit to generate growth.

In a sustained rising interest rate environment, increases in deposit interest rates will be required to prevent net deposit withdrawals.  Additionally, in order to generate new deposit growth, we have paid significantly higher rates than that paid on existing deposits.  Also, we have been making more frequent exceptions to our posted rates in order to generate and retain deposits.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Repurchase Agreements totaled $45.0 million at June 30, 2006.  We entered into the Repurchase Agreements to further our liquidity and interest rate sensitivity objectives.  The Repurchase Agreements are adjustable rate and contain embedded interest rate floors that will result in an exponential decline in cost in the event of a sustained decline in interest rates.  The embedded interest rate floors are clearly and closely related to the economic characteristics and risks of the underlying Repurchase Agreements and accordingly are not separated and accounted for as derivative instruments.   We had no repurchase agreements at December 31, 2005.

JUNIOR SUBORDINATED DEBENTURES

The recorded balance of Junior Subordinated Debentures was $15.5 million at June 30, 2006 and December 31, 2005.  The Junior Subordinated Debentures have a 10.25% fixed rate and are due July 25, 2031. The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031.  The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity.

OTHER BORROWINGS

There were $12.3 million of other borrowings, consisting of overnight advances from the Federal Home Loan Bank, at June 30, 2006 compared to $28.3 million at December 31, 2005.   The decline in other borrowings reflected repayment with alternative wholesale funding sources, including brokered time certificates of deposit and Repurchase Agreements.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $38.2 million at December 31, 2005 to $39.0 million at June 30, 2006 due to the retained earnings for the six months ended June 30, 2006 partially offset by a decrease in market value of cash flow hedge derivatives and securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At June 30, 2006, National Mercantile and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions and the capital ratios for National Mercantile and the Banks, as of   June 30, 2006 and December 31, 2005.

Regulatory Capital Information
of the National Mercantile Bancorp and Banks

	Minimum
	For Capital	Well
	Adequacy	Capitalized	June 30,	December 31,
	Purposes	Standards	2006	2005
National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	11.72%	10.84%
Tier 1 risk-based capital	4.00%	N/A	12.68%	12.10%
Total risk-based capital	8.00%	N/A	14.05%	13.81%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	9.11%	10.49%
Tier 1 risk-based capital	4.00%	6.00%	11.95%	13.59%
Total risk-based capital	8.00%	10.00%	13.20%	14.84%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	10.06%	9.04%
Tier 1 risk-based capital	4.00%	6.00%	10.29%	9.00%
Total risk-based capital	8.00%	10.00%	11.46%	10.22%

LIQUIDITY

We manage our liquidity through a combination of core deposits, Federal funds purchased, Repurchase Agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by interest and principal payments on securities and loans.

Our cash and due from banks - demand was $15.0 million on June 30, 2006 compared to $13.5 million on December 31, 2005.  Due from banks-interest-bearing was $2.3 million at June 30, 2006 and $2.0 million at December 31, 2005.  There was $600,000 in Federal funds sold at June 30, 2006 compared to $685,000 at December 31, 2005.

Mercantile had $12.5 million and South Bay had $10.0 million in Federal funds borrowing lines with correspondent banks as of June 30, 2006.  Additionally, at June 30, 2006 we had $42.1 million remaining borrowing capacity at the FHLB against pledged loans and securities.

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

National Mercantile’s cash, including interest-bearing deposits, was $1.1 million on June 30, 2006.

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

Mercantile has an accumulated deficit and does not anticipate having positive cumulative retained earnings until 2008 at the current rate of earnings.  South Bay had cumulative retained earnings of $4.7 million as of June 30, 2006.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is likely that such consent could not be obtained unless the distributing bank remained “well capitalized” following such distribution.

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

Through various interest rate risk management strategies, we believe that our balance sheet is nearly neutral and that changes in interest rates will have a limited impact upon our net interest income. These strategies have included securities leverage in which purchases of intermediate term investment securities which were funded by short-term  or adjustable wholesale liabilities.  Some of the wholesale liabilities are adjustable Repurchase Agreements with embedded floors that, in a declining interest rate environment, will decline at an exponential rate to the decline in the underlying index. Additionally, the Company has entered into interest rate swap agreements and has purchased interest rate floors at various strike prices and terms that have the effect of further reducing its exposure to declining interest rates.

Since interest rates began increasing in June 2004, the Company’s deposit funding costs have lagged the increase in earning asset yields.  This lag in funding costs could narrow future net interest margins in the event that rates paid on deposits begin rising more rapidly due to increased funding needs or competitive pressures

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

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

Allowances for credit losses are established against each segment of the loan portfolio.  At June 30, 2006, the allowance for credit losses equaled 1.32% of loans receivable and 1355.1% of nonperforming loans.  Although management believes that it has established adequate allowances for credit losses as of June 30, 2006, the credit quality of the Company’s assets is affected by many factors beyond its control, including local and national economic conditions, and the possible existence of facts which are not currently known which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default.  Accordingly, there is no assurance that the Company will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of the loan portfolio.  Increases in the provisions for credit losses would adversely affect the Company’s results of operations.

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

At June 30, 2006, a large majority of the loans outstanding were collateralized by real properties located in California.  Because of this concentration in Southern California, the Company’s financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of the loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, the Company could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact the ability to recover losses on properties affected by such disasters and adversely impact the Company’s results of operations.

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

None.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 18, 2006 to elect the members of the Company’s Board of Directors and vote on two additional proposals.  The number of votes for each nominee is set forth below:

		Votes
Name	Votes For	Withheld

Donald E. Benson	4,127,357	96,515

Joseph N. Cohen	2,514,198	176,577

Robert E. Gipson	2,553,394	111,844

W. Douglas Hile	4,127,857	96,015

Antoinette Hubenette, M.D.	4,127,957	96,015

Scott A. Montgomery	4,127,357	95,915

Dion G. Morrow	4,127,357	96,515

Carl R. Terzian	4,127,857	97,015

Robert E. Thomson	4,126,776	97,106

In addition, the following proposals were voted on at the annual meeting:

Proposal to approve an amendment to Article XIII of the Company’s Amended and Restate Articles of Incorporation to extend the termination date of that Article from July 2, 1006 to July 1, 2009.

For	Against	Abstain	Broker Non-Vote

3,630,778	146,147	16,090	430,857

Item 5.       OTHER INFORMATION

None.

Item 6.       EXHIBITS

2.1	Agreement and Plan of Merger, dated as of June 15, 2006, among National Mercantile Bancorp, FCB Bancorp, and First California Financial Group, Inc. (1)
3.1	Certificate of Amendment of the Amended and Restated Articles of Incorporation of National Mercantile Bancorp
10.1	Letter dated June 15, 2006, between Scott A. Montgomery and National Mercantile Bancorp.(2)
10.2	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, between National Mercantile Bancorp and Robert W. Bartlett.(2)
10.3	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, between National Mercantile Bancorp and David R. Brown.(2)
10.4	Employment Agreement, dated as of June 15, 2006, between C.G. Kum and First California Financial Group, Inc. (1)
31.1	Certification of Scott A. Montgomery on disclosure controls
31.2	Certification of David R. Brown on disclosure controls
32.1	Certification of Scott A. Montgomery pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of David R. Brown pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to the Current Report on Form 8-K filed by FCB Bancorp on June 21, 2006

(2)   Filed as an exhibit to National Mercantile Bancorp’s Current Report on Form 8-K dated June 21, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	October 4, 2006	/s/ Scott A. Montgomery
Scott A. Montgomery
Chief Executive Officer

DATE:	October 4, 2006	/s/ David R. Brown
David R. Brown
Principal Financial and Principal Accounting Officer