Form 10QSB
period 2006-09-30
NATIONAL MERCANTILE BANCORP
filed 2006-11-14
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended  September 30, 2006

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

☐ Yes   ☒  No

The number of shares of Common Stock, no par value, of the issuer outstanding as of  November 10, 2006 was 5,564,955.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes        ☒  No

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

Presented are the unaudited consolidated financial statements of National Mercantile Bancorp and its wholly-owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Cash and due from banks-demand	$10,709	$13,507
Due from banks-interest bearing	2,000	2,000
Federal funds sold	—	685
Cash and cash equivalents	12,709	16,192
Securities available-for-sale, at fair value; aggregate amortized cost of $103,945 and $72,428 at September 30, 2006 and December 31, 2005, respectively	103,318	71,758
Securities held-to-maturity, at amortized cost, aggregate fair value of $2,078 and $2,572 at September 30, 2006 and December 31, 2005, respectively.	2,160	2,612
FRB and other stock, at cost	3,790	3,809
Investment in Capital Trust
Loans receivable	358,220	338,558
Allowance for loan and lease losses	(4,661)	(4,468)
Net loans receivable	353,559	334,090

Premises and equipment, net	5,823	5,861
Other real estate owned	—	1,056
Deferred tax asset	1,864	4,442
Goodwill	3,225	3,225
Core deposit intangible, net	1,239	1,407
Accrued interest receivable and other assets	6,510	4,008
Total assets	$494,197	$448,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$115,740	$115,924
Interest-bearing demand	27,768	36,018
Money market accounts	109,210	76,334
Savings	24,435	28,208
Time certificates of deposit:
$100,000 or more	84,094	87,468
Under $100,000	18,171	19,256
Total deposits	379,418	363,208

Federal funds purchased and securities sold under agreements to repurchase	45,000	—
Other borrowings	7,600	28,337
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	3,939	3,288
Total liabilities	451,421	410,297

Shareholders’ equity:
Preferred Stock, no par value, authorized 1,000,000 shares:
Series B non-cumulative convertible perpetual preferred stock; 1,000 shares outstanding at September 30, 2006 and December 31, 2005	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; 5,551,267 shares and 5,503,780 shares outstanding at September 30, 2006 and December 31, 2005, respectively	46,340	45,697
Accumulated deficit	(3,422)	(7,380)
Accumulated other comprehensive loss	(1,142)	(1,154)
Total shareholders’ equity	42,776	38,163
Total liabilities and shareholders’ equity	$494,197	$448,460

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$7,735	$6,194	$22,326	$17,312
Securities	1,408	523	3,712	1,268
Due from banks - interest bearing	47	23	98	57
Federal funds sold	58	14	76	43
Total interest income	9,248	6,754	26,212	18,680
Interest expense:
Deposits:
Interest-bearing demand	63	46	165	113
Money market and savings	929	350	2,310	804
Time certificates of deposit:
$100,000 or more	924	323	2,683	790
Under $100,000	206	161	578	455
Total interest expense on deposits	2,122	880	5,736	2,162

Federal funds purchased and securities sold under agreements to repurchase	686	—	1,198	—
Junior subordinated deferrable interest debentures	396	396	1,189	1,189
Other borrowings	183	92	546	225
Total interest expense	3,387	1,368	8,669	3,576
Net interest income before provision (benefit) for credit losses	5,861	5,386	17,543	15,104
Provision (benefit) for credit losses	72	(213)	144	(124)
Net interest income after provision (benefit) for credit losses	5,789	5,599	17,399	15,228
Other operating income:
Trading gain (loss) on non-hedge derivatives	550	(493)	(267)	(115)
International services	8	11	62	37
Investment services	9	15	28	44
Deposit-related and other customer services	255	252	721	818
Other noninterest income	5	70	77	286
Gain on sale of OREO/fixed assets	1	—	48	—

Total other operating income (loss)	828	(145)	669	1,070
Other operating expenses:
Salaries and related benefits	2,131	1,998	6,413	5,684
Net occupancy	267	257	781	742
Furniture and equipment	136	127	410	378
Printing and communications	128	128	444	392
Insurance and regulatory assessments	87	105	279	318
Client services	169	152	479	471
Computer data processing	181	216	607	666
Legal services	26	133	120	589
Other professional services	225	287	879	826
Other expenses	183	327	672	749
Total other operating expenses	3,533	3,730	11,084	10,815
Net income before tax provision	3,084	1,724	6,984	5,483
Provision for income taxes	1,328	715	3,026	2,275
Net income	$1,756	$1,009	$3,958	$3,208
Earnings per share:
Basic	$0.32	$0.19	$0.71	$0.74
Diluted	$0.29	$0.17	$0.66	$0.55

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,958	$3,208
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	364	315
Provision (benefit) for credit losses	144	(124)
Stock compensation cost	290	—
Gain on sale of other real estate owned	(48)	—
Net amortization of premium (discount) on securities
available-for-sale	(193)	42
Net amortization of premium on securities held-to-maturity	14	24
Net amortization of core deposit intangible	167	167
Net amortization of premium on loans purchased	80	121
Utilization of deferred tax asset	2,522	1,822
Trading loss on non-hedge derivative	267	115
Increase in accrued interest receivable and other assets	(1,484)	(1,658)
Increase in accrued interest payable and other liabilities	718	1,058
Net cash provided by operating activities	6,799	5,090
Cash flows from investing activities:
Purchase of securities available-for-sale	(49,682)	(23,531)
Proceeds from repayments and maturities of securities available-for-sale	18,408	3,746
Proceeds from repayments and maturities of securities held-to-maturity	439	688
Payment to terminate non-hedge interest rate swap	(842)	—
Loan originations and principal collections, net	(19,765)	(17,796)
Recoveries of loans previously charged off	—	1,216
Proceeds from sale of other real estate owned	1,104	—
Net purchase of Federal Reserve Stock and other stocks	(444)	(225)
Purchases of premises and equipment	(326)	(351)
Net cash used in investing activities	(51,108)	(36,253)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	20,669	10,750
Net increase (decrease) in time certificates of deposit	(4,459)	30,264
Net increase in securities sold under agreements to repurchase	45,000	—
Net decrease in other borrowings	(20,737)	(6,900)
Net proceeds from exercise of stock options	354	357
Cash paid in lieu of fractional shares in 5 for 4 stock split	(1)	—
Net cash provided by financing activities	40,826	34,471
Net increase (decrease) in cash and cash equivalents	(3,483)	3,308
Cash and cash equivalents, January 1	16,192	16,915
Cash and cash equivalents, September 30	$12,709	$20,223

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,365	$3,537
Cash paid for income taxes	1,005	960
Unrealized gain (loss) on securities available-for-sale, net of tax effect	43	(184)
Unrealized loss on cash flow hedges, net of tax effect	$30	$638

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND MANAGEMENT REPRESENTATIONS

The unaudited consolidated financial statements include the accounts of National Mercantile Bancorp (“National Mercantile” on a parent-only basis, and the ‘‘Company’’ on a consolidated basis) and its wholly-owned subsidiaries, Mercantile National Bank and South Bay Bank, N.A., (collectively, the “Banks”).  The unaudited consolidated financial statements of the Company reflect all interim adjustments, which are of a normal recurring nature and which, in management’s opinion, are necessary for the fair presentation of the Company’s consolidated financial position and results of operations and cash flows for such interim periods. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results expected for any subsequent period or for the full year ending December 31, 2006.  The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

The financial statements, and other financial information, as of December 31, 2005 and for the three months and nine months ended September 30, 2005 have been restated.  The restatement corrected errors in the originally filed Annual Report on Form 10-KSB and Quarterly Report on Form 10-QSB related to the Company’s accounting under Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), for interest rate swap agreements entered into in connection with certain debentures related to trust preferred securities and subordinated debt.  See Note 11.

NOTE 2—EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. The number of shares has been adjusted for the five-for-four stock split effected in the form of a dividend paid on April 14, 2006 and reflects the conversion of the Series A Preferred Stock in June 2005.

The following table is a reconciliation of income and shares used in the computation of basic and diluted earnings per share:

		Weighted
		Average	Per Share
	Net Income	Shares	Amount
	(in thousands)

For the three months ended September 30, 2006:
Basic EPS	$1,756	5,545,903	$0.32

Effect of dilutive securities:
Options		195,599
Convertible preferred stock		244,335
Diluted earnings per share	$1,756	5,985,837	$0.29

For the three months ended September 30, 2005:
Basic EPS	$1,009	5,408,969	$0.19

Effect of dilutive securities:
Options		283,896
Convertible preferred stock		232,964
Diluted earnings per share	1,009	5,925,829	$0.17

For the nine months ended September 30, 2006:
Basic EPS	$3,958	5,535,676	$0.71

Effect of dilutive securities:
Options		237,897
Convertible preferred stock		234,468
Diluted earnings per share	$3,958	6,008,041	$0.66

For the nine months ended September 30, 2005:
Basic EPS	$3,208	4,350,700	$0.74

Effect of dilutive securities:
Options		260,090
Convertible preferred stock		1,263,081
Diluted earnings per share	$3,208	5,873,871	$0.55

NOTE 3—CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks-interest-bearing and federal funds sold, all with maturities of three months or less.

NOTE 4—ALLOWANCE FOR CREDIT LOSSES

The allowance for loan and lease losses is a valuation adjustment used to recognize impairment of the recorded investment in the Company’s loans receivable on its balance sheet before losses have been confirmed resulting in subsequent charge-offs or write-downs.

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

During the third quarter 2006, the Company charged off loans totaling $21,000 and recovered no loans previously charged off.  Pursuant to management’s evaluation of the allowance for loan and lease losses at September 30, 2006, a provision for credit losses of $72,000 and $144,000 was recorded for the three months and nine months ended September 30, 2006, respectively.  There was a $213,000 benefit for credit losses recorded during the third quarter 2005 and $124,000 benefit for the nine months ended September 30, 2005.

The following table sets forth information concerning the Company’s allowance for credit losses for the periods indicated.

	Nine Months Ended
	September 30,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$4,468	$3,511
Total loans charged-off	22	6
Total recoveries of loans previously charged off	—	1,216
Net charge-offs (recoveries)	22	(1,210)
Provision (benefit) for credit losses	144	(124)
Transfer (to) from reserve for contingent losses on unfunded commitments	71	(71)
Balance, end of period	$4,661	$4,526

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

NOTE 5—GOODWILL AND CORE DEPOSIT INTANGIBLES

As of September 30, 2006 and December 31, 2005 the Company had goodwill of $3.2 million, and net core deposit intangibles of $1.2 million and $1.4 million, respectively, from its acquisition of South Bay Bank in December 2001.  The gross carrying amount of core deposit intangibles was $2.3 million at September 30, 2006 and December 31, 2005, and accumulated amortization was $1.1 million and $900,000, respectively, at such dates.  The core deposit intangibles are estimated to have a life of 10 years and 4 months.  Amortization for intangibles for 2006 and each of the next four years is estimated to be $223,000 per year.  In accordance with SFAS No. 142 goodwill is not amortized.  The Company has no other recorded indefinite-lived intangible assets.  Goodwill and other intangible assets are reviewed and assessed annually for impairment or more frequently if conditions suggest impairment may exist.

NOTE 6—REPURCHASE AGREEMENTS

At September 30, 2006, the Company had $45.0 million of securities sold under agreement to repurchase (“Repurchase Agreements”).  At December 31, 2005, there were no Repurchase Agreements.  The Repurchase Agreements are adjustable, indexed to LIBOR, and contain embedded interest rate floors with various strike rates for terms ranging two- to three-years and were utilized to facilitate the Company’s liquidity and interest rate risk management objectives.  In the event of a sustained decline in interest rates, upon reaching the strike rate, the cost of the Repurchase Agreements will decline at double the difference between the index rate and the strike rate, but in any event, not below zero.

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

NOTE 7—INCOME TAXES

Provision for income taxes of $1.3 million and $715,000 were recorded for the three months ended September 30, 2006 and 2005, respectively.  Income tax provisions of $3.0 million and $2.3 were recorded for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, the Company had federal alternative minimum tax “AMT” credits of $637,000 that carry forward indefinitely.

NOTE 8—SHARE-BASED PAYMENTS

At September 30, 2006, the Company had one stock incentive plan pursuant to which up to a total of 312,500 shares of common stock may be issued.  Under this plan, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board of Directors of the Company determines.  The term of the stock option may not exceed 10 years.  Employee stock option grants generally vest over one year or ratable over two years.  Director stock options vest in one year.  All stock options have vesting conditions that include only service conditions; none of the grants contains performance or market vesting conditions.

The Company issues new shares upon the exercise of stock options.  All of the share-based payment awards qualify for classification as equity.  At September 30, 2006, the only outstanding awards under this plan were stock options, and at that date 195,088 shares were available for future awards.  At September 30, 2006, there were also outstanding options granted under two prior stock incentive plans. The activity of stock options for the nine months ended September 30, 2006 is as shown:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2005	519,358	$9.62	6.3	$1,365,912
Granted	6,975	15.00		(19,185)
Exercised	(39,815)	7.51		188,841
Forefeited	(11,750)	12.63		4,493
Expired	—	—		—
Five-for-four stock split	119,341	n/a		n/a
Outstanding, September 30, 2006	594,109	$7.81	6.0	2,637,842

Exercisable, September 30, 2006	494,176	$7.25	5.0	2,468,772

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

For the three months and nine months ended September 30, 2006, share-based compensation expense was $105,000 and $290,000 respectively, resulting in similar charges to net income before income tax and net income for the periods. The share-based compensation expense decreased both basic and diluted earnings per share by $0.02 for the quarter ended September 30, 2006 and $0.05 for the nine months ended September 30, 2006.  The income tax benefit for the nine months ended September 30, 2006 was immaterial as nearly all unvested stock options were qualified incentive stock options.  For the nine months ended September 30, 2006, there was no impact to cash flow from financing activities as there were no tax deductions that exceeded the compensation cost for share-based payments.

The reported net income and earnings per share for the three months and  nine months ended September 30, 2005 are presented below to reflect the impact had the Company been required to recognize compensation expense based on SFAS 123R:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
	(Dollars in thousands, except per share data)
Net income:
As reported	$1,009	$3,208
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	90	190
Pro forma	$919	$3,018

Income per share as reported:
Basic	$0.19	$0.74
Diluted	0.17	0.55
Income per share pro forma:
Basic	$0.17	$0.69
Diluted	0.16	0.51

The estimated per share weighted average fair value of options granted during the nine months ended September 30, 2006 was $4.77.  The estimated per share weighted average fair value of options granted in the nine months ended September 30, 2005 was $5.73.

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

The lattice option pricing models require certain assumptions.  For the nine months ended September 30, 2006, the expected volatility assumption of 32.0% is based upon the weekly historical volatility of the Company’s stock price for the period January 1, 2000 through December 31, 2005 using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula.  The risk-free interest rate assumption ranged from 4.46% to 5.00% for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant.  The dividend yield assumption ranged from 0 to 2.5% during the expected term of the options and is based upon the Company’s capital planning model.  The assumptions used with the Black-Sholes option pricing model, for the nine months ended September 30, 2005, are as follows:  expected volatility 43%, expected term 10 years, risk-free interest rate 4.38%; and dividend yield 0%.

NOTE 9—COMPREHENSIVE INCOME

Comprehensive income is the change in equity during a period from transactions and other events and circumstances from nonowner sources.  The accumulated balance of other comprehensive income (loss) is required to be displayed separately from retained earnings in the consolidated balance sheet.  Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Net income	$1,756	$1,009	$3,958	$3,208
Other comprehensive income (loss) before tax, and unrealized losses on securities:
Unrealized gain (loss) on interest rate swaps used in cash flow hedges	761	(896)	(60)	(1,266)
Unrealized gain (loss) on interest rate floors used in cash flow hedges	29	(151)	(219)	(176)
Unrealized gain (loss) on securities available for sale	2,295	(281)	90	(315)
Other comprehensive income (loss), before tax	3,085	(1,328)	(189)	(1,757)
Income tax benefit (expense) related to items of other comprehensive income	(1,256)	551	(103)	730
Other comprehensive income (loss)	1,829	(777)	(292)	(1,027)
Total comprehensive income	$3,585	$232	$3,666	$2,181

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

Derivative Financial Instruments
and Hedging Activities

	September 30, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Fair value hedges:
Interest rate swaps	$50,000	$(47)	$30,000	$41

Cash flow hedges:
Interest rate swaps	$50,000	$(1,093)	$50,000	$(1,034)
Interest rate floors.	$—	$—	$50,000	$286

Non-hedge derivatives:
Interest rate floors	$50,000	$29	$150,000	$—
Interest rate swaps	—	—	$15,000	$(575)

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

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows.  The Company’s cash flow hedges include certain interest rate swaps and interest rate floors used to manage the interest rate risk associated with its significant volume of adjustable rate loans.  At September 30, 2006 a loss of $793,000 was recorded in accumulated other comprehensive loss within shareholders’ equity and no ineffectiveness was recorded to earnings for the nine months ended September 30, 2006 related to these cash flow hedges.  The premiums paid for the interest rate floors are amortized over the life of the floors.

Other economic derivatives not designated as hedges are interest rate swaps and interest rate floors that do not meet the strict criteria for hedge accounting treatment.  The Company does not utilize derivatives for purely speculative purposes.  The Company uses derivatives to hedge exposures when it makes economic sense to do so, including the circumstances in which the hedging relationship does not qualify for hedge accounting.  At September 30, 2006 the Company had other interest rate floors to hedge the cash flows of its adjustable rate loans that were not designated as a hedge.  Derivatives not designated as hedges are marked-to-market through earnings as a trading gain or loss on economic derivatives.

Additionally, during the third quarter 2006 the Company terminated its position in a $15.0 million interest rate swap that was used to hedge the fair value of its junior subordinated deferrable interest debentures.  The swap was not designated as a hedge. A trading gain on non-hedge derivatives of $550,000 was recorded for the third quarter and a trading loss of $267,000 was recorded for the nine months ended September 30, 2006. The following table reflects the effect of the trading gains and losses on economic derivatives for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Trading gain (loss) on non-hedge derivatives, gross	$550	$(493)	$(267)	$(115)
Income tax expense (benefit) related to non-hedge derivatives.	228	(205)	(111)	(48)
Trading gain (loss) on non-hedge derivatives, net of income taxes	$322	$(288)	$(156)	$(67)

NOTE 11 — RESTATEMENT

The financial statements as of December 31, 2005 and September 30, 2005, and for the nine months then ended, have been restated.  The restatement corrects errors in the financial statements related to the Company’s accounting under SFAS 133, for the interest rate swap agreement entered into in connection with certain debentures related to trust preferred securities and the related subordinated debt (“Debt Transactions”).

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

The following table shows the effect of the restatement as of December 31, 2005:

	December 31, 2005
	As Originally Reported	As Restated
	(Dollars in thousands)
Deferred tax asset, net	$4,203	$4,442
Accrued interest receivable and other assets.	4,583	4,008
Total assets	448,796	448,460
Accumulated deficit	(7,044)	(7,380)
Total shareholders’ equity.	38,499	38,163

The following table shows the effect of the restatement for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	As Originally Reported	As Restated	As Originally Reported	As Restated

Net interest income before provision for credit losses	$5,456	$5,456	$15,390	$15,390
Net cash settlement of interest rate swap derivative	—	(70)	—	(286)
Total net interest income	5,456	5,386	15,390	15,104
Provision (benefit) for credit losses	(213)	(213)	(124)	(124)
Net interest income after provision for credit losses	5,669	5,599	15,514	15,228
Total other operating income	278	278	899	899
Net cash settlement of interest rate swap derivative	—	70	—	286
Change in fair value of interest rate swap derivative	—	(493)	—	(115)
Total non-interest income	278	(145)	899	1,070
Total other operating expenses	3,730	3,730	10,815	10,815
Income before taxes	2,217	1,724	5,598	5,483
Income tax expense	920	920	2,323	2,323
Income tax effect on restatement	—	(205)	—	(47)
Total income tax expense	920	715	2,323	2,275
Net income	$1,297	$1,009	$3,275	$3,208

Net income per share — Basic	$0.24	$0.19	$0.75	$0.74
Net income per share — Diluted	$0.22	$0.17	$0.56	$0.55

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

RESULTS OF OPERATIONS OVERVIEW

The Company recorded net income of $1.8 million, or $0.32 basic earnings per share and $0.29 diluted earnings per share, for the three months ended September 30, 2006 compared to net income of $1.0 million, or $0.19 basic earnings per share and $0.17 diluted earnings per share, for the same period of 2005.   The increase in net income for the third quarter of 2006 was attributable to (i) a $475,000 increase in net interest income before the provision for credit losses resulting from increases in the prime rate lending index, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale, (ii) a $973,000 increase in other operating income as a result of a $550,000 trading gain on non-hedge derivatives compared to a $493,000 charge for the 2005 period, and (iii) a $197,000 decrease in other operating expenses.  These favorable changes were partially offset by a $613,000 increase in provision for income taxes and a $285,000 increase in provision for loan losses resulting from a $72,000 charge in the 2006 quarter compared to a $213,000 benefit for credit losses in the third quarter 2005 resulting from the recovery of loans previously charged off.  Additionally, the Company adopted Statement of Financial Accounting Standards No. 123R, Stock-Based Payments (SFAS 123R), January 1, 2006 resulting in the recognition of compensation expense for unvested stock options and an after-tax charge of $105,000 for the three months ended September 30, 2006.  There was no SFAS 123R charge for the 2005 quarter.

The Company recorded net income of $4.0 million, or $0.71 basic earnings per share and $0.66 diluted earnings per share, for the nine months ended September 30, 2006 compared to net income of $3.2 million, or $0.74 basic earnings per share and $0.55 diluted earnings per share, for the same period of 2005. The increase in net income for the 2006 period was primarily due to a $2.4 million increase in net interest income before provision for credit losses resulting from increases in the prime rate lending index, interest rate swaps, a greater volume of interest earning assets, particularly higher-yielding loans receivable and securities available-for-sale. This positive change was partially offset by (i) a $751,000 increase in provision for income taxes, (ii) a $401,000 decrease in other operating income, (iii) a $269,000 increase in other operating expenses, and (iv) a $268,000 increase in provision for loan losses.  The SFAS 123R after-tax charge for stock options for the nine months ended September 30, 2006 was $290,000.  There was no such charge for the 2005 period.

Return on average assets during the third quarter and first nine months of 2006 was 1.43% and 1.10%, respectively, compared to 0.99% and 1.09% during the third quarter and first nine months of 2005, respectively.  Return on average equity during the third quarter and first nine months of 2006 was 17.05% and 13.27%, respectively, compared to 10.72% and 11.83% during the third quarter and first nine months of 2005, respectively.

NET INTEREST INCOME

Third Quarter

Net interest income before the provision for credit losses increased $475,000 to $5.9 million for the three months ended September 30, 2006 compared to the same quarter of 2005 due to a $2.5 million increase in total interest income partially offset by a $2.0 million increase in interest expense.  Loan interest income increased $1.5 million due to a $33.0 million greater average volume of loans receivable and a 102 basis point increase in yield, resulting primarily from increases in the prime rate lending index.  The greater loan volume was primarily due to the more rapid funding of construction loans originated in earlier periods and fewer payoffs of commercial real estate loans. During 2005, the Federal Reserve Bank increased the target federal funds rate 200 basis points on eight occasions and, continuing into the first half of 2006, another 100 basis points on four occasions. Approximately 70% of our $358.2 million loans receivable have adjustable interest rates; consequently, rising interest rates positively affect interest income for these earning assets. Conversely, declining interest rate environments have the potential to negatively impact our net interest income.  In order to reduce the negative impact in the event of a decline in the prime rate lending index, among other techniques, we have entered into interest rate swaps in which we exchanged an adjustable rate interest payment based on the prime rate for a fixed payment on an aggregate notional amount of $50.0 million.  The higher yields earned on our loans receivable during the third quarter of 2006 were partially offset by the rising cost of the interest rate swaps.

Interest income from securities available-for-sale increased $890,000 during the third quarter 2006 compared to the third quarter 2005 due to a $44.9 million increase in average volume and a 188 basis point increase in yield.  At September 30, 2006 securities available-for-sale were $103.3 million, an increase of $31.6 million from December 31, 2005.  During the third and fourth quarters of 2005 and continuing into 2006, we have steadily added newly purchased securities to our investment portfolio as part of a strategy to further reduce the exposure of net interest income to a declining interest rate environment. The additions to securities have been instruments that we expect to have limited prepayment of principal in the event of declining interest rates (and muted term extension in rising interest rates).  These investments, as well as loans receivable, have been largely financed with adjustable rate wholesale funds that will decline in cost in a falling interest rate environment. The more recently purchased securities, during the period of higher interest rates, and the maturity of lower yielding securities in the portfolio, resulted in an increase in the securities portfolio yield.

Overall, interest-earning assets averaged $81.3 million greater during the third quarter 2006 than third quarter 2005 and the higher yields and favorable change in composition to higher-yielding assets resulted in a 89 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $2.0 million for the three months ended September 30, 2006 compared to the same period in 2005, due to a $91.0 million increase in interest-bearing liabilities and a 180 basis point increase in cost of funds.  Interest expense on deposits increased $1.2 million due to a 162 basis point rise in weighted average cost of interest-bearing deposits in addition to $45.4 million greater average volume than 2005.  Time certificates of deposit $100,000 and over averaged $34.3 million greater during the third quarter 2006 than the same period in 2005 due to an increased volume of brokered certificates of deposit (“Brokered CDs”).  The volume of money market and savings deposits increased $16.0 million during the third quarter of 2006 compared to 2005 period while time certificates of deposit under $100,000 declined $1.2 million.

During the rising interest rate environment experienced during the past nine quarters, we strategically elected to only moderately increase transaction deposit rates and to fund runoff of these deposits, as well as asset growth, with Brokered CDs.  Although this type of funding is typically higher costing and exhibits higher interest rate sensitivity, the Brokered CDs facilitate our liquidity and interest rate risk management that we utilize to reduce our net interest income exposure to possible declining interest rates.  The greater interest expense on the incremental Brokered CDs needed to fund asset growth is less than the impact of increasing rates on the significantly greater volume of transaction accounts.  As market interest rates continue to rise, the cost of our deposits has been increasing more rapidly due to more frequent exceptions to our posted interest rates granted to depositors in order to prevent deposit withdrawals and to generate new deposits.

The cost of time certificates of deposit $100,000 and over increased 179 basis points during the third quarter of 2006 compared to the same quarter 2005.  The cost of money market and savings deposits increased 177 basis points while the cost of interest-bearing demand deposits and time certificates of deposit under $100,000 increased 28 basis points and 88 basis points, respectively.

The volume of other borrowings averaged $12.3 million and $9.9 million during the third quarter of 2006 and 2005, respectively.   We continue to employ a liquidity strategy of maintaining relatively low levels of short-term assets and utilizing Federal Home Loan Bank overnight advances, against pledged loans and securities, to adjust our funding of asset and deposit volume changes.  Minimizing short-term assets and increasing short-term liabilities furthers the interest rate risk management of our asset sensitive balance sheet. The cost of other borrowings was 5.92% and 3.68% for the 2006 and 2005 periods, respectively, representing an increase of 224 basis points for the third quarter of 2006.

Securities sold under agreement to repurchase (“Repurchase Agreements”) averaged $43.3 million during the third quarter of 2006 with a cost of 6.29%.  The Repurchase Agreements, totaling $45 million at September 30, 2006 with adjustable interest rate based upon the 3-month LIBOR index, have embedded floors with varying strike rates ranging from 4.00% to 4.75%, advancing our interest rate risk management objectives.  In the event that the LIBOR index declines below the strike rate, the cost of the Repurchase Agreements will decline at double the difference between the LIBOR index and the strike rate.   We had no Repurchase Agreements during 2005.

Noninterest-bearing demand deposits averaged $114.8 million during the third quarter 2006 or $13.7 million less than during the same quarter in 2005.  Rising interest rates increase depositors’ opportunity cost of noninterest-bearing deposits and their sensitivity to maintaining such balances, resulting in the redeployment of their funds into higher yielding deposits and alternative investments outside the Banks.

The net yield on interest earning assets (net interest margin) was 5.09% and 5.69% during the third quarter in 2006 and 2005, respectively, while the net interest spread was 3.95% and 4.86%, respectively.  The net interest margin and net interest spread during the third quarter of 2006 have declined from recent quarters largely due to the securities leverage strategy — intermediate-term security purchases financed with adjustable wholesale funds — executed to reduce our balance sheet asset sensitivity. While the strategy protects against a possible decline in interest rates, the current margin on such leverage is relatively thin.  Also, the third quarter of 2006 continued to experience a flat or inverted yield curve in which short-term rates have risen to or above the level of long-term interest rates.  A preponderance of our funding sources is correlated to the short-term rates. Additionally, the net interest spread has been affected by a decline in net earning assets due to a lower proportion of noninterest-bearing deposits funding earning assets.

Nine-Months

Net interest income increased $2.4 million to $17.5 million for the nine months ended September 30, 2006 compared to the same period of 2005 due to a $7.5 million increase in interest income offset by a $5.1 million increase in interest expense.

Loan interest income increased $5.0 million to $22.3 million due to $40.1 million greater average volume of loans receivable and a 106 basis point increase in yield, resulting primarily from increases in the prime rate lending index.  The higher yields earned on our loans receivable during the first three quarters 2006 were partially offset by the rising cost of the interest rate swaps.

Interest income from securities available-for-sale increased $2.5 million to $3.6 million during the first three quarters of 2006 compared to the same period of 2005 due to $48.9 million greater average volume and a 169 basis point increase in yield.

As discussed above, we have been steadily adding to securities available-for-sale and the more recently purchased securities, in a period of higher interest rates, resulted in an increase in the portfolio yield.

Overall, interest-earning assets were $88.7 million greater during the 2006 period than 2005 while the higher interest rates and favorable change in composition to higher-yielding assets resulted in a 88 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $5.1 million during the first three quarters of 2006 compared to the same period in 2005 due to a $91.2 million increase in average interest-bearing liabilities and a 153 basis point increase in the weighted average cost of interest-bearing liabilities.  Interest expense on deposits increased $3.6 million due to a 152 basis point rise in weighted average cost of interest-bearing deposits in addition to $56.6 million greater average volume than 2005.  Time certificates of deposit $100,000 and over averaged $40.3 million greater during the 2006 period than 2005 due to an increased volume of Brokered CDs.  The average volume of money market and savings deposits increased $19.0 million during the first three quarters 2006 compared to same period in 2005.

The cost of time certificates of deposit $100,000 and over increased 186 basis points during the first three quarters 2006 compared to the 2005 period.  The cost of money market and savings deposits increased 151 basis points while the cost of certificates of deposit under $100,000 increased 91 basis points.

The volume of other borrowings averaged $14.9 million and $10.1 million during the first three quarters 2006 and 2005, respectively.  The cost of other borrowings was 4.89% and 2.97% for the 2006 and 2005 periods, respectively, representing an increase of 192 basis points for the first three quarters 2006.

Repurchase Agreements averaged $29.8 million during the first three quarters 2006 with a cost of 5.37%.  We had no Repurchase Agreements during 2005.

Noninterest-bearing demand deposits averaged $114.2 million during the first three quarters 2006 or $11.3 million less than during the same period in 2005.  Depositors have redeployed their noninterest-bearing demand deposits into higher yield, yet accessible, money market deposits as short-term interest rates have risen.

The net yield on interest earning assets (net interest margin) was 5.22% and 5.60% during the first three quarters in 2006 and 2005, respectively, while the net interest spread was 4.20% and 4.85%, respectively.  Similar to the quarterly results, the net interest margin and net interest spread during the first three quarters 2006 have declined from recent quarters due to (i) the securities leverage strategy, (ii) a more rapid rise in the cost of fund than in the yield on earnings assets due to the flat yield curve, (iii) a change in the mix of deposits to higher costing types, and (iv) a smaller proportion of noninterest bearing deposits funding earning assets.

The following table presents the components of net interest income for the three months ended September 30, 2006 and 2005.

Average Balance Sheet and
Analysis of Net Interest Income

	Three Months ended
	September 30, 2006			September 30, 2005
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$4,396	$58	5.23%	$1,604	$14	3.46%
Due from banks-interest-bearing	3,216	47	5.80%	2,000	23	4.56%
Securities available-for-sale	97,991	1,384	5.60%	53,050	494	3.72%
Securities held-to-maturity	2,319	24	4.11%	2,954	29	3.93%
Loans receivable (1) (2)	348,738	7,735	8.80%	315,735	6,194	7.78%
Total interest earning assets	456,660	9,248	8.03%	375,343	6,754	7.14%

Noninterest earning assets:
Cash and due from banks - demand	13,300			15,196
Other assets	22,679			20,428
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(6,303)			(5,395)
Total assets	$486,336			$405,572

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$30,827	$63	0.81%	$34,483	$46	0.53%
Money market and savings	117,774	929	3.13%	101,809	350	1.36%
Time certificates of deposit:
$100,000 or more	86,044	924	4.26%	51,794	323	2.47%
Under $100,000	23,665	206	3.45%	24,873	161	2.57%
Total time certificates of deposit	109,709	1,130	4.09%	76,667	484	2.50%
Total interest-bearing deposits	258,310	2,122	3.26%	212,959	880	1.64%
Other borrowings	12,267	183	5.92%	9,912	92	3.68%
Junior subordinated debentures	15,464	396	10.24%	15,464	396	10.24%
Federal funds purchased and securities sold under agreements to repurchase	43,250	686	6.29%	—	—	—
Total interest-bearing liabilities	329,291	3,387	4.08%	238,335	1,368	2.28%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	114,790			128,523
Other liabilities	1,399			1,363
Shareholders’ equity	40,856			37,351
Total liabilities and shareholders’ equity	$486,336			$405,572

Net interest income (spread)		$5,861	3.95%		$5,386	4.86%

Net yield on earning assets (2)			5.09%			5.69%

(1)             The average balance of nonperforming loans has been included in loans receivable.

(2)             Yields and amounts earned on loans receivable include loan fees of $440,000 and $421,000 for the three months ended September 30, 2006 and 2005, respectively.

The following table presents the components of net interest income for the nine months ended September 30, 2006 and 2005.

Average Balance Sheet and
Analysis of Net Interest Income

	Nine Months ended
	September 30, 2006			September 30, 2005
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,933	$76	5.26%	$1,932	$43	2.98%
Due from banks-interest-bearing	2,776	98	4.72%	2,250	57	3.39%
Securities available-for-sale	93,348	3,638	5.21%	44,446	1,174	3.52%
Securities held-to-maturity	2,382	74	4.16%	3,186	94	3.93%
Loans receivable (1) (2)	349,061	22,326	8.55%	308,986	17,312	7.49%
Total interest earning assets	449,500	26,212	7.80%	360,800	18,680	6.92%

Noninterest earning assets:
Cash and due from banks - demand	14,164			16,880
Other assets	22,927			20,628
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(6,180)			(4,611)
Total assets	$480,411			$393,697

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$31,964	$165	0.69%	$32,471	$113	0.47%
Money market and savings	119,802	2,310	2.58%	100,814	804	1.07%
Time certificates of deposit:
$100,000 or more	86,159	2,683	4.16%	45,885	790	2.30%
Under $100,000	23,741	578	3.26%	25,914	455	2.35%
Total time certificates of deposit	109,900	3,261	3.97%	71,799	1,245	2.32%
Total interest-bearing deposits	261,666	5,736	2.93%	205,084	2,162	1.41%
Other borrowings	14,918	546	4.89%	10,132	225	2.97%
Junior subordinated debentures	15,464	1,189	10.25%	15,464	1,189	10.25%
Federal funds purchased and securities sold under agreements to repurchase	29,826	1,198	5.37%	—	—	—
Total interest-bearing liabilities	321,874	8,669	3.60%	230,680	3,576	2.07%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	114,183			125,469
Other liabilities	4,594			1,404
Shareholders’ equity	39,760			36,144
Total liabilities and shareholders’ equity	$480,411			$393,697

Net interest income (spread)		$17,543	4.20%		$15,104	4.85%

Net yield on earning assets (2)			5.22%			5.60%

(1)             The average balance of nonperforming loans has been included in loans receivable.

(2)             Yields and amounts earned on loans receivable include loan fees of $1.4 million and $1.3 million for the nine months ended September 30, 2006 and 2005, respectively.

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

	Three Months ended September 30, 2006 vs 2005
	Incease (decrease) due to:		Net Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$24	$20	$44
Interest-bearing deposits with other financial institutions	14	10	24
Securities available-for-sale	422	468	890
Securities held-to-maturity	(6)	1	(5)
Loans receivable (2)	647	894	1,541
Total interest-earning assets	$1,101	$1,393	$2,494

Interest Expense:
Interest-bearing deposits:
Demand	$(5)	$22	$17
Money market and savings	55	524	579
Time certificates of deposit:
$100,000 or more	214	387	601
Under $100,000	(8)	53	45
Total time certificates of deposit	206	440	646
Total interest-bearing deposits	256	986	1,242
Other borrowings	22	69	91
Junior subordinated debentures	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	—	686	686
Total interest-bearing liabilities	278	1,741	2,019

Net interest income	$823	$(348)	$475

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

	Nine Months ended September 30, 2006 vs 2005
	Increase (decrease) due to:		Net Increase
	Volume	Rate	(Decrease)

Interest Income:
Federal funds sold and securities purchased under agreement to resell	$—	$33	$33
Interest-bearing deposits with other financial institutions	13	28	41
Securities available-for-sale	1,288	1,176	2,464
Securities held-to-maturity	(24)	4	(20)
Loans receivable (2)	2,245	2,769	5,014
Total interest-earning assets	3,522	4,010	7,532

Interest Expense:
Interest-bearing deposits:
Demand	$(1)	$54	$52
Money market and savings	151	1,355	1,506
Time certificates of deposit:
$100,000 or more	693	1,200	1,893
Under $100,000	(38)	161	123
Total time certificates of deposit	655	1,361	2,016
Total interest-bearing deposits	805	2,769	3,574
Other borrowings	106	215	321
Junior subordinated debentures	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	—	1,198	1,198
Total interest-bearing liabilities	911	4,182	5,093

Net interest income	$2,613	$(172)	$2,439

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

PROVISION FOR CREDIT LOSSES

We recorded provisions for credit losses of $72,000 for the third quarter 2006 and $144,000 for the nine months ended September 30, 2006, reflecting (i) the growth in loans receivable, (ii) an increase in unfunded loan commitments, and (iii) a change in portfolio credit migration, compared to a benefit for loan losses of $213,000 for the third quarter 2005 and $124,000 for the nine months ended September 30, 2005. During the first three quarters of 2006, we charged off loans receivable of $22,000 and had no recoveries of loans previously charged off. During the third quarter 2005, the Company recovered $1.2 million of loans charged off in a previous period.

OTHER OPERATING INCOME

Other operating income increased to $828,000 during the third quarter of 2006 compared to a loss of $145,000 during the third quarter of 2005.  The 2006 period included a trading gain on non-hedge derivatives of $550,000 compared to a $493,000 trading loss on non-hedge derivates during the third quarter 2005.  As a result of recent technical accounting interpretations, we restated our financial statements for the incorrect accounting treatment related to an interest rate swap that was designated as a fair value hedge against our junior subordinated debentures.  The restatement resulted in the changes in fair value of the swap being recorded in current income.  Due to the undesired volatility created by this treatment, we terminated our position in the swap during the third quarter 2006 resulting in the trading gain.

Other operating income decreased to $669,000 during the nine months ended September 30, 2006 from $1.1 million during the nine months ended September 30, 2005 due to a $209,000 decrease in other noninterest income and a $152,000 greater trading loss on non-hedge derivatives.  While the change in fair value for the swap discussed above resulted in a gain during the third quarter, overall it resulted in a $267,000 loss for the nine months ended September 30, 2006.

OTHER OPERATING EXPENSES

Other operating expenses decreased $197,000 for the three months ended September 30, 2006 to $3.5 million. Significant variances within operating expenses were: (i) salaries and related benefits expense increased $133,000 or 6.7% due to the adoption of SFAS 133R requiring stock options to be expensed, the addition of business development staff and increased commission expense, (ii) legal services expense decreased $107,000 or 80.5% primarily due to fewer problem assets and the decline in related legal activity; and (iii) other noninterest expenses declined $144,000 due to the reversal of a loss contingency in the 2006 quarter recorded in the 2005 quarter related to a potential operating loss.

Other operating expenses increased to $11.1 million for the nine months ended September 30, 2006 compared to $10.8 million for the same period of 2005.  Significant variances within operating expenses were: (i) salaries and related benefits expense increased $729,000 or 12.8% due to the adoption of SFAS 133R requiring stock options to be expensed, the addition of business development staff and increased commission; and (ii) legal services expense decreased $469,000 or 79.6% primarily due to activity on the settlement of a dispute over collateral securing a loan and fewer problem assets.

BALANCE SHEET ANALYSIS

INVESTMENT SECURITIES

The following comparative period-end table sets forth certain information concerning the estimated fair values and unrealized gains and losses of securities available-for-sale and securities held-to-maturity.

Estimated Fair Values of and Unrealized
Gains and Losses on Securities

	September 30, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-for-Sale:
U.S. Treasury securities	$2,561	$—	$26	$2,527
GNMA-issued/guaranteed mortgage pass through certificates	78	—	—	78
Other U.S. Government and federal agency securities	9,018	2	53	8,966
FHLMC/FNMA-issued mortgage pass through certificates	55,838	139	600	55,377
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	6,460	25	32	6,453
Privately issued corporate bonds, CMO and REMIC securities	29,990	185	258	29,917
	$103,945	$351	$969	$103,318

FRB and other equity stocks	$3,790	$—	$—	$3,790

	September 30, 2006
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,160	$—	$82	$2,078
	$2,160	$—	$82	$2,078

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$—	$599
GNMA-issued/guaranteed mortgage pass through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Privately issued corporate bonds, CMO and REMIC securities	17,290	3	217	17,076
	$72,428	$65	$735	$71,758

FRB and other equity stocks	$3,809	$—	$—	$3,809

	December 31, 2005
	Total	Gross	Gross	Estimated
	amortized	unrealized	unrealized	fair
	cost	gains	loss	value
	(Dollars in thousands)

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,612	$—	$40	$2,572

	$2,612	$—	$40	$2,572

As of September 30, 2006, the Company did not hold securities of any issuer, other than U.S. government-chartered agencies, the aggregate book value of which exceeded 10% of the Company’s shareholders’ equity.  At September 30, 2006 and December 31, 2005 there were no securities deemed by management to be other-than-temporarily impaired.

LOAN PORTFOLIO

The following comparative period-end table sets forth certain information concerning the composition of the loan portfolio.

Loan Portfolio Composition

	September 30,		December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans - secured and unsecured	$100,757	28%	$89,474	26%
Real estate loans:
Secured by commercial real properties	135,577	38%	121,641	36%
Secured by one to four family residential properties	10,170	2%	10,498	3%
Secured by multifamily residential properties	16,490	5%	18,663	6%
Total real estate loans	162,237	45%	150,802	45%
Construction and land development	88,407	25%	92,077	27%
Consumer installment, home equity and unsecured loans to individuals	7,434	2%	7,239	2%
Total loans outstanding	358,835	100%	339,592	100%

Deferred net loan origination fees	(615)		(1,034)
Loans receivable, net	$358,220		$338,558

Total loans outstanding increased by $19.7 million to $358.2 million at September 30, 2006 compared to $338.6 million at December 31, 2005 due primarily to increased funding of commercial real estate loans and secured and unsecured commercial loans.  We have increased funding of intermediate-term fixed rate commercial real estate loans as part of our interest rate risk management strategy.  The balance of construction loans declined at September 30, 2006 from year end 2005 due to a greater volume of payoffs of outstanding loans than additional funding of loan commitments and newly generated loans.  Commitments to fund loans at September 30, 2006 totaled $55.0 million compared to $120.8 million at December 31, 2005.

NONPERFORMING ASSETS

The following comparative period-end table sets forth certain information concerning nonperforming assets.

Nonperforming Assets

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)

Nonaccrual loans	$338	$319
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	—
Nonperforming loans	338	319
Other real estate owned	—	1,056
Other nonperforming assets	—	—
Total nonperforming assets	$338	$1,375

Allowance for credit losses as a percent of nonaccrual loans	1379.0%	1400.6%
Allowance for credit losses as a percent of nonperforming loans	1379.0%	1400.6%
Total nonperforming assets as a percent of loans receivable	0.1%	0.4%
Total nonperforming assets as a percent of total shareholders’ equity	0.8%	3.6%

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

There were no recoveries of loans previously charged off during the third quarter of 2006 compared to $1.2 million during the third quarter of 2005.  Pursuant to our evaluation of the allowance for credit losses at September 30, 2006, we recorded a provision for credit losses of $72,000 for the third quarter 2006 compared to a benefit for loan losses of $213,000 in the 2005 quarter.

We charged off $22,000 of loans during the nine months ended September 30, 2006 compared to $6,000 of loans charged off during the same period of 2005.   There were no recoveries of loans previously charged off during the nine months ended

September 30, 2006 compared to $1.2 million during the same period of 2005.  We recorded a provision for credit losses of $144,000 for the nine months September 30, 2006 compared to a benefit for loans losses of $124,000 in the 2005 period.

The following table reflects the balances and activity in the allowance for loan losses for the dates shown:

Analysis of Changes in Allowance for Credit Losses

	Nine Months ended September 30,
	2006	2005
	(Dollars in thousands)

Balance, beginning of period	$4,468	$3,511
Total loans charged-off	22	6
Total recoveries of loans previously charged off	—	1,216
Net charge-offs	22	(1,210)
Provision (benefit) for credit losses	144	(124)
Transfer (to) from reserve for contingent losses on unfunded commitments	71	(71)
Balance, end of period	$4,661	$4,526

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

DEPOSITS

Total deposits were $379.4 million and $363.2 million at September 30, 2006 and December 31, 2005, respectively.  Noninterest-bearing demand deposits were nearly flat at $115.7 million at September 30, 2006 compared to $115.9 million at December 31, 2005. Money market deposits and savings deposits were $109.2 million and $24.4 million, respectively, at September 30, 2006 compared to $76.3 million and $28.2 million, respectively, at December 31, 2005.  Interest-bearing demand deposits, which for the most part are limited to individuals, decreased to $27.7 million at September 30, 2006 from $36.0 million at December 31, 2005. Time certificates of deposit (“TCDs”) decreased to $102.2 million at September 30, 2006 from $106.7 million at December 31, 2005.  There were $50.0 million in brokered TCDs at September 30, 2006 compared to $37.5 million at December 31, 2005.  The Brokered CDs are typically 1-year terms and have been swapped to adjustable rate.  We utilize the brokered CDs as part of our interest rate risk management and liquidity management strategies.

Additionally, although we have priced our retail certificates of deposit to encourage runoff during the past several years, in the rising rate environment experienced during the past nine quarters, we have elected to only moderately increase rates on our immediately repriceable base of deposits – interest-bearing demand deposits, and savings and money market deposits – and price new time certificates of deposit to generate growth.

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

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Repurchase Agreements totaled $45.0 million at September 30, 2006.  We entered into the Repurchase Agreements to further our liquidity and interest rate sensitivity objectives.  The Repurchase Agreements are adjustable rate and contain embedded interest rate floors that will result in an exponential decline in cost in the event of a sustained decline in interest rates.  The embedded interest rate floors are clearly and closely related to the economic characteristics and risks of the underlying Repurchase Agreements and accordingly are not separated and accounted for as derivative instruments.   We had no repurchase agreements at December 31, 2005.

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

OTHER BORROWINGS

There were $7.6 million of other borrowings, consisting of overnight advances from the Federal Home Loan Bank, at September 30, 2006 compared to $28.3 million at December 31, 2005.   The decline in other borrowings reflected repayment with alternative wholesale funding sources, including brokered time certificates of deposit and Repurchase Agreements.

SHAREHOLDERS’ EQUITY

Shareholders’ equity increased from $38.2 million at December 31, 2005 to $42.8 million at September 30, 2006 due to the retained earnings for the nine months ended September 30, 2006 in addition to an increase in market value of derivative financial instruments designated as cash flow hedges and securities available-for-sale.

CAPITAL ADEQUACY REQUIREMENTS

At September 30, 2006, National Mercantile and the Banks were in compliance with all applicable regulatory capital requirements and the Banks were “well capitalized” under the Prompt Corrective Action rules of the OCC.  The following table sets forth the regulatory capital standards for well-capitalized institutions, and the capital ratios for National Mercantile and the Banks, as of September 30, 2006 and December 31, 2005.

Regulatory Capital Information
of the National Mercantile Bancorp and Banks

	Minimum
	For Capital	Well
	Adequacy	Capitalized	September 30,	December 31,
	Purposes	Standards	2006	2005

National Mercantile Bancorp:
Tier 1 leverage	4.00%	N/A	11.15%	10.74%
Tier 1 risk-based capital	4.00%	N/A	12.56%	11.98%
Total risk-based capital	8.00%	N/A	13.94%	13.72%

Mercantile National Bank:
Tier 1 leverage	4.00%	5.00%	9.37%	10.49%
Tier 1 risk-based capital	4.00%	6.00%	11.83%	13.59%
Total risk-based capital	8.00%	10.00%	13.07%	14.84%

South Bay Bank, NA:
Tier 1 leverage	4.00%	5.00%	10.39%	9.04%
Tier 1 risk-based capital	4.00%	6.00%	11.20%	9.00%
Total risk-based capital	8.00%	10.00%	12.44%	10.22%

LIQUIDITY

The Company manages its liquidity through a combination of core deposits, federal funds purchased, repurchase agreements, collateralized borrowing lines, and a portfolio of securities available for sale.  Liquidity is also provided by maturing investment securities and loans.  The Consolidated Statement of Cash Flows reflects the Company’s sources and uses of cash flows from operating, investing and financing activities.

The Company’s cash and due from banks - demand was $10.7 million on September 30, 2006 compared to $13.5 million on December 31, 2005.  Due from banks-interest-bearing was $2.0 million at September 30, 2006 and December 31, 2005.

There were no Federal funds sold at September 30, 2006 compared to $685,000 at December 31, 2005.  Mercantile had $12.5 million and South Bay had $10.0 million in Federal funds lines with correspondent banks as of September 30, 2006.

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

National Mercantile’s cash and due from banks was $237,000 on September 30, 2006 compared to $137,000 at December 31, 2005.   Due from banks-interest bearing was $1.0 million at December 31, 2005 and none at September 30, 2006.

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

Mercantile has a substantial accumulated deficit and does not anticipate having positive cumulative retained earnings for the foreseeable future.  South Bay had cumulative retained earnings of $5.6 million as of September 30, 2006.  Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC.  It is likely that such consent could not be obtained unless the distributing bank remained “well capitalized” following such distribution.

INTEREST RATE RISK MANAGEMENT

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

        Allowances for credit losses are established against each segment of the loan portfolio.  At September 30, 2006, the allowance for credit losses equaled 1.30% of loans receivable and 1379.0% of nonperforming loans.  Although management believes that it has established adequate allowances for credit losses as of September 30, 2006, the credit quality of the Company’s assets is affected by many factors beyond its control, including local and national economic conditions, and the possible existence of facts which are not currently known which adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of the collateral upon a default.  Accordingly, there is no assurance that the Company will not sustain loan losses materially in excess of the allowance for credit losses.  In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for credit losses and could require additional provisions for credit losses.  Material future additions to the allowance for credit losses may also be necessary due to increases in the size and changes in the composition of the loan portfolio.  Increases in the provisions for credit losses would adversely affect the Company’s results of operations.

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

      At September 30, 2006, a large majority of the loans outstanding were collateralized by real properties located in California.  Because of this concentration in California, the Company’s financial position and results of operations have been and are expected to continue to be influenced by general trends in the California economy and its real estate market.  Real estate market declines may adversely affect the values of the properties collateralizing loans.  If the principal balances of the loans, together with any primary financing on the mortgaged properties, equal or exceed the value of the mortgaged properties, the Company could incur higher losses on sales of properties collateralizing foreclosed loans.  In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers.  Uninsured disasters may adversely impact the ability to recover losses on properties affected by such disasters and adversely impact the Company’s results of operations.

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

NATIONAL MERCANTILE BANCORP
(Registrant)

DATE:	November 14, 2006	/s/	SCOTT A. MONTGOMERY
Scott A. Montgomery
Chief Executive Officer

DATE:	November 14, 2006	/s/	DAVID R. BROWN
David R. Brown
Principal Financial and Principal Accounting Officer