Form 10KSB/A
period 2004-12-31
NATIONAL MERCANTILE BANCORP
filed 2007-01-11
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No.1)

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

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes         ☐   No

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the registrant’s knowledge, in definitive in response or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

The issuer’s revenues for its most recent fiscal year:  $21.9 million.

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on December 31, 2004, was approximately $16.4 million.

The number of shares of Common Stock, no par value, of the issuer outstanding as of January 2, 2007 was 5,650,147.

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

Transitional Small Business Disclosure Format (Check one):    ☐  Yes    ☒   No

Explanatory Note

National Mercantile Bancorp (the “Company”) is filing this amendment No. 1 to Form 10-KSB for the year ended December 31, 2004, to correct the reported aggregate market value of the voting common equity held by nonaffiliates of the Company.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

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

NATIONAL MERCANTILE BANCORP
(Registrant)

	By	/s/ SCOTT A. MONTGOMERY
Scott A. Montgomery
Date: January 10, 2007		Chief Executive Officer

INDEX TO EXHIBITS

Exhibit

31.1	Certification of Scott A. Montgomery under Section 302 of Sarbanes-Oxley Act

31.2	Certification of David R. Brown under Section 302 of Sarbanes-Oxley Act