Form 10KSB/A
period 2005-12-31
NATIONAL MERCANTILE BANCORP
filed 2007-01-11
CIK 714801

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on November 4, 2005, was approximately $24.3 million.

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

Transitional Small Business Disclosure Format (Check one):      ☐ Yes   ☒  No

Explanatory Note

National Mercantile Bancorp (the “Company”) is filing this amendment No. 2 to Form 10-KSB for the year ended December 31, 2005, to correct the reported aggregate market value of the voting common equity held by nonaffiliates of the Company.

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