Form 10KSB
period 2006-12-31
NATIONAL MERCANTILE BANCORP
filed 2007-04-13
CIK 714801

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                              to                             .

Commission File Number 000-15982

NATIONAL MERCANTILE BANCORP

(Exact name of small business issuer in its charter)

California	95-3819685
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1880 Century Park East, Suite 800 Los Angeles, California	90067
(Address to principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (310) 277-2265

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The issuer’s revenues for its most recent fiscal year: $37.3 million.

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, based upon the closing sale price of its Common Stock as reported by the National Association of Securities Dealers Automated Quotation System on December 29, 2006, was approximately $34.4 million.

As of March 13, 2007, there were no outstanding shares of Common Stock, no par value, of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Proxy Statement of First California Financial Group, Inc., the successor to the registrant in its reincorporation merger, to be distributed in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

NATIONAL MERCANTILE BANCORP

Table of Contents

Form 10-KSB

For the Fiscal Year Ended December 31, 2006

Explanatory Note

On March 12, 2007, National Mercantile Bancorp, or National Mercantile, and First California Financial Group, Inc., a Delaware corporation, or First California, completed the previously announced reincorporation merger of National Mercantile with and into First California, National Mercantile’s wholly-owned subsidiary. We refer to that merger in this document as the Reincorporation Merger. As a result of the Reincorporation Merger, the separate corporate existence of National Mercantile ceased, and First California succeeded, and assumed all the rights and obligations of, its former parent, National Mercantile. The Reincorporation Merger was followed immediately by the completion of the previously announced merger of FCB Bancorp, a California corporation, or FCB, with and into First California. We refer to that merger in this document as the FCB Merger and, together with the Reincorporation Merger, the Mergers. As a result of the FCB Merger, the separate corporate existence of FCB ceased, and First California succeeded, and assumed all the rights and obligations of, FCB.

In connection with the completion of the Reincorporation Merger and because National Mercantile’s common stock was prior thereto registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, First California’s common stock was deemed registered under Section 12(b) of the Exchange Act by operation of paragraph (a) of Rule 12g-3 under the Exchange Act. Pursuant to Sections 12 and 13 of the Exchange Act and related regulations of the Securities and Exchange Commission, or SEC, including Rule 12g-3, First California is filing (1) this Annual Report on Form 10-KSB on behalf of National Mercantile for the fiscal year ended December 31, 2006 and (2) an Annual Report on Form 10-K with respect to First California (as the then wholly-owned subsidiary of National Mercantile) for its partial fiscal year ended December 31, 2006. Because the FCB Merger was not completed prior to December 31, 2006 and pursuant to Section 15(d) of the Exchange Act and related regulations of the SEC, First California is also filing an Annual Report on Form 10-K on behalf of FCB Bancorp for the fiscal year ended December 31, 2006. Future periodic and other reports with respect to First California, including as successor to the businesses of each of FCB Bancorp and National Mercantile, will be filed by First California (Commission File No. 000-52498).

ANNUAL REPORT ON FORM 10-KSB

Certain matters discussed in this Form 10-KSB may constitute forward-looking statements within the meaning of the Exchange Act and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which National Mercantile Bancorp (referred to as “we”, “our” or “the Company” when such reference includes National Mercantile Bancorp and its subsidiaries, collectively, “National Mercantile” when referring only to the parent company and “the Banks” when referring only to National Mercantile’s banking subsidiaries, Mercantile National Bank and South Bay Bank, N.A.) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance, or achievements may differ significantly from the results, performance, or achievements expressed or implied in such forward-looking statements. Statements regarding policies and procedures are not intended to imply, and should not be interpreted to mean, that we will conduct our business in accordance with such policies for any particular period of time, as we may at any time and from time to time amend or repeal such policies and adopt new policies. For discussion of the factors that might cause such a difference, see “Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation — Factors Which May Affect Future Operating Results”.

PART I

Item 1.	Description of Business

Historically, National Mercantile has been a bank holding company whose principal assets were the capital stock of its two bank subsidiaries: Mercantile National Bank, or Mercantile, and South Bay Bank, N.A., or South Bay, the subsidiaries are also referred to herein as the Banks. National Mercantile’s business strategy has been to attract individual and small- to mid-sized business borrowers in specific market niches located in our primary service areas by offering a variety of loan products and a full range of banking services coupled with highly personalized service. Its lending products include revolving lines of credit, term loans, commercial real estate loans, construction loans and consumer and home equity loans, which often contain terms and conditions tailored to meet the specific demands of the market niche in which the borrower operates. Additionally, National Mercantile has provided a wide array of deposit and investment products that are also designed to meet specific customer needs.

The Banks operate throughout the west side of Los Angeles County including the South Bay, Century City and San Fernando Valley with banking offices in Century City, Torrance, Encino and El Segundo and a loan production office in Beverly Hills. Additionally, South Bay targets Orange County businesses through a loan production office in Costa Mesa, California.

The Banks’ targeted market niches for businesses include the entertainment industry, the healthcare industry, professional services providers, the real estate escrow industry, property managers, public works contractors and community-based nonprofit organizations. Entertainment industry clients include television, music and film production companies, talent agencies, individual performers, directors and producers (whom the Banks attract by establishing relationships with business management firms) and others affiliated with the entertainment industry. Healthcare organizations include primarily outpatient healthcare providers such as physician medical groups, independent practice associations and surgery centers. Professional service customers include legal, accounting, insurance, advertising firms and their individual directors, officers, partners and shareholders.

The Banks also engage in real estate and construction lending. Their real estate loans are for the purchase or finance of principally smaller commercial properties, including owner-occupied business facilities and retail properties, and to a lesser extent multi-family and single family residential properties. The Banks make construction loans for small commercial, multi-family and single residential properties, including tract developments and luxury homes for resale.

In order to grow and expand their array of products and services, the Banks have from time to time opened de novo branch banking offices or acquired other financial service-related companies including “in-market” acquisitions with banks of similar size and market presence.

The Banks believe that banking clients value doing business with locally managed institutions that can provide a full service commercial banking relationship through an understanding of the clients’ financial needs and the flexibility to deliver customized solutions through our menu of products and services. They also believe that they better able to build successful client relationships as the holding company provides cost effective administrative support services while promoting bank autonomy and flexibility in serving client needs.

To implement this philosophy, National Mercantile historically operated each of the Banks by retaining their independent names. Each bank subsidiary has established strong client followings in its market areas through attention to client service and an understanding of client needs. Having completed the Mergers, we expect to combine the operations of Mercantile, South Bay and First California Bank, the bank subsidiaries of First California, although certain branches may continue to be operated under the South Bay name.

The primary focus for each Banks’ relationship managers is to cultivate and nurture their client relationships. Relationship managers are assigned to each borrowing client to provide continuity in the relationship. This emphasis on personalized relationships requires that all of the relationship managers maintain close ties to the communities or industry niche in which they serve, so they are able to capitalize on their efforts through expanded business opportunities for the Banks. Client service decisions and day-to-day operations are maintained at the Banks.

At December 31, 2006, we had total assets of $501.6 million, total loans, net, of $361.0 million and total deposits of $380.6 million.

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

In March 2007, National Mercantile merged with and into First California, a Delaware corporation and a wholly-owned subsidiary of National Mercantile. Immediately thereafter, FCB merged with and into First California. As a result of these Mergers, the separate corporate existence of National Mercantile and FCB ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile and FCB.

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

Financial and Statistical Disclosure

Certain statistical information with respect to National Mercantile is presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

Set forth below is a summary description of certain of the material laws and regulations that relate to the operations of the Banks. Since National Mercantile has ceased to exist, the following summary does not describe the laws and regulations that were applicable to it as a holding company. The description does not purport to be a complete description of these laws and regulations and is qualified in its entirety by reference to the applicable laws and regulations.

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

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation ( “FICO”), a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO has established assessment rates effective for the first quarter of 2006 at approximately $.0144 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Dividends and Capital Distributions

Dividends and capital distributions from the Banks constituted the principal source of cash to National Mercantile and will continue, together with dividends and capital distributions from First California Bank, constitute the principal source of cash to First California. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends and capital distributions to their shareholder.

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

Mercantile has an accumulated deficit of $4.7 million at December 31, 2006. South Bay had retained earnings of $4.9 million as of December 31, 2006. Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

Transactions with Affiliates

The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of their holding company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of their holding company or other affiliates. Such restrictions prevent their holding company and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks to or in their holding company or to or in any other affiliate are limited, individually, to 10% of the respective Bank’s capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the respective Bank’s capital and surplus (as defined by federal regulations).

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 (“Patriot Act”) is intended to strengthen the U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-US persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; and (iv) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Employees

At December 31, 2006, we had 86 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. We consider our employee relations to be satisfactory.

Available Information

National Mercantile historically maintained an Internet website at www.nationalmercbancorp.com, and websites for Mercantile and South Bay at www.mnbla.com and www.southbaybank.com, respectively. First California intends to operate an Internet website at www.fcalgroup.com. At www.nationalmercbancorp.com and via the “Investor Relations” link at the Banks’ websites, National Mercantile’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

You may contact our Investor Relations Department at First California Financial Group, Inc., 1100 Paseo Camarillo, Camarillo, CA 93010, Attention: Investor Relations, telephone 805-484-0534.

(All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document).

Item 2.	Description of Property

As a result of the Reincorporation Merger, First California succeeded to a National Mercantile lease of approximately 13,880 square feet in an office building at 1880 Century Park East, Los Angeles, California, which serves as its administrative headquarters. The lease term is for the period January 2004 to April 2014. The rental rate, subject to an annual CPI adjustment and for changes in property taxes and operating costs, was $2.43 per square foot per month, or $33,785, at December 31, 2006.

Mercantile’s principal banking office is located in 1,800 square feet in an office building at 1880 Century Park East, Los Angeles, California. The effective rent is $3.28 per square foot or $5,895 per month. The lease expires in June 2014.

Mercantile leases approximately 1,650 square feet in an office building in Encino, California for the primary purpose of providing branch banking operations in the San Fernando Valley. The effective rent is $2.83 per square foot or $4,687 per month. The lease expires in June 2009. Additionally, Mercantile leases 2,559 square feet in an office building in Beverly Hills as a loan production office, primarily for the entertainment industry. The effective rent is $3.21 per square foot, or $8,226 per month and the lease expires June 2009.

South Bay owns a two-story stand-alone office building at 2200 Sepulveda Boulevard, Torrance, California, which serves as its principal banking office. South Bay also leases approximately 3,100 square foot in an office building in El Segundo, California for the primary purpose of providing branch banking operations in the Los Angeles airport area. The effective rent is $1.85 per month and the lease expires in January 2011. Additionally, South Bay leases 1,555 square feet in an office building in Costa Mesa, California as a loan production office in Orange County. The office has been designed to serve as a full service branch banking office in the future. The effective rent is $1.94 per square foot, or $3,032 per month. The lease expires February 2009.

We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow. We believe that, if necessary, we could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3.	Legal Proceedings.

As a result of the Mergers, National Mercantile has ceased to exist. With respect to First California, its successor, the nature of its business as successor to National Mercantile and FCB causes it to be involved in routine legal proceedings from time to time. First California is not aware of any pending or threatened legal proceedings expected to have a material adverse effect on its business, financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no submission of matters to a vote of shareholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

As a result of the Mergers, National Mercantile has ceased to exist. Accordingly, there are no longer any outstanding securities of National Mercantile. Information required by Item 201 of Regulation S-B regarding the market for National Mercantile’s common equity prior to the Mergers is included below.

The common stock of National Mercantile’s successor, First California, began trading on the Nasdaq Global Market under the symbol “FCAL” on March 13, 2007.

Prior to the Mergers, the common stock of National Mercantile was traded on the Nasdaq Capital Market under the symbol “MBLA”. The following table shows the high and low trade prices of the common stock for each quarter of 2005 and 2006 as reported by the Nasdaq. Additionally, there may have been transactions at prices other than those shown during that time.

	Common Stock
Quarter Ended:	High	Low
March 31, 2005	12.56	10.16
June 30, 2005	12.70	9.81
September 30, 2005	12.73	12.04
December 31, 2005	15.68	12.40
March 31, 2006	15.64	13.74
June 30, 2006	16.34	13.04
September 30, 2006	13.30	11.40
December 31, 2006	14.00	12.18

At March 13, 2007, National Mercantile had no shareholders of record for its common stock.

Dividends

National Mercantile has not paid a cash dividend on its common stock for more than 10 years. As a California corporation, under the California General Corporation Law, generally National Mercantile could not pay dividends in cash or property except (i) out of positive retained earnings or (ii) if, after giving effect to the distribution, National Mercantile’s assets would be at least 1.25 times its liabilities and its current assets would exceed its current liabilities (determined on a consolidated basis under generally accepted accounting principles). At December 31, 2006, National Mercantile had an accumulated deficit of $1.7 million. Further, as a result of the Mergers, the separate corporate existence of National Mercantile ceased, and First California succeeded, and assumed all the rights and obligations of National Mercantile, including any future payments of dividends to First California stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth as of December 31, 2006 information regarding outstanding options under all of our equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect. All equity plans of National Mercantile, in addition to those of FCB, and all outstanding option awards were assumed by First California in the Mergers.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	492,355	$8.28	195,088
Equity compensation plans not approved by security holders	None	N/A	N/A
Total

(1)	Includes the 2005 Stock Incentive Plan, 1996 Stock Incentive Plan and the 1994 Stock Option Plan which has been terminated but under which there remained, as of December 31, 2006, outstanding options to purchase 1,375 shares of National Mercantile common stock.

Item 6.	Management’s Discussion And Analysis Or Plan Of Operation

EXECUTIVE LEVEL OVERVIEW

Table 1

Operations Summary

	Year Ended December 31, 2006	Increase (Decrease)		Year Ended December 31, 2005	Increase (Decrease)		Year Ended December 31, 2004
		Amount	%		Amount	%
	(Dollars in thousands)
Interest income	$35,500	$9,235	35.2%	$26,265	$6,811	35.0%	$19,454
Interest expense	12,152	6,670	121.7%	5,482	1,859	51.3%	3,623

Net interest income	23,348	2,565	12.3%	20,783	4,952	31.3%	15,831
Provision (benefit) for credit losses	248	332	(395.2)%	(84)	(304)	(138.2)%	220
Other operating income	1,792	674	60.3%	1,118	(1,297)	(53.7)%	2,415
Other operating expense	15,028	652	4.5%	14,376	348	2.5%	14,028

Income before income taxes	9,864	2,255	29.6%	7,609	3,611	90.3%	3,998
Income taxes	4,222	1,063	33.6%	3,159	1,481	88.3%	1,678

Net income	$5,642	$1,192	26.8%	$4,450	$2,130	91.8%	$2,320

We recorded net income of $5.6 million for 2006 compared to net income of $4.5 million for 2005 and $2.3 million for 2004. This represents fully-diluted earnings per share of $0.94 for 2006 compared to $0.75 for 2005 and $0.41 for 2004. The increase in net income for 2006 was due to a $2.6 million increase in net interest income resulting from (i) increases in the prime rate lending index through the first half of the year, and (ii) a greater volume of interest earning assets, particularly higher yielding loans receivable and securities available-for-sale. During the later half of 2006, we experienced a narrowing of net interest margins due to rising core deposit and wholesale funding costs. Net interest income for 2005 increased $5.0 million compared to 2004 similarly due to increases in the prime rate lending index and a greater volume of earning assets, but also benefited from a more rapid rise in yield on earning assets than cost of interest-bearing liabilities. The provision for credit losses was $248,000 for 2006 reflecting the growth in loans receivable compared to an $84,000 net benefit for credit losses in 2005 due to a significant recovery of a loan previously charged off. Noninterest income increased $674,000 for 2006 compared to 2005 due to the settlement of an insurance claim related to collateral for a loan and a lower trading loss on nonhedge derivatives. Other operating expenses increased $652,000 in 2006 largely due to $1.3 million greater salaries and related expense reflecting (i) a $395,000 charge for stock option costs upon implementation of Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, (ii) increases expense for management bonuses and employee incentive compensation, and (iii) accruals for liabilities associated with employee retention and severance plans installed to stabilize our workforce following our merger agreement with FCB Bancorp. Legal fees declined $414,000 reflecting fewer problem credits.

Return on average assets for 2006 was 1.16% compared to 1.10% and 0.61% for 2005 and 2004, respectively. Return on average equity for 2006 was 13.84% compared to 12.15% for 2005 and 7.02% for 2004.

Total assets at December 31, 2006 were $501.6 million compared to $448.5 million and $391.3 million at year-end 2005 and 2004, respectively. Loans receivable and securities available-for-sale increased $26.9 million and $30.7 million, respectively. The increase in loans receivable was due to $20.1 million growth in commercial real estate loans and $16.4 million commercial loans — secured and unsecured partially offset by a $8.9 million decline in construction and land development loans.

The allowance for loan and lease losses at December 31, 2006 was $4.7 million compared to $4.5 million at December 31, 2005 reflecting added provisions for credit losses for the growth of loans during the 2006 year.

Total deposits at December 31, 2006 were $380.6 million compared to $363.2 million at year-end 2005. The composition of deposits at December 31, 2006 reflects a $42.4 million increase in money market accounts from the prior year end offset by a $9.6 million decline in interest-bearing demand deposits, a $9.4 million decline in time certificates of deposit, and a $5.7 million decline in savings deposits. Noninterest-bearing demand deposits were nearly flat at December 31, 2006 compared to the prior year end. Federal funds purchased and securities sold under agreements to repurchase were $45.0 million at year end 2006 while there was none at December 31, 2005 reflecting the execution of a securities leverage strategy designed to reduce our exposure to interest rate movements. Other borrowed funds were $10.3 million at December 31, 2006 compared to $28.3 million at year-end 2005.

Table 2

Ratios to Average Assets

	2006	2005	2004
Net interest income	4.81%	5.13%	4.16%
Other operating income	0.37%	0.28%	0.63%
Provision (benefit) for credit losses	0.05%	(0.02)%	0.06%
Other operating expense	3.10%	3.55%	3.68%

Income before income taxes	2.03%	1.88%	1.05%

Net income	1.16%	1.10%	0.61%

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

The internal risk grading utilizes a 10-level grading system — six pass grades for unclassified loans based upon our assessment of the borrower’s ability to service the loan and the quality of the collateral and four classification grades for “criticized” loans depending on the severity of the underwriting weakness and likelihood of loss. We use a statistical grading migration analysis as part of our allowance for loan and lease losses evaluation for unclassified loans, which is a method by which the types and grades of historical loans charged-off are related to the current loan portfolio. This analysis attempts to use historical trends in loan risk grading, nonperforming assets and concentrations that are characteristic to our portfolio and consider other factors affecting loan losses that are specific to our marketplace and customer demographic.

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

We utilize our judgment to determine the provision for credit losses and establish the allowance for loan and lease losses. Each Bank’s board of directors reviews the adequacy of that Bank’s allowance for loan and lease losses on a quarterly basis. We believe, based on information known to management, that the allowance for loan and lease losses at December 31, 2006 represents the probable loan losses in loans receivable. However, credit quality is affected by many factors beyond our control, including local and national economies, and facts may exist which are not known to us that adversely affect the likelihood of repayment of various loans in the loan portfolio and realization of collateral upon a default. Accordingly, no assurance can be given that we will not sustain loan losses materially in excess of the allowance for loan and lease losses. In addition, the OCC, as an integral part of its examination process, periodically reviews the allowance for loan and lease losses and could develop an estimate that requires additional provisions for credit losses.

Goodwill and Other Intangible Assets

As discussed in Note 2 of the Notes to Consolidated Financial Statements, we must assess goodwill and other intangible assets each year, or more frequently upon the occurrence of certain events, for impairment. Impairment is the condition that exists when the carrying amount of the asset exceeds its implied fair value.

The goodwill impairment test involves comparing the fair value of South Bay with its carrying amount, including goodwill. We retained an independent valuation consultant to evaluate the goodwill as of October 1, 2006. The valuation consultant conducted the analysis utilizing two valuation methods — the income approach and the market approach.

The income approach measures the present worth of anticipated future net cash flows generated by South Bay. The cash flows were based upon expected financial results derived from a probability-weighted average of three scenarios that we considered. Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital and capital investment as well as residual value and cost of capital. Our forecasts were for a three-year period reflecting average annual asset growth of 8.0%, an average loan to deposit ratio of 105% and varying interest rate scenarios. A 10.1% cost of capital and a $56.7 million residual value was utilized in the analysis to discount the projected cash flows.

The market approach derives a valuation by analyzing the prices at which shares of capital stock of reasonably similar companies are trading in the public market, or the transaction price at which similar companies have been acquired. The analysis identified eighteen transactions during the period from October 2004 through August 2006 involving acquired companies located in the state of California with similarities to South Bay in size and operating characteristics. Transaction multiples were considered for purchase price to (i) earnings, and (ii) tangible book value. The purchase price to earnings multiple for the South Bay acquisition was 11.38 compared to a range from 10.32 to 36.92 with an average of 23.59 for the transactions studied. The South Bay transaction purchase price to tangible book value multiple was 1.55 compared to a range of 1.35 to 3.93 with an average of 2.60 for the comparable transactions.

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

The fair value indications derived from the income approach was $54.4 million and from the two market approaches, transaction and stock price analysis, $66.1 million and $53.0 million, respectively. The fair value of South Bay under both approaches exceeds the carrying value at October 1, 2006 of $27.5 million, therefore, goodwill is not considered impaired. The testing of goodwill and other intangible assets for impairment requires re-measurement of fair values. If the future fair values were materially less than the recorded value, we would be required to take a charge against earnings to write down the goodwill and other intangible assets to the lower value.

Deferred Tax Assets

Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all or some portion will not be realized. Deferred income taxes represents the net change in deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense for the year.

Derivative Instruments and Hedging

We utilize derivative instruments to manage our risk to changes in interest rates. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge and earnings are affected only to the extent to which the hedge is not effective in achieving offsetting changes in fair value or cash flows of the hedged item. We have designated certain of our derivative instruments as hedges and consider them highly effective. Circumstances may change increasing the extent that the hedge is not effective resulting in a greater portion of the change in value of the derivative instruments being reported in earnings.

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

2006 Compared to 2005

Net interest income increased $2.6 million to $23.3 million during 2006 compared to 2005 due to a $9.2 million increase in interest income offset by a $6.7 million increase in interest expense.

Loan interest income increased $6.1 million during 2006 due to $37.7 million greater average volume of loans receivable and a 90 basis point increase in yield, resulting primarily from increases in the prime rate lending index during the first half of the year. Approximately 56% of our $365.7 million loans receivable at December 31, 2006, have adjustable interest rates; consequently, rising interest rates positively affect interest income. In order to lessen the impact on interest income in the event of a decline in the prime rate lending index, we have entered into interest rate swaps, in which we exchanged an adjustable rate interest based on the prime rate lending index for a fixed rate payment on an aggregate notional amount of $50.0 million. The higher yields earned on our loans receivable during 2006 were partially offset by the rising cost of interest rate swaps hedging certain adjustable rate loans. For 2006, the net settlement payment under these interest rate swaps was $524,000 reducing the loan yield 15 basis points for 2006.

Interest income from securities available-for-sale increased $3.1 million during 2006 compared to 2005 due to $44.5 million greater average volume and a 150 basis point increase in yield. Beginning the third quarter 2005 and continuing through the first half of 2006, we accelerated our investment activity as part of a strategy to further reduce the exposure of net interest income to a declining interest rate environment. The additions to securities available-for-sale were mostly low-coupon, intermediate-term, 15- and 20-year mortgage-backed security pools, purchased at a discount, that we expect to have limited prepayments of principal in the event of declining interest rates (and muted term extension in rising interest rates). These investments, as well as loans receivable, have been largely financed with adjustable rate wholesale funds that will decline in cost in a falling interest rate environment. The securities available-for-sale purchased during 2005 and 2006, in a period of rising interest rates, and the maturity of lower yielding securities in the portfolio, resulted in an increase in the portfolio yield.

We continued to operate with minimal federal funds sold during 2006 in order to reduce our asset sensitivity. Federal funds sold averaged $1.7 million and $1.6 million for 2006 and 2005, respectively. Overall, interest-earning assets were $81.8 million greater during 2006 than 2005 while the higher interest rates and favorable change in composition to higher-yielding assets resulted in a 76 basis point increase in weighted average yield on interest-earning assets.

Interest expense increased $6.7 million for 2006 due to a $83.5 million increase in average interest-bearing liabilities and a 147 basis point increase in the weighted average cost of interest-bearing liabilities. Interest expense on deposits increased $4.6 million due to $48.6 million greater average volume of interest-bearing deposits than 2005 and due to a 145 basis point rise in weighted average cost. Time certificates of deposit $100,000 and over averaged $32.0 million greater during 2006 than 2005 due to an increased volume of brokered certificates of deposit (“Brokered CDs”). The volume of money market and savings deposits increased $20.7 million in 2006 and time certificates of deposit under $100,000 declined $2.3 million. Relatively low costing interest-bearing demand deposits averaged $1.8 million less in 2006 than in 2005.

During the rising interest rate environment experienced during the past ten quarters, we strategically elected to only moderately increase transaction deposit rates and to fund asset growth, and runoff of deposits, with Brokered CDs. Although this type of funding is typically higher costing and exhibits higher interest rate sensitivity, the Brokered CDs facilitate the liquidity and interest rate risk management techniques that we utilize to reduce our net interest income exposure to possible interest rates movements. The greater interest expense on the incremental Brokered CDs needed to fund asset growth, and any decrease in transaction deposits, is less than the impact of increasing rates on the significantly greater volume of transaction accounts. In a sustained rising interest rate environment, like we experienced during 2006, higher deposit rates become increasingly necessary to prevent accelerated deposit outflow resulting in deposit costs increasing more rapidly than yields on earning assets.

The cost of time certificates of deposit $100,000 and over increased 166 basis points during 2006 compared to 2005. The cost of money market and savings deposits increased 148 basis points while the cost of interest-bearing demand deposits and time certificates of deposit under $100,000 increased 23 basis points and 115 basis points, respectively.

The volume of other borrowings averaged $14.0 million and $12.2 million in 2006 and 2005, respectively. We continue to employ a liquidity strategy of maintaining relatively low levels of short-term assets and utilize Federal Home Loan Bank overnight advances, against pledged loans and securities, to fund asset and deposit fluctuations. Minimizing short-term assets and increasing short-term liabilities furthers the management of our asset sensitive balance sheet. The cost of other borrowings was 5.00% and 3.38% for 2006 and 2005, respectively, representing an increase of 162 basis points in 2006.

Noninterest-bearing demand deposits averaged $114.7 million and $124.8 million in 2006 and 2005, respectively. While we continue to devote resources to growing our business accounts, in a rising interest rate environment depositors generally deploy their funds into higher yielding deposits and alternative investments outside the Banks.

2005 Compared to 2004

Net interest income increased $5.0 million to $20.8 million during 2005 compared to 2004 due to a $6.8 million increase in interest income offset by a $1.9 million increase in interest expense.

Loan interest income increased $6.1 million due to $30.7 million greater average volume of loans receivable and a 133 basis point increase in yield, resulting primarily from increases in the prime rate lending index and interest rate swaps. During the second half of 2004, the Federal Reserve Bank increased interest rates 125 basis points on five occasions after a prolonged period of accommodative monetary policy in response to signs of stronger economic activity and perceived higher inflation risk. Continuing in 2005, the Federal Reserve Bank increased interest rates 200 basis points on eight occasions. Approximately 75% of our $338.6 million loans receivable at December 31, 2005, adjustable interest rates; consequently, rising interest rates positively affect interest income. The higher yields earned on our loans receivable during 2005 were partially offset by the rising cost of interest rate swaps; however, these interest rate swaps still contributed 12 basis points to the increase in loan yield compared to 2004.

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

Interest Rate Spread and Net Interest Margin

We analyze earnings performance using, among other measures, the interest rate spread and net interest margin. The interest rate spread represents the difference between the weighted average yield received on interest earning assets and the weighted average rate paid on interest bearing liabilities. Net interest margin (also called the net yield on interest earning assets) is net interest income expressed as a percentage of average total interest earning assets. Our net interest margin is affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes, and changes to the relative amount of interest earning assets and interest bearing liabilities. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes, and other competitive factors. These factors are in turn affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and actions of the Federal Reserve Board. Table 3 presents information concerning the change in interest income and interest expense attributable to changes in average volume and average rate. Table 4 presents the weighted average yield on each category of interest earning assets, the weighted average rate paid on each category of interest bearing liabilities, and the resulting interest rate spread and net yield on interest earning assets for 2006, 2005 and 2004. We had no tax exempt interest income for 2006, 2005 or 2004.

Increase (Decrease) in Interest Income/Expense Due to Change in Average Volume and Average Rate (1)

	2006 vs 2005			2005 vs 2004
	Increase (decrease) due to:		Net Increase (Decrease)	Increase (decrease) due to:		Net Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest Income:
Federal funds sold	$—	$36	$36	(75)	$30	$(45)
Interest-bearing deposits with other financial institutions	16	14	30	(22)	67	45
Securities available-for-sale	1,686	1,447	3,133	297	422	719
Securities held-to-maturity	(30)	5	(25)	(38)	6	(32)
Loans receivable (2)	2,886	3,175	6,061	1,944	4,180	6,124

Total interest-earning assets	4,558	4,677	9,235	2,106	4,705	6,811

Interest Expense:
Interest-bearing deposits:
Demand	(9)	72	63	3	75	78
Money market and savings	268	1,829	2,097	(30)	623	593
Time certificates of deposit:
$100,000 or more	840	1,395	2,235	368	594	962
Under $100,000	(55)	273	218	(23)	170	147

Total time certificates of deposit	785	1,668	2,453	345	764	1,109

Total interest-bearing deposits	1,044	3,569	4,613	318	1,462	1,780
Other borrowings	61	227	288	(10)	90	80
Junior subordinated debentures	—	(39)	(39)	—	—	—
Federal funds purchased and securities sold under agreements to repurchase	1,808	—	1,808	(1)	—	(1)

Total interest-bearing liabilities	2,913	3,757	6,670	307	1,552	1,859

Net interest income	$1,645	$920	$2,565	$1,799	$3,153	$4,952

(1)	The change in interest income or interest expense that is attributable to both changes in average balance and average rate has been allocated to the changes due to (i) average balance and (ii) average rate in proportion to the relationship of the abso
(2)	Table does not include interest income that would have been earned on nonaccrual loans.

Average Balance Sheet and Analysis of Net Interest Income

	Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate	Average Amount	Interest Income/ Expense	Weighted Average Yield/ Rate
	(Dollars in thousands)
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,661	86	5.18%	$1,647	$50	3.04%	$7,651	$95	1.24%
Due from banks-interest-bearing	2,538	131	5.16%	2,187	101	4.62%	3,566	56	1.57%
Securities available-for-sale	96,104	5,087	5.29%	51,595	1,954	3.79%	41,603	1,235	2.97%
Securities held-to-maturity	2,307	96	4.16%	3,070	121	3.94%	4,085	153	3.75%
Loans receivable (1) (2)	351,882	30,100	8.55%	314,164	24,039	7.65%	283,415	17,915	6.32%

Total interest earning assets	454,492	35,500	7.81%	372,663	26,265	7.05%	340,320	19,454	5.72%

Noninterest earning assets:
Cash and due from banks – demand	14,066			16,374			22,874
Other assets	22,879			20,775			21,529
Allowance for credit losses and net unrealized gain on sales of securities available-for-sale	(5,933)			(4,769)			(3,753)

Total assets	$485,504			$405,043			$380,970

Liabilities and shareholders’ equity:
Interest-bearing deposits:
Demand	$30,737	221	0.72%	$32,497	$158	0.49%	$31,484	$80	0.25%
Money market and savings	124,319	3,439	2.77%	103,648	1,342	1.29%	107,981	749	0.69%
Time certificates of deposit:
$100,000 or more	83,993	3,600	4.29%	51,995	1,365	2.63%	27,179	403	1.48%
Under $100,000	23,708	838	3.53%	26,031	620	2.38%	27,345	473	1.73%

Total time certificates of deposit	107,701	4,438	4.12%	78,026	1,985	2.54%	54,524	876	1.61%

Total interest-bearing deposits	262,757	8,098	3.08%	214,171	3,485	1.63%	193,989	1,705	0.88%
Other borrowings	13,991	700	5.00%	12,186	412	3.38%	12,550	332	2.65%
Junior subordinated debentures	15,464	1,546	10.00%	15,464	1,585	10.25%	15,464	1,585	10.25%
Federal funds purchased and securities sold under agreements to repurchase	33,108	1,808	5.46%	—	—	—	113	1	0.88%

Total interest-bearing liabilities	325,320	12,152	3.74%	241,821	5,482	2.27%	222,116	3,623	1.63%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	114,701			124,789			124,699
Other liabilities	4,728			1,811			1,086
Shareholders’ equity	40,755			36,622			33,069

Total liabilities and shareholders’ equity	$485,504			$405,043			$380,970

Net interest income (spread)		$23,348	4.07%		$20,783	4.78%		$15,831	4.09%

Net yield on earning assets (2)			5.14%			5.58%			4.65%

(1)	The average balance of nonperforming loans has been included in loans receivable.
(2)	Yields and amounts earned on loans receivable include loan fees of $1.8 million, $1.7 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Our net interest margin was 5.14%, 5.58% and 4.65% during 2006, 2005 and 2004, respectively, representing a 44 basis point decline in 2006 after increasing 93 basis points in 2005. The narrowing net interest margin in 2006 reflects funding costs rising more rapidly than earning asset yields. This is due to effect of lagged deposit rate increases discussed above in which deposit costs rise to market interest rates following an earlier delay in rate increases, as well as the effects of an inverted yield curve — an uncommon term structure in which short-term interest rates are higher than longer-term rates — experienced during most of 2006 and continuing into 2007. Our earning assets are funded primarily with short-term liabilities, consequently, an inverted yield curve results in relatively high funding costs in relation to term earning assets. Additionally, the higher short-term rates result in greater borrower demand for longer-term fixed rate loans which are lower costing than adjustable rate loans in this environment. Consequently, fixed rate loans were an increasing percentage of our loan portfolio in 2006. The negative impact of a declining net interest margin on net interest income was mitigated in 2006 by increasing volumes of earning assets.

An inverted yield curve has recurrently signaled a slowing economy and declining future interest rates, particularly short-term rates resulting in the more typical positively sloped yield curve. The greater volume of fixed rate loans recorded during 2006 would improve net interest margins in this type of interest rate development. Most of these loans carry prepayment penalties which will inhibit prepayment in the event of declining interest rates. Additionally, the cost of the large volume of our short-term liabilities would likely decline. On the other hand, a sustained period of inverted yield curve term structures will place continued downward pressure on our net interest margin.

Our net interest margin remains high in comparison with the interest rate spread due to the continued significance of noninterest-bearing demand deposits relative to total funding sources. Average noninterest bearing demand deposits were $114.7 million, representing 30.4% of average deposits, during 2006, compared to $124.8 million, representing 36.8% of average deposits, during 2005. Of these noninterest bearing demand deposits during 2006, $14.0 million or 12.2% of average noninterest bearing deposits were represented by real estate title and escrow company deposits, compared to $14.7 million or 11.8% of average noninterest bearing deposits during 2005. While these deposits are noninterest bearing, they are not cost free funds. Customer service expenses, primarily costs related to external accounting and data processing services provided to title and escrow company depositors are incurred by us to the extent that such depositors maintain certain average noninterest bearing deposits. Customer service expense is classified as other operating expense. If customer service expenses related to escrow customers had been classified as interest expense, our reported net interest income for 2006 and 2005 would have been reduced by $326,000 and $370,000, respectively, and the net interest margin for 2006 and 2005 would have decreased 7 basis points and 10 basis points, respectively. Similarly, this would create identical reductions in other operating expense. The expense associated with these deposits increased in 2006 from 2005 due to a greater allowance for customer services provided for these depositors.

Provision/Benefit for Credit Losses

During 2006, we recorded a provision for credit losses of $248,000 following our valuation assessment of the allowance for loan and lease losses and the reserve for contingent losses on unfunded commitments. The provision was largely due to the growth in the loan portfolio during the year. In 2005, a benefit for credit losses of $84,000 was recorded. Impacting the allowance in 2005, among other items, was a significant recovery of a loan previously charged off partially offset by relatively strong growth in loans receivable and unfunded loan commitments. A provision for credit losses of $220,000 was recorded in 2004. In 2006, net charge offs of loans were $38,000. In 2005 and 2004, net recoveries were $1.2 million and $73,000, respectively.

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

Other Operating Income

Other operating income was $1.8 million, $1.1 million and $2.4 million in 2006, 2005 and 2004, respectively. The increase in 2006 was primarily due to (i) a nonrecurring $705,000 litigation settlement related to an insurance claim on collateral securing a loan, and (ii) a $128,000 decline in trading losses on non-hedge derivatives. The decline in 2005 was due to (i) a $395,000 trading loss on economic derivatives compared to a $229,000 trading gain for 2004, (ii) a $250,000 decline in net settlement payments from an interest rate swap not designated as a hedge, and (iii) $592,000 lower deposit account fees resulting from greater allowances for compensating balances and changes in deposit fee structures. In 2004, there was a net loss of $197,000 on sales of securities available-for-sale.

Other Operating Expenses

Other operating expense increased $652,000, or 4.5%, in 2006 compared to 2005. Salaries and related benefits increased $1.3 million to $9.0 million primarily due to (i) a $395,000 charge for stock options following our implementation of SFAS 123R, (ii) larger management bonuses, and (iii) increased commissions paid to business development officer for loan and deposit production. Legal fees declined $414,000 reflecting a lower level of problem credits. Computer data processing declined $135,000 during 2006 due to lower fees negotiated in the renewal of the contract with the service provider.

During 2005, other operating expenses increased $348,000 to $14.4 million in 2005, compared to $14.0 million during 2004. Salaries and related benefits increased $280,000 to $7.8 million, primarily due to the addition of business development staff during the year, as well as larger management bonuses and increased business development commissions. Net occupancy expense decreased $130,000 to $1.0 million primarily due to the relocation of our administrative offices and the Century City banking office. Other professional services increased $273,000, or 32.0%, largely due to increased audit and tax expense as well as professional services for credit workouts. Other expenses decreased $150,000 largely due to a $250,000 reserve established during 2004 in a dispute over our lien on the collateral for a loan as well as several unrelated and nonrecurring operating losses. The collateral dispute was resolved during 2005 and we recovered these expenses, and other damages, in a litigation settlement with the insurance company in 2006. The recovery was recorded as other income.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all or some portion will not be realized. Deferred income tax expense (benefit) represents the net change in the deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense for the year.

At December 31, 2006, our deferred tax asset totaled $1.7 million, respectively, with no recorded valuation allowance. Our federal net operating loss carryforwards (Federal NOLs) and alternative minimum tax (AMT) credits were fully utilized during 2006. At December 31, 2005, we had Federal NOLs of $5.0 million and AMT credit carryforward of $544,000.

An income tax provision of $4.2 million was recorded in 2006 compared to $3.2 million for 2005 and $1.7 million for 2004.

Accumulated Other Comprehensive Income or Loss

Accumulated other comprehensive income or loss is comprised of the unrealized gain or loss on available-for-sale securities and the unrealized gain or loss on our derivative financial instruments designated as cash flow hedges, net of taxes. At December 31, 2006, 2005 and 2004, the accumulated other comprehensive loss related to the net unrealized loss on available-for-sale securities was $376,000 $392,000 and $39,000, respectively. The derivatives designated as cash flow hedges had an accumulated other comprehensive loss of $784,000 and $762,000 at December 31, 2006 and 2005, respectively, compared to accumulated other comprehensive income of $314,000 at December 31, 2004.

FINANCIAL CONDITION

Regulatory Capital

The following table sets forth (i) the minimum regulatory capital requirements for National Mercantile and the Banks; (ii) the capital requirements for the Banks to be “well capitalized” under the prompt corrective action rules; and (iii) the regulatory capital ratios of National Mercantile and the Banks as of the dates indicated in 2006 and 2005.

Table 5

Regulatory Capital Information of the National Mercantile and Banks

	Minimum For Capital Adequacy Purposes	Well Capitalized Standards	December 31,
			2006	2005
National Mercantile Bancorp:
Tier 1 capital to average assets	4.00%	N/A	12.24%	10.74%
Tier 1 capital to risk weighted assets	4.00%	N/A	13.63%	11.98%
Total capital to risk weighted assets	8.00%	N/A	14.88%	13.72%

Mercantile National Bank:
Tier 1 capital to average assets	4.00%	5.00%	9.34%	10.49%
Tier 1 capital to risk weighted assets	4.00%	6.00%	12.12%	13.59%
Total capital to risk weighted assets	8.00%	10.00%	13.34%	14.84%

South Bay Bank, NA:
Tier 1 capital to average assets	4.00%	5.00%	9.83%	9.04%
Tier 1 capital to risk weighted assets	4.00%	6.00%	10.37%	9.00%
Total capital to risk weighted assets	8.00%	10.00%	11.58%	10.22%

National Mercantile’s Tier I capital, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $56.8 million and $46.5 million at December 31, 2006 and 2005, respectively. National Mercantile’s Tier 1 capital increased in 2006 as a result of net income, exercised stock options and a reduction of the portion of deferred tax asset disallowed for regulatory capital purposes. Federal Reserve capital rules allow trust preferred securities to represent up to 25% of Tier 1 capital with the balance treated as Tier 2 capital for the Total risk-based Capital ratio. At December 31, 2006 and 2005, Trust Preferred Securities represented $15.0 million and $13.1 million, respectively, of National Mercantile’s Tier 1 capital. Disallowed against National Mercantile’s Tier 1 capital is $3.2 million of goodwill recorded in the acquisition of South Bay, $1.2 million of other intangible assets.

Mercantile’s Tier 1 capital was $25.7 million and $24.8 million at December 31, 2006 and 2005, respectively. The increase in Tier 1 capital during 2006 was due to net income and the decrease of the portion of deferred tax asset disallowed for regulatory capital purposes offset by a $3.5 million surplus capital distribution to National Mercantile.

South Bay’s Tier 1 capital at December 31, 2006 was $22.8 million compared to $18.7 million at December 31, 2005. The increase is due to net income in 2006 and a $2.0 million capital contribution from National Mercantile.

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

Our deposit base provides the majority of our funding requirements. Deposits, a relatively stable and low-cost source of funds has, along with shareholders’ equity, provided 86.1% and 92.7 % of funding for average total assets during 2006 and 2005, respectively. The other borrowings, specifically Federal Home Loan Bank (“FHLB”) advances, which averaged $14.0 million during 2006 compared to $12.2 million during 2005, and federal funds purchased and securities sold under agreements to repurchase, which averaged $33.1 million in 2006 and zero in 2005, comprise the balance of the liability funding. The other borrowings during 2006 and 2005 were used to fund higher yielding loans and securities.

Also, federal funds sold and securities purchased under resale agreements that may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $1.6 million during 2006 and 2005.

The portfolio of available-for-sale securities is an additional source of liquidity, which averaged $96.1 million during 2006 compared to $51.6 million in 2005. Except for a relatively small amount of securities pledged to collateralize public funds, deposits of bankruptcy estates and our swaps, our securities are pledged to collateralize securities sold under agreements to repurchase and to the FHLB to secure immediately available borrowings. At December 31, 2006, $46.7 million of securities were pledged to the FHLB and an additional $34.5 million borrowing capacity remained. There were no unpledged investment securities at December 31, 2006. Maturing loans also provide liquidity, of which $169.8 million of the Banks’ loans are scheduled to mature in 2007.

Net cash provided by operating activities totaled $9.2 million in 2006 compared to $7.9 million and $5.5 million in 2005 and 2004, respectively. The primary source of funds is net income from operations adjusted for utilization of deferred tax assets, the provision for credit losses, depreciation and amortization, stock-based compensation cost and other non-cash items. Net cash used in investing activities totaled $57.2 million in 2006 compared to $61.4 million and $61.0 million in 2005 and 2004, respectively. The cash used in investing activities was primarily purchases of securities available-for-sale and loan originations, net of loan paydowns and payoffs. Net cash provided by financing activities was $45.2 million in 2006 compared to $52.9 million in 2005 and $33.2 million in 2004. The net cash provided in 2006 resulted primarily from an increase in Repurchase Agreements and increases in demand deposits, money market and savings accounts partially offset be a decrease in other borrowings and time certificates of deposit.

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

Interest rate sensitivities are monitored through the use of simulation modeling techniques that apply alternative interest rate scenarios to periodic forecasts of future business activity and estimate the related impact on net interest income. The use of simulation modeling assists management in its continuing efforts to achieve earnings growth in varying interest environments. Table 6 shows the change in net interest income for two years given a 200 basis point decrease and increase in interest rates based upon our interest rate simulation model developed in the fourth quarter 2006:

Table 6

Net Interest Income at Risk Modeling

	Interest rate scenario
	200 Basis Point Decrease			Base	200 Basis Point Increase
	Amount	Change from Base Amount	Percent	Amount	Amount	Change from Base Amount	Percent
Change in net interest income:
Months one through twelve	$23,174	$156	0.68%	$23,018	$22,758	$(260)	-1.13%
Months thirteen through twenty-four	22,877	(348)	-1.50%	23,225	23,019	(206)	-0.89%

Total for twenty-four months	$46,051	$(192)	-0.42%	$46,243	$45,777	$(466)	-1.01%

The model results reflect a net interest income relatively neutral to movements in interest rates within a 24-month time horizon. Beyond this horizon, our model reflects significant asset sensitivity due to the expiration of certain derivative instruments and the aging of other strategies that we have implemented to hedge our exposures to rate movement. Key assumptions in the model include anticipated prepayments on mortgage-related instruments, contractual cash flow and maturities of all financial instruments, anticipated future business activity, deposit rate sensitivity and changes in market conditions. These assumptions are inherently uncertain and, as a result, these models cannot precisely estimate the impact that higher or lower rate environments will have on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies.

Investment Securities

We invest in investment securities consisting primarily of U.S. agency securities and mortgage-related securities to: (i) generate interest income pending the ability to deploy those funds in loans meeting our lending strategies; (ii) increase net interest income where the rates earned on such investments exceed the related cost of funds, consistent with the management of interest rate risk; and (iii) provide sufficient liquidity in order to maintain cash flow adequate to fund our operations and meet obligations and other commitments on a timely and cost efficient basis. During 2006 and 2005, we held no tax-exempt securities.

We generally classify our investment securities as available-for-sale except for investment securities we have the ability and the positive intent to hold to maturity which are classified as held-to-maturity securities.

Table 7 provides certain information regarding our investment securities.

Table 7

Estimated Fair Values of and Unrealized Gains and Losses on Investment Securities

	December 31, 2006
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$4	$595
GNMA-issued/guaranteed mortgage pass through certificates	74	—	—	74
Other U.S. government and federal agency securities	8,985	2	65	8,922
FHLMC/FNMA-issued mortgage pass through certificates	57,993	108	607	57,494
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	6,417	41	8	6,450
Privately issued corporate bonds, CMO and REMIC securities	28,991	153	252	28,892

	$103,059	$304	$936	$102,427

FRB and other stocks	$3,962	$—	$—	$3,962

	December 31, 2006
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$1,987	$—	$40	$1,947

	$1,987	$—	$40	$1,947

	December 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$—	$599
GNMA-issued/guaranteed mortgage pass through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Mortgage mutual funds	—	—	—	—
Privately issued corporate bonds, CMO and REMIC securities	17,290	3	217	17,076

	$72,428	$65	$735	$71,758

FRB and other stocks	$3,809	$—	$—	$3,809

	December 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$2,612	$—	$40	$2,572

	$2,612	$—	$40	$2,572

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$696	$—	$2	$694
GNMA-issued/guaranteed mortgage pass through certificates	164	7	—	171
Other U.S. government and federal agency securities	23,958	—	128	23,830
FHLMC/FNMA-issued mortgage pass through certificates	9,288	76	1	9,363
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	38	—	—	38
Privately issued corporate bonds, CMO and REMIC securities	2,876	1	19	2,858

	$37,020	$84	$150	$36,954

FRB and other stocks	$3,076	$—	$—	$3,076

	December 31, 2004
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass through certificates	$3,507	$40	$—	$3,547

	$3,507	$40	$—	$3,547

At December 31, 2006, we held no securities from any issuer other than by U.S. government agencies and corporations in which the aggregate book value exceeded 10% of our shareholders’ equity.

Table 8 sets forth information concerning the contractual maturity of and weighted average yield of our investment securities at December 31, 2006.

Table 8

Maturities of and Weighted Average Yields on Investment Securities

	Within one year		After one but within five years		After five but within ten years		After ten years		Total	Weighted Average Yield
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$595	4.32%	$—	—	$—	—	$—	—	$595	4.32%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	74	5.70%	74	5.70%
Other U.S. government and federal agencies	3,499	4.54%	5,423	4.44%	—	—	—	—	8,922	4.48%
FHLMC/FNMA-issued mortgage pass-through certificates	78	5.36%	59	5.97%	5,503	5.11%	51,854	5.38%	57,494	5.35%
CMO’s and REMIC’s issued by
U.S. government-sponsored agencies	—	—	1	6.56%	—	—	6,449	5.57%	6,450	5.57%
Mortgage mutual funds	—	—	—	—	—	—	—	—	—	—
Privately issued corporate bonds,
CMO’s and REMIC’s securities	—	—	—	—	—	—	28,892	5.55%	28,892	5.55%

	$4,172	4.52%	$5,483	4.46%	$5,503	—	$87,269	5.45%	$102,427	5.34%

Amortized cost	$4,189		$5,534		$5,542		$87,794		$103,059

Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$—	—	$—	—	$1,987	4.37%	$—	—	$1,987	4.37%

	$—	—	$—	—	$1,987	4.37%	$—	—	$1,987	4.37%

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

Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial loans — secured and unsecured	$105,862	29%	$89,474	26%
Real estate loans:
Secured by commercial real properties	141,741	39%	121,641	36%
Secured by one to four family residential properties	8,790	2%	10,498	3%
Secured by multifamily residential properties	17,602	5%	18,663	6%

Total real estate loans	168,133	46%	150,802	44%
Construction and land development	83,188	23%	92,077	27%
Consumer installment, home equity and unsecured loans to individuals	9,640	3%	7,239	2%

Total loans outstanding	366,823	100%	339,592	100%

Deferred net loan origination fees and purchased loan discount	(1,105)		(1,034)

Loans receivable, net	$365,718		$338,558

Our lending officers have limited authority to originate loans and require approvals from our more senior credit officers or our loan approval committee for loans over $150,000. The Banks may not make any loan, with certain limited exceptions, in excess of their loan to one borrower limit under applicable regulations ($4.1 million for Mercantile and $3.9 million for South Bay at December 31, 2006). If a Bank’s borrower requests a loan in excess of these amounts we may originate the loan with the participation of the other Bank or other lenders. At December 31, 2006 we had $12.4 million in loans originated and serviced by other banks in which we purchased a non-recourse participation. These participation loans had $14.2 million of unfunded commitments as of December 31, 2006. We generally purchase participations in loans from other banks in which we have a reciprocal alliance to purchase loan participations from us. We have not taken a subordinate credit position on any loan participations purchased or sold. The bank originating the loan services the loan, typically without compensation.

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

Loan Rate Composition and Maturities

Of our total loans outstanding, excluding loans on nonaccrual, 55.6% and 73.7% had adjustable rates at December 31, 2006 and 2005, respectively. Adjustable rate loans generally have interest rates tied to the prime rate and adjust with changes in the rate on a daily, monthly or quarterly basis.

Of our total loans outstanding, excluding nonaccrual loans, at December 31, 2006, 46.2% were due in one year or less, 37.0% were due in 1-5 years and 16.8% were due after 5 years. As is customary in the banking industry, loans can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which its borrowers will renew their loans, Table 11 is based on contractual maturities.

Table 11

Loan Maturities

	December 31, 2006
	Interest rates are floating or adjustable	Interest rates are fixed or predetermined	Total
	(Dollars in thousands)
Aggregate maturities of total loans outstanding:
Commercial loans —
In one year or less	$45,538	$16,195	$61,733
After one year but within five years	15,149	23,153	38,302
After five years	2,727	3,100	5,827
Real estate loans —
In one year or less	22,948	4,595	27,543
After one year but within five years	33,582	54,602	88,184
After five years	6,410	45,996	52,406
Construction and land development loans —
In one year or less	73,449	1,020	74,469
After one year but within five years	487	4,943	5,430
After five years	—	3,289	3,289
Consumer installment, home equity lines of credit and unsecured loans to individuals —
In one year or less	210	5,378	5,588
After one year but within five years	2,387	1,665	4,052
After five years	—	—	—

Total loans outstanding (1)	$202,887	$163,936	$366,823

(1)	Excluding nonaccrual loans

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

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. We had outstanding loan commitments aggregating $129.8 million at December 31, 2006, substantially all of which were for construction loans and commercial lines of credit.

Standby letters of credit are conditional commitments issued by us to secure the financial performance of a customer to a third party and are primarily issued to support private borrowing arrangements. The credit risk involved in issuing a letter of credit for a customer is essentially the same as that involved in extending a loan to that customer. We use the same credit underwriting policies in accepting such contingent obligations as we do for loans. When deemed necessary, we hold appropriate collateral supporting those commitments. The nature of collateral obtained varies and may include deposits held in financial institutions and real properties. At December 31, 2006 letters of credit amounted to $1.2 million. Many of these commitments are expected to expire without being drawn upon and, as such, the total commitment amounts do not necessarily represent future cash requirements.

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

Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned and other property owned. Nonperforming loans are (i) loans which have been placed on nonaccrual status, (ii) troubled debt restructurings (“TDR’s”), or (iii) loans which are contractually past due ninety days or more with respect to principal or interest, and have not been restructured or placed on nonaccrual status, and are accruing interest as described below. Other real estate owned consists of real properties securing loans of which we have taken title in partial or complete satisfaction of the loan. Other property owned consists of assets, other than real property, that we have foreclosed in satisfaction of a loan. We had no loans that cause management to have serious doubts about the ability of the borrower to comply with the present loan repayment terms and we had no other interest earning assets that were considered other-than-temporarily impaired at December 31, 2006. Information about nonperforming assets is presented in Table 12.

Table 12

Nonperforming Assets

	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$—	$319
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	—
Nonperforming loans	—	319

Other real estate and property owned	303	1,056
Total nonperforming assets	$303	$1,375

Allowance for loan and lease losses as a percent of nonaccrual loans	N/A	1400.6%
Allowance for loan and lease losses as a percent of nonperforming loans	N/A	1400.6%
Total nonperforming assets as a percent of loans receivable	0.1%	0.4%
Total nonperforming assets as a percent of total shareholders’ equity	0.7%	3.6%

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

There were no nonaccrual loans at December 31, 2006 compared to $319,000 at December 31, 2005. The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status, was $28,000, $11,000 and $12,000 for 2006, 2005 and 2004, respectively. Interest payments received on nonaccrual loans are applied to principal unless there is no doubt as to ultimate full repayment of principal, in which case, the interest payment is recognized as interest income. Interest income not recognized on nonaccrual loans reduced the net yield on earning assets by 1 basis point for 2006, and zero basis points in 2005 and 2004.

Troubled Debt Restructurings. A TDR is a loan for which we have, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower we would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2006 and 2005 and for the years then ended we had no TDRs and accordingly, no interest income was recorded in 2006 and 2005 on TDRs.

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

We had no loans contractually past due 90 days and still accruing interest at December 31, 2006 and 2005.

Other Real Estate and Property Owned. Other real estate and property owned is real estate and personal property that we have taken through foreclosure, or otherwise, in satisfaction of loans receivable. We carry other real estate and property owned at the lesser of our recorded investment or the fair value less estimated costs to sell. We periodically revalue other real estate and property owned and charge other expenses for any further write-downs. At December 31, 2006 we had $303,000. We had $1.1 million recorded as other real estate and property owned at December 31, 2005. The property was sold in February of 2006 and we recognized a $48,000 gain.

Impaired Loans. Due to the size and nature of our loan portfolio, impaired loans are determined by a periodic evaluation on an individual loan basis. At December 31, 2006 and 2005, and for the years then ended, none of our loans were impaired.

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

Table 13

Allocation of Allowance For Loan and Lease Losses

	December 31,
	2006	%(1)	2005	%(1)	2004	%(1)	2003	%(1)	2002	%(1)
	(Dollars in thousands)
Commercial loans — secured and unsecured	$1,384	29%	$1,177	26%	$1,097	31%	$1,068	29%	$1,528	31%
Real estate loans:
Secured by commercial real properties	1,545	33	1,600	36	1,516	43	1,843	51	2,129	44
Secured by one to four family residential properties	132	3	138	3	105	3	114	3	192	4
Secured by multifamily residential properties	265	6	246	5	204	6	182	5	224	5

Total real estate loans	1,942	41	1,984	44	1,825	52	2,139	59	2,545	53
Construction and land development	1,252	26	1,211	27	561	16	379	11	674	14
Consumer installment, home equity lines of credit and unsecured loans to individuals	162	3	95	2	28	1	49	1	99	2

Allowance allocable to loans receivable	$4,740	100%	$4,468	100%	$3,511	100%	$3,635	100%	$4,846	100%

(1)	Percentage of loans in each category to total loans.

The allowance for loan and lease losses for classified loans graded as “criticized” by our internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that we periodically evaluate. The allowance for unsecured classified loans is based upon the severity of the credit weakness based upon an analysis of our historical loan loss experience over a 10 year period. The volume of more severely classified loans — “substandard” and “doubtful” — was $1.8 million, $3.5 million and $8.8 million at December 31, 2006, 2005 and 2004, respectively.

Table 14 presents an analysis of changes in the allowance for loan and lease losses during the periods indicated:

Table 14

Analysis of Changes in Allowance for Loan and Lease Losses

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of period	$4,468	$3,511	$3,635	$4,846	$6,542
Loan charged off:
Commercial loans — secured and unsecured	26	6	49	2,697	3,849
Real estate loans:
Secured by commercial real properties	—	—	—	75	44
Secured by one to four family residential properties	—	—	—	38	—
Secured by multifamily residential properties	—	—	—	—	—

Total real estate loans	—	—	—	113	44
Construction and land development	—	—	—	—	31
Consumer installment, home equity and unsecured loans to individuals	29	4	8	41	138

Total loan charge-offs	55	10	57	2,851	4,062

Recoveries of loans previously charged off:
Commercial loans — secured and unsecured	7	1,214	94	291	189
Real estate loans:
Secured by commercial real properties	—	—	6	13	—
Secured by one to four family residential properties	—	—	—	1	—
Secured by multifamily residential properties	—	—	—	—	—

Total real estate loans	—	—	6	14	—
Construction and land development	—	—	—	—	191
Consumer installment, home equity and unsecured loans to individuals	10	2	30	70	61

Total recoveries of loans previously charged off	17	1,216	130	375	441

Net (recoveries) charge-offs	38	(1,206)	(73)	2,476	3,621
Provision (benefit) for credit losses	248	(84)	220	1,265	1,925
Allowance for unfunded commitments transferred to other liabilities	62	(165)	(417)	—	—

Balance, end of period	$4,740	$4,468	$3,511	$3,635	$4,846

Net loan (recoveries) charge-offs as a percentage of allowance for loan and lease losses	0.80%	-1.86%	-1.86%	68.12%	74.72%
Net loan (recoveries) charge-offs as a percentage of average gross loans outstanding during the period	0.01%	-0.03%	-0.03%	0.95%	1.42%
Recoveries of loans previously charged off as a percentage of loans charged off in the previous year	170.00%	4.56%	4.56%	9.23%	89.82%

The allowance for loan and lease losses at December 31, 2006 was $4.7 million compared to $4.5 million at December 31, 2005. The allowance was affected by provisions for credit losses of $248,000, reflecting growth in the loan portfolio, a $62,000 transfer from the allowance for unfunded commitments, partially offset by net loans charged off of $38,000.

The allowance for loan and lease losses increased in 2005 primarily due to (i) the growth in loans receivable during 2005, (ii) expansion of higher risk film production lending, (iii) the increased credit risk to adjustable rate borrowers in a rising interest rate environment, and (iv) an increase in the average size of individual loans in our portfolio. There was a negative provision of $84,000 to the allowance for loan and lease losses credited to earnings in 2005; based upon our valuation assessment we recorded a benefit for credit losses. Factors influencing our judgments regarding provisions for credit losses included: 2004 — growth in loans receivable and unfunded commitments; 2003, 2002, and 2001— the level of problem credits and charge offs.

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

Table 15

Average Deposit Composition

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest-bearing demand deposits:
Other noninterest-bearing demand	$114,701	30%	$124,789	37%	$124,699	39%
Interest-bearing demand	30,737	8%	32,497	10%	31,484	10%
Money market and savings	124,319	33%	103,648	31%	107,981	34%
Time certificates of deposit:
Other:
$100,000 or more	83,993	21%	51,995	15%	27,179	9%
Under $100,000	23,708	6%	26,031	8%	27,345	9%

Total time certificates of deposit	107,701	29%	78,026	23%	54,524	17%

Total deposits	$377,458	100%	$338,960	100%	$318,688	100%

We use Brokered CDs, which are classified as time certificates of deposits $100,000 and over, to supplement our liquidity and achieve other asset liability management objectives (see the discussion under Net Interest Income). Brokered deposits are wholesale certificates of deposit placed by rate sensitive customers that do not have any other significant relationship with us. Professionals operating under established investment criteria manage most wholesale funds and the brokered deposits are typically in amounts that exceed the FDIC deposit insurance limit. As a result, these funds are generally very sensitive to credit risk and interest rates, and pose greater liquidity risk to a bank. They may refuse to renew the certificates of deposit at maturity if higher rates are available elsewhere or if they perceive that creditworthiness is deteriorating. At December 31, 2006 we had total brokered deposits of $50.0 million all of which had maturities within 12 months.

The Federal Reserve Bank increased the target fed funds rate seventeen times beginning in the second half of 2004 and market short term interest rates likewise increased. In order to improve net interest margins, we increased the rates paid on our nonmaturity deposits relatively little. Other financial institutions have increased the rates paid on their deposits more rapidly. While our customers are typically less rate sensitive due to the business relationships with us, it is difficult to grow deposits without offering very competitive rates. Consequently, we increased Brokered CDs and began offering very competitive rates on certain certificates of deposit targeted to new customers in order to fund our asset growth and any deposit runoff. While these sources of funds are relatively high costing deposits, the higher rates impact only the incremental deposits acquired through these means.

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

Table 16

Maturities of Time Certificates of Deposit $100,000 or more

	December 31,
	2006	2005
	(Dollars in thousands)
Time certificates of deposit maturing:
In three months or less	$46,819	$45,027
After three months but within six months	5,122	14,459
After six months but within twelve months	23,218	24,377
After twelve months	4,921	3,605

Total time certificates of deposit $100,000 or more	$80,080	$87,468

Deposit Concentrations

At December 31, 2006 a single depositor represented $7.5 million, or 2.0%, of our total deposits. Our ten largest depositors represented $47.1 million, or 12.4%, of our total deposits. We maintain contingent sources of liquidity to buffer changes in our deposit balances.

Borrowed Funds

Borrowed funds and related weighted average rates are summarized below in Table 17.

Table 17

Borrowed Funds

	2006				2005				2004
	Year-end		Average		Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$45,000	5.40%	$33,108	5.46%	$—	—	$—	—	$—	—	$113	0.88%
Other borrowings	10,300	5.25%	13,991	5.00%	28,337	4.10%	12,186	3.38%	28,337	4.10%	12,186	3.38%

At December 31, 2006, federal funds purchased and securities sold under repurchase agreements (“Repurchase Agreements”) were $45.0 million. We had no Repurchase Agreements during 2005. During 2006, we utilized Repurchase Agreements to achieve certain asset liability management objectives. The Repurchase Agreements have original maturities of two- to three-years with adjustable interest rates indexed to 3-month LIBOR. Additionally, the Repurchase Agreements contain embedded floors at varying strike rates that result in a more rapid decline in cost in a declining interest rate environment and upon the index rate declining below the strike rates. The embedded floors are clearly and closely related to the host contract and accordingly not bifurcated and accounted for separately. At December 31, 2006, we had $10.3 million of borrowed funds; all were overnight borrowings and the balances scheduled to mature during 2007.

The maximum amount of securities sold with agreements to repurchase at any month end during 2006 was $45.0 million and during 2005 and 2004 was zero. The maximum amount of other borrowings at any month end was $27.4 million, $28.3 million and $31.9 million during 2006, 2005 and 2004, respectively.

Junior Subordinated Debentures/Trust Preferred Securities

At December 31, 2006, National Mercantile had outstanding $15.5 million aggregate principal amount of 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“2031 Junior Subordinated Debentures”). On January 25, 2007, we redeemed all of the 2031 Junior Subordinated Debentures at a price of 107.6875% through the issuance of new debt securities.

On January 24, 2007, National Mercantile Bancorp and its newly formed subsidiary, First California Capital Trust I (“Trust”), a Delaware statutory trust, issued $16.0 million of the Trust’s capital securities, liquidation amount $1,000 per capital security. The capital securities represent undivided beneficial interests in the Trust’s assets, which consist primarily of National Mercantile Bancorp’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures described below. The Trust’s capital securities mature on March 15, 2037, and are redeemable, at par, at National Mercantile Bancorp’s option at any time on or after March 15, 2012.

The holders of the Trust’s capital securities are entitled to quarterly distributions at a fixed annual rate of 6.80% for the first five years, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate, plus 1.60% per annum, of the liquidation amount of $1,000 per capital security, subject to National Mercantile Bancorp’s right to defer interest payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures as described below.

National Mercantile Bancorp, itself, purchased $495,000 of the Trust’s common securities, liquidation amount $1,000 per common security. The terms and provisions of the Trust’s capital securities and common securities are set forth in the Trust’s Amended and Restated Declaration of Trust, dated January 25, 2007, under which Wilmington Trust Company serves as institutional trustee.

In connection with the Trust’s sale of the capital securities, National Mercantile Bancorp entered into a Guarantee Agreement pursuant to which it guaranteed, on a subordinated basis, all distributions and payments under the Trust’s capital securities upon liquidation, redemption, or otherwise, but only to the extent the Trust fails to pay such distributions from payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures it holds from National Mercantile Bancorp.

The Trust used the proceeds from the sale of its capital securities and its common securities to purchase from National Mercantile Bancorp $16.5 million aggregate principal amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037. The Debentures bear interest at the same rates as the Trust’s capital securities. So long as no “event of default” (as defined in the Indenture relating to the Debentures) has occurred, National Mercantile Bancorp will have the right to defer the payment of interest on the Debentures for up to 20 consecutive quarterly periods, except that no extension period may extend beyond the maturity of the Debentures. During any deferral period, National Mercantile Bancorp may not pay dividends or make certain other distributions or payments as provided in the Indenture. The Debentures mature on March 15, 2037, and are redeemable at par, at National Mercantile Bancorp’s option, at any time on or after March 15, 2012. Upon any redemption by National Mercantile Bancorp of the Debentures, the Trust must redeem a like amount of its capital securities.

Payments under the Debentures are subordinated and junior in right of payment to the prior payment of all other indebtedness of National Mercantile Bancorp that, by its terms, is not similarly subordinated.

The Debentures may be declared immediately due and payable at the election of the trustee under the Indenture or the holders of 25% of aggregate principal amount of the Trust’s outstanding capital securities if National Mercantile Bancorp defaults in the payment of interest (subject to its right to defer interest payments as described above) or principal under the Debentures and upon the occurrence of other events of defaults described in the Indenture.

National Mercantile Bancorp used the net proceeds from the trust preferred transactions described above to redeem all $15.5 million principal amount of its previously outstanding 2031 Junior Subordinated Debentures. The redemption price was 107.6875% of the principal amount of these Debentures, plus accrued interest, or a total of $17.3 million.

As a result of these transactions, the Company incurred a one-time charge during the first quarter of 2007 for financial statement purposes of approximately $1.6 million. The one-time charge reflects the accrual for the redemption premium and the impairment of the unamortized Debenture issuance costs.

Off-Balance Sheet Arrangements

Guarantees

National Mercantile has unconditionally guaranteed the Trust Preferred Securities issued by the Trust (see Junior Subordinated Debentures/Trust Preferred Securities above).

Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2006.

Table 18

Contractual Obligations

	Payments Due
	Twelve months and less	After one year but within three years	After three years but within five years	After five years	Total
	(Dollars in thousands)
Commitment to fund loans	$129,829	$—	$—	$—	$129,829
Commitments under letters of credit	390	—	—	—	390
Deposits	373,751	6,863	—	—	380,614
Federal funds sold and securities sold under agreements to repurchase	—	45,000	—	—	45,000
Borrowings	10,300	—	—	—	10,300
Junior subordinated deferrable interest debentures	15,464	—	—	—	15,464
Interest expense	4,294	2,526	6	17	6,843
Operating lease obligations	789	1,491	1,065	1,157	4,502
Other liabilities	5,116	—	—	—	5,116

Total	$539,933	$55,880	$1,071	$1,174	$598,058

The obligations are categorized by their contractual due dates. Approximately $35.4 million of the commitments to fund loans relate to real estate construction and are expected to fund within the next 12 months. The balance of the commitments to fund loans is primarily revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Additionally, payments due for deposits reflect the contractual terms with our depositors to withdraw deposits, however, we do not anticipate the withdrawal of these deposits. Total contractual obligations, therefore, do not necessarily represent future cash requirements. We may, at our option, prepay certain borrowings prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Ratios

The following Table 19 sets forth selected financial ratios:

Table 19

Selected Performance Ratios

	For the Year Ended December 31,
	2006	2005	2004
Return on average assets	1.16%	1.10%	0.61%
Return on average shareholders’ equity	13.85%	12.15%	7.02%
Average shareholders’ equity to average assets	8.39%	9.04%	8.68%

Recent Accounting Pronouncements

See Recent Accounting Pronouncements in Note 1-Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

In light of the completion of the Mergers, summarized below are the material risks related to an investment in the common stock of National Mercantile’s successor, First California. You should carefully consider the risks described below in addition to the other information set forth herein. Unless otherwise specified, references to “we,” “our” and “us” in this subsection mean First California and its consolidated subsidiaries prior the Mergers and National Mercantile and FCB and their respective consolidated subsidiaries before the Mergers.

Risks Related to the Banking Business

Our growth presents certain risks, including a decline in credit quality or capital adequacy.

The asset growth of recent years experienced by National Mercantile may continue at First California following the Mergers, even if not at the same percentage rate experienced in recent years. Such growth presents certain risks. While we believe we have maintained good credit quality notwithstanding such growth, rapid growth is frequently associated with a decline in credit quality. Accordingly, continued asset growth could lead to a decline in credit quality in the future. In addition, continued asset growth could cause a decline in capital adequacy for regulatory purposes, which could in turn cause us to have to raise additional capital in the future to maintain or regain “well capitalized” status as defined under applicable banking regulations.

Our performance and growth are dependent on maintaining a high quality of service for our customers, and will be impaired by a decline in our quality of service.

Our growth will be dependent on maintaining a high quality of service for customers of First California following the Mergers. As a result of the Mergers and the corresponding growth, it may become increasingly difficult to maintain high service quality for our customers. This could cause a decline in our performance and growth with respect to net income, deposits, assets and other benchmarks.

If borrowers and guarantors fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk for First California arises from the possibility that losses will be sustained if our borrowers and guarantors fail to perform in accordance with the terms of their loans and guaranties. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for actual loan losses. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in its current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, it is possible that we will further increase the allowance for loan losses or that regulators will require increases. Either of these occurrences could materially and negatively affect our earnings.

The banking business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We may not be able to minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our combined banking operations primarily in Ventura, Los Angeles and Orange Counties, California. Increased competition in these markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalizations and financial intermediaries not subject to bank regulatory restrictions have larger lending limits than we have and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in their market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions, in particular an economic slowdown in Southern California, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of California and certain local governments in our market area continue to face fiscal challenges upon which the long-term impact on the State’s or the local economy cannot be predicted.

A significant portion of the combined company’s loan portfolio consists of construction loans, which have greater risks than loans secured by completed real properties.

At December 31, 2006, National Mercantile had outstanding construction and land development loans in the amount of $83.3 million, representing 23% of its loan portfolio. In addition, at December 31, 2006, FCB Bancorp had outstanding construction and land development loans in the amount of $48.3 million, representing 14% of its loan portfolio. These types of loans generally have greater risks than loans on completed homes, multifamily properties and commercial properties. A construction loan generally does not cover the full amount of the construction costs, so the borrower must have adequate funds to pay for the balance of the project. Price increases, delays and unanticipated difficulties can materially increase these costs. Further, even if completed, there is no assurance that the borrower will be able to sell the project on a timely or profitable basis, as these are closely related to real estate market conditions, which can fluctuate substantially between the start and completion of the project. If the borrower defaults prior to completion of the project, the value of the project will likely be less than the outstanding loan, and we could be required to complete construction with our own funds to minimize losses on the project.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 83% for National Mercantile and 83% for FCB Bancorp as of December 31, 2006) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Substantially all real property collateral for both companies is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. These proposed laws, rules and regulations, or any other laws, rules or regulations, may be adopted in the future, which could (1) make compliance much more difficult or expensive, (2) restrict our ability to originate, broker or sell loans or accept certain deposits, (3) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (4) otherwise adversely affect our business or prospects for business.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls and uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

Risks Related to Our Common Stock

If First California is unable to integrate the operations of National Mercantile and FCB Bancorp successfully, its business and earnings may be negatively affected.

The Mergers involve the integration of companies that have previously operated independently. Successful integration of National Mercantile’s and FCB Bancorp’s operations will depend primarily on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that we will be able to integrate the operations of the two companies without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings and revenue enhancements are projected to come from various areas identified through the due diligence and integration planning process. The elimination and consolidation of duplicate tasks are projected to result in annual cost savings. If we have difficulties with the integration process, we might not achieve the economic benefits we expect to result from the Mergers, and this may hurt our business and earnings. In addition, First California may experience greater than expected costs or difficulties relating to the integration of the businesses of the two companies, and/or may not realize expected cost savings from the Mergers within the expected time frame.

Certain preferences and rights of preferred stockholders of First California may negatively affect the rights of holders of First California common stock.

First California’s certificate of incorporation authorizes its board of directors to issue up to 2,500,000 shares of preferred stock and to determine the rights, preferences, powers and restrictions granted or imposed upon any series of preferred stock without prior shareholder approval. The preferred stock that may be authorized could have preference over holders of First California common stock with respect to dividends and other distributions upon the liquidation or dissolution of First California. If First California’s board of directors authorizes the issuance of additional series of preferred shares having a voting preference over common stock, such issuances may inhibit or delay the approval of measures supported by holders of common stock that require shareholder approval and consequently may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. Accordingly, such issuance could substantially impede the ability of public stockholders to benefit from a change in control or change of our management and board of directors and, as a result, may adversely affect the market price of our common stock and the stockholders’ ability to realize any potential change of control premium.

Currently, in the event of a voluntary or involuntary liquidation or dissolution, holders of series A convertible perpetual preferred stock of First California are entitled to receive a liquidation preference of $1,000 plus an amount equal to 8.5% per annum of the $1,000, which is deemed to have commenced accrual on December 10, 2001. This amount is payable out of the assets of First California before any distribution to holders of common stock. If the number of preferred shares having a similar liquidation preference increases, the chance that holders of common stock may receive a smaller distribution upon liquidation or dissolution may be higher.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We depend heavily on the services of our President and Chief Executive Officer, C. G. Kum, our Executive Vice President and Chief Financial Officer, Romolo C. Santarosa, our Executive Vice President and Chief Credit Officer, Robert W. Bartlett, our Executive Vice President and Chief Strategy Officer, David R. Brown, and our Executive Vice President and Head of Commercial Banking, Thomas Anthony, and a number of other key management personnel. The loss of any of their services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

We expect only a limited trading market for our common stock, which could lead to significant price volatility.

We expect the trading volumes of the common stock of First California to be modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to significant price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, it is possible that such a market may not continue or that stockholders may not be able to sell their shares.

Item 7.	Financial Statements

The consolidated financial statements required by this Item are included herewith as a separate section of this Report as follows:

1.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

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

Item 8B.	Other Information

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

As a result of the Mergers, National Mercantile has ceased to exist. Accordingly, there are no longer any directors or executive officers of National Mercantile, nor is there a code of ethics or Board committee charters. Information with respect to the executive officers and directors of First California and the code of ethics of First California and its committee charters responsive to this item will appear in the proxy statement First California will deliver to its stockholders in connection with the 2007 Annual Meeting of Stockholders, or the 2007 Proxy Statement, and such information is herein incorporated by reference to such portion of the 2007 Proxy Statement. Additionally, information required with respect to the filings by our former executive officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended, with respect to the fiscal year ended December 31, 2006 responsive to this item will appear in the 2007 Proxy Statement.

Item 10.	Executive Compensation

Information responsive to this item with respect to National Mercantile, including a report of the Compensation Committee of the Board of Directors of its successor, First California, required by this item and other information required in response to this item, will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to such portion of the 2007 Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As a result of the Mergers, National Mercantile has ceased to exist. Accordingly, there are no longer any voting securities of National Mercantile. Information required by this item with respect to the ownership of First California’s outstanding voting securities will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement. Additionally, information required by this item with respect to National Mercantile’s compensation plans including any plans under which its equity securities were issuable during the fiscal year ended December 31, 2006 will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

Item 13.	Exhibits

See Index to Exhibits on page 85 of this Form 10-KSB.

Item 14.	Principal Accountant Fees and Services

The information required by this item will appear in the 2007 Proxy Statement, and such information is herein incorporated by reference to the 2007 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC. (as successor by merger to National Mercantile Bancorp)

Date: April 12, 2007	By:	/s/ C. G. KUM
C. G. Kum Director, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. G. Kum and Romolo Santarosa, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-KSB and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. G. KUM C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	April 12, 2007

/s/ ROMOLO SANTAROSA Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 12, 2007

/s/ RICHARD D. ALDRIDGE Richard D. Aldridge	Director	April 12, 2007

/s/ DONALD E. BENSON Donald E. Benson	Director	April 12, 2007

/s/ JOHN W. BIRCHFIELD John W. Birchfield	Director	April 12, 2007

/s/ JOSEPH N. COHEN Joseph N. Cohen	Director	April 12, 2007

/s/ ROBERT E. GIPSON Robert E. Gipson	Chairman of the Board of Directors	April 12, 2007

Signature	Title	Date

/s/ W. DOUGLAS HILE W. Douglas Hile	Director	April 12, 2007

/s/ ANTOINETTE HUBENETTE, M.D. Antoinette Hubenette, M.D.	Director	April 12, 2007

/s/ SYBLE R. ROBERTS Syble R. Roberts	Director	April 12, 2007

/s/ THOMAS TIGNINO Thomas Tignino	Director	April 12, 2007

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

of National Mercantile Bancorp and Subsidiaries:

We have audited the consolidated balance sheets of National Mercantile Bancorp and Subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mercantile Bancorp and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/    Moss Adams LLP

Los Angeles, California

April 9, 2007

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

except for Note 14

as to which the date is September 28, 2006

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and due from banks-demand	$11,438	$13,507
Due from banks-interest bearing	2,000	2,000
Federal funds sold	—	685

Cash and cash equivalents	13,438	16,192
Securities available-for-sale, at fair value; aggregate amortized cost of $103,059 and $72,428 at December 31, 2006 and 2005, respectively	102,427	71,758
Securities held-to-maturity, at amortized cost; aggregate fair value of $1,947 and $2,572 at December 31, 2006 and 2005, respectively	1,987	2,612
Federal Reserve Bank and other stock	3,962	3,809
Loans receivable	365,718	338,558
Allowance for loan and lease losses	(4,740)	(4,468)

Net loans receivable	360,978	334,090
Premises and equipment, net	5,725	5,861
Other real estate and property owned	303	1,056
Deferred tax asset, net	1,663	4,322
Goodwill	3,225	3,225
Intangible assets, net	1,184	1,407
Accrued interest receivable and other assets	6,671	4,128

Total assets	$501,563	$448,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$115,745	$115,924
Interest-bearing demand	26,372	36,018
Money market	118,704	76,334
Savings	22,463	28,208
Time certificates of deposit:
$100,000 or more	80,080	87,468
Under $100,000	17,250	19,256

Total deposits	380,614	363,208
Federal funds purchased and securities sold under agreements to repurchase	45,000	—
Other borrowings	10,300	28,337
Junior subordinated deferrable interest debentures	15,464	15,464
Accrued interest payable and other liabilities	5,116	3,288

Total liabilities	456,494	410,297

Shareholders’ equity:
Preferred stock, no par value — authorized 1,000,000 shares: Series B non-cumulative convertible perpetual preferred stock; authorized 1,000 shares; outstanding 1,000 shares	1,000	1,000
Common stock, no par value; authorized 10,000,000 shares; 5,650,147 and 5,503,780 shares outstanding at December 31, 2006 and 2005, respectively	46,967	45,697
Accumulated deficit	(1,738)	(7,380)
Accumulated other comprehensive loss	(1,160)	(1,154)

Total shareholders’ equity	45,069	38,163

Total liabilities and shareholders’ equity	$501,563	$448,460

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$30,100	$24,039	$17,915
Securities	5,183	2,075	1,388
Due from banks	131	101	56
Federal funds sold and securities purchased under agreements to resell	86	50	95

Total interest income	35,500	26,265	19,454
Interest expense:
Interest-bearing demand	221	158	80
Money market and savings	3,439	1,342	749
Time certificates of deposit:
$100,000 or more	3,600	1,365	403
Under $100,000	838	620	473

Total interest expense on deposits	8,098	3,485	1,705
Federal funds purchased and securities sold under agreements to repurchase	1,808	—	1
Junior subordinated deferrable interest debentures	1,546	1,585	1,585
Other borrowings	700	412	332

Total interest expense	12,152	5,482	3,623

Net interest income before provision for credit losses	23,348	20,783	15,831
Provision (benefit) for credit losses	248	(84)	220

Net interest income after provision (benefit) for credit losses	23,100	20,867	15,611
Other operating income:
Net loss on sale of securities available-for-sale	—	—	(197)
Trading gains (losses) on non-hedge derivatives	(267)	(395)	229
Net settlement on interest rate swap	925	347	619
International services	71	52	59
Investment division	36	54	53
Deposit-related and other customer services	979	1,060	1,652
Gain on sale of OREO	48	—	—

Total other operating income	1,792	1,118	2,415
Other operating expenses:
Salaries and related benefits	9,040	7,788	7,508
Net occupancy	1,040	997	1,127
Furniture and equipment	545	506	485
Printing and communications	549	537	546
Insurance and regulatory assessments	340	421	433
Client services	645	666	590
Computer data processing	747	882	965
Legal services	126	540	464
Other professional services	1,078	1,127	854
Amortization of core deposit intangible	223	223	223
Promotion and other expenses	695	689	833

Total other operating expenses	15,028	14,376	14,028

Income before income tax provision	9,864	7,609	3,998
Income tax provision	4,222	3,159	1,678

Net income	$5,642	$4,450	$2,320

Earnings per share:
Basic	$1.02	$0.96	$0.64

Diluted	$0.94	$0.75	$0.41

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount
	(Dollars in thousands, except share data)
Balance at December 31, 2003	729,585	$5,959	1,000	$1,000	3,465,349	$38,602	$(14,150)	$71	$31,482
Preferred stock converted into common stock on a 2:1 basis	(63,312)	(517)			158,280	517			—
Stock options exercised					69,031	372			372
Comprehensive income:
Unrealized holding gain during the period, net								203	203
Net income							2,320		2,320

Comprehensive income									2,523

Balance at December 31, 2004	666,273	5,442	1,000	1,000	3,692,660	39,491	(11,830)	274	34,377
Preferred stock converted into common stock on a 2:1 basis	(666,273)	(5,442)			1,665,683	5,442			—
Stock options exercised					145,438	764			764
Comprehensive income:
Unrealized holding loss during the period, net								(1,428)	(1,428)
Net income							4,450		4,450

Comprehensive income									3,022

Balance at December 31, 2005	—	—	1,000	1,000	5,503,780	45,697	(7,380)	(1,154)	38,163
Stock options exercised					146,445	876			876
Share based compensation cost						395			395
Redemption of fractional shares in 5 for 4 stock split					(78)	(1)			(1)
Comprehensive income:
Unrealized holding loss during the period, net								(6)	(6)
Net income							5,642		5,642

Comprehensive income									5,636

Balance at December 31, 2006	—	$—	1,000	$1,000	5,650,147	$46,967	$(1,738)	$(1,160)	$45,069

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,642	$4,450	$2,320
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	483	425	409
Provision (benefit) for credit losses	248	(84)	220
Trading loss (gain) on non-hedge derivatives	267	395	(229)
Loss on sale of securities available for sale	—	—	197
Gain on sale of other real estate owned	(48)	—	—
Stock-based compensation costs	395	—	—
Net amortization of premium (accretion of discount) on securities available-for-sale	(281)	20	250
Net amortization of premium (accretion of discount) on securities held-to-maturity	(96)	29	47
Net amortization of core deposit intangible	223	223	223
Net amortization of premium on loans purchased	96	159	190
Deferred income taxes	2,435	2,047	1,613
Increase in accrued interest receivable and other assets	(2,084)	(947)	(185)
Increase in accrued interest payable and other liabilities	1,889	1,137	329

Net cash provided by operating activities	9,169	7,854	5,384

Cash flows from investing activities:
Purchase of securities available-for-sale	(49,582)	(47,884)	(34,987)
Proceeds from sales of securities available-for-sale	—	—	11,759
Proceeds from repayments and maturities of securities available-for-sale	19,219	12,457	16,517
Proceeds from repayments and maturities of securities held-to-maturity	721	866	1,043
Loan originations and principal collections, net	(27,294)	(25,668)	(53,178)
Proceeds from sale of other real estate owned	1,104	—	—
Payment for termination of nonhedge swap	(835)	—	—
Purchase of Federal Reserve stock and other stocks	(153)	(733)	(1,204)
Expenditures on OREO improvements	—	—	(132)
Purchases of premises and equipment	(347)	(482)	(769)

Net cash used in investing activities	(57,167)	(61,444)	(60,951)

Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	26,800	6,041	6,749
Net increase (decrease) in time certificates of deposit	(9,394)	43,625	8,076
Net increase in securities sold under agreements to repurchase and federal funds purchased	45,000	—	(399)
Net increase (decrease) in other borrowings	(18,037)	2,437	18,400
Net proceeds from exercise of stock options	876	764	372
Redemption of fractional shares in 5-for 4 stock split	(1)	—	—

Net cash provided by financing activities	45,244	52,867	33,198

Net decrease in cash and cash equivalents	(2,754)	(723)	(22,369)
Cash and cash equivalents, January 1	16,192	16,915	39,284

Cash and cash equivalents, December 31	$13,438	$16,192	$16,915

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,072	$4,778	$3,229
Cash paid for income taxes	1,810	1,225	51
Unrealized gain (loss) on securities available-for-sale, net of tax effect	16	(392)	(40)
Unrealized gain (loss) on cash flow hedges, net of tax effect	22	(762)	314
Transfers to OREO and other property owned from loans receivable, net	303	—	1,056

See accompanying notes to consolidated financial statements.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

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

On March 12, 2007, the Company completed the merger and capital stock exchange with and into First California Financial Group, Inc. (“First California”), the Company’s wholly owned subsidiary. As a result of the merger, the separate corporate existence of the Company ceased, and First California succeeded, and assumed all the rights and obligations of the Company. See Note 15 — Subsequent Events.

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

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Real Estate and Property Owned

Other Real Estate and Property Owned is comprised of real estate and personal property acquired in satisfaction of loans and is considered held for sale. Properties acquired by foreclosure or deed in lieu of foreclosure are transferred to other real estate and property owned and are initially recorded at the fair value at the date of transfer of the property. Subsequently, other real estate and property owned is carried at the lower of cost or fair value less costs to sell. The fair value of the other real estate and property owned is based upon a current appraisal. Losses that result from the ongoing periodic valuation of these properties are charged to other operating expenses in the period in which they are identified. Expenses for holding costs are charged to other operating expenses as incurred.

Goodwill and Other Intangible Assets

The Company has goodwill, which represents the excess of purchase price over the fair value of net assets acquired, as a result of a past acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Core deposit intangibles, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions, are amortized using the straight-line method over the projected useful lives of the deposits. Core deposit intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment on goodwill and core deposit intangibles is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Funds Purchased and Securities Sold Under Repurchase Agreements (“Repurchase Agreements”)

The Company borrows federal funds purchased as part of its short-term financing strategy. Federal funds purchased are generally overnight borrowings and mature within one to three business days from the transaction date.

The Company sells securities under repurchase agreements. These transactions are accounted for as collateralized financing transactions and recorded at the amounts at which the securities were sold. The Company may have to provide additional collateral to the counterparty, as necessary.

Junior Subordinated Debentures

The Company established a statutory business trust that is a wholly-owned subsidiary of the Company. In a private placement transaction, the Trust issued fixed rate capital securities representing undivided preferred beneficial interests in the assets of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts. The purpose of issuing the capital securities was to provide the Company with a cost-effective means of obtaining Tier I capital under regulatory capital rules.

Income Taxes

The Company and the Banks file consolidated federal income tax returns and combined state income tax returns.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between financial reporting and tax reporting bases of assets and liabilities, as well as for operating losses and tax credit carryforwards, using enacted tax laws and rates. Deferred tax assets will be reduced through a valuation allowance whenever it becomes more likely than not that all or some portion will not be realized. Deferred income taxes represents the net change in deferred tax asset or liability balance during the year. This amount, together with income taxes currently payable or refundable in the current year, represents the total tax expense for the year.

Stock-Based Compensation

The Company issues stock-based compensation to certain employees, officers, and directors. The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires companies to account for stock options using the fair value method, which generally results in compensation expense recognition. Prior to December 31, 2005, the Company accounted for its fixed stock options using the intrinsic-value method, as prescribed in APB Opinion No. 25. Accordingly, no stock option expense was recorded in periods prior to December 31, 2005.

The modified prospective method requires application of the new Statement to new awards and to awards modified, repurchased or cancelled after the required effective date. Accordingly, prior period amounts have not been restated. Additionally, compensation cost for the portion of awards for which the requisite service had not been rendered that were outstanding as of January 1, 2006 is recognized as the requisite services are rendered on or after January 1, 2006.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from nonowner sources. The accumulated balance of other comprehensive income is displayed as a component of equity in the consolidated balance sheet.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each classification of other comprehensive income together with total comprehensive income is reported in the consolidated statements of changes in shareholders’ equity. The following table presents the accumulated balances of each classification of other comprehensive income, and the related income tax expense or benefit, as of the dates indicated:

	Net gain (loss) on securities available-for-sale	Net gain (loss) on derivatives used in cash flow hedges	Accumulated other comprehensive income (loss)
	(Dollars in thousands)
Balance at December 31, 2003	$71	$—	$71
Gross unrealized holding loss during the period	(260)	536	276
Less: Income tax benefit (expense)	108	(222)	(114)
Less: Reclassification of losses included in net income, net of income tax benefit of $29	41	—	41

Other comprehensive income (loss)	(111)	314	203

Balance at December 31, 2004	(40)	314	274
Gross unrealized holding loss during the period	(604)	(1,838)	(2,442)
Less: Income tax benefit	252	762	1,014

Other comprehensive loss	(352)	(1,076)	(1,428)

Balance at December 31, 2005	(392)	(762)	(1,154)
Gross unrealized holding loss during the period	27	(90)	(63)
Less: Income tax benefit	(11)	37	26
Less: Reclassification of losses included in net income, net of income tax benefit of $22		31	31

Other comprehensive income (loss)	16	(22)	(6)

Balance at December 31, 2006	$(376)	$(784)	$(1,160)

Stock Split

All share and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect the five-for-four stock split in the form of a 25% stock dividend paid April 16, 2006. All shareholders of record on March 31, 2006 received one additional share of common stock for each four shares held by them at that date.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted from issuance of common stock that then shared in the earnings of the Company. The following table is a reconciliation of net income and shares used in the computation of basic and diluted earnings per share for the periods indicated:

	Net Income	Weighted Average Shares	Per Share Amount
	(Dollars in thousands, except per share data)
For the year ended December 31, 2006:
Basic EPS	$5,642	5,551,570	$1.02

Effect of dilutive securities:
Options		218,201
Convertible preferred stock		237,415

Diluted earnings per share	$5,642	6,007,186	$0.94

For the year ended December 31, 2005:
Basic EPS	$4,450	4,630,186	$0.96

Effect of dilutive securities:
Options		261,544
Convertible preferred stock		1,006,028

Diluted earnings per share	$4,450	5,897,758	$0.75

For the year ended December 31, 2004:
Basic EPS	$2,320	3,619,136	$0.64

Effect of dilutive securities:
Options		191,826
Convertible preferred stock		1,883,565

Diluted earnings per share	$2,320	5,694,528	$0.41

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

Recent Accounting Pronouncements

In November 2005, the FASB issued Staff Position (“FSP”) Nos. FAS 115-1 and 124-1 to address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP nullified certain requirements of Emerging Issues Task Force 03-1 The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”), and references existing other than temporary guidance. Furthermore, this FSP creates a three step process in determining when an investment is considered impaired, whether that impairment is other than

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary, and the measurement of an impairment loss. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this FSP did not have a material impact on the Company’s financial condition or results of operations.

During December 2005, the FASB issued FSP Statement of Position (“SOP”) 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk, which addresses the circumstances under which the terms of loan products give rise to such risk and the disclosures or other accounting considerations that apply for entities that originate, hold, guarantee, service, or invest in loan products with terms that may give rise to a concentration of credit risk. The guidance under this FSP is effective for interim and annual periods ending after December 19, 2005 and for loan products that are determined to represent a concentration of credit risk, disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, should be provided for all periods presented. The adoption of this FSP did not have a significant impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity’s exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. It is not anticipated that adoption will have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is not anticipated that adoption will have a material impact on the Company’s consolidated financial statement.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Quantifying Financial Misstatements, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The adoption of this guidance did not have a material effect on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands required disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those years. The provisions of SFAS No. 157 should be applied on a prospective basis. Management is assessing the potential impact of this guidance on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to fully recognize obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No, 158 require employers to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income in the statement of changes in stockholders’ equity. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. It is not anticipated that adoption will have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This new guidance does not eliminate disclosure requirements included in other accounting standards, including fair value measurement disclosures required by SFAS No. 157 and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Management does not expect this guidance to have a material effect on the Company’s financial condition and results of operations.

Note 2 — Goodwill and Other Intangible Assets

As of December 31, 2006, the Company had goodwill of $3.2 million and core deposit intangibles with a carrying amount of $2.3 million less accumulated amortization of $1.1 million from the acquisition of South Bay in 2001. In accordance with SFAS No. 142 goodwill is not amortized. SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. The Company has no

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other indefinite-lived intangible assets. The core deposit intangibles were estimated to have an original life of 10 years and 4 months. Amortization of the core deposit intangibles for 2006, 2005, and 2004 was, and for each of the next four years is estimated to be, $223,000. During 2006, the required impairment tests of goodwill and core deposit intangibles were conducted, and based upon these evaluations, the Company’s goodwill and core deposit intangibles were not impaired at December 31, 2006.

Note 3 — Investment Securities

The following is a summary of amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair values of the Company’s investment securities available-for-sale and held-to-maturity at the date indicated:

	December 31, 2006
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$4	$595
GNMA-issued/guaranteed mortgage pass-through certificates	74	—	—	74
Other U.S. government and federal agency securities	8,985	2	65	8,922
FHLMC/FNMA-issued mortgage pass-through certificates	57,993	108	607	57,494
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	6,417	41	8	6,450
Privately issued corporate bonds, CMO and REMIC securities	28,991	153	252	28,892

	$103,059	$304	$936	$102,427

FRB and other stocks	$3,962	$—	$—	$3,962

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$1,987	$—	$40	$1,947

	$1,987	$—	$40	$1,947

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2005
	Total amortized cost	Gross unrealized gains	Gross unrealized loss	Estimated fair value
	(Dollars in thousands)
Available-For-Sale:
U.S. Treasury securities	$599	$—	$—	$599
GNMA-issued/guaranteed mortgage pass-through certificates	98	2	—	100
Other U.S. government and federal agency securities	17,931	—	152	17,779
FHLMC/FNMA-issued mortgage pass-through certificates	33,982	47	366	33,663
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	2,528	13	—	2,541
Mortgage mutual funds	—	—	—	—
Privately issued corporate bonds, CMO and REMIC securities	17,290	3	217	17,076

	$72,428	$65	$735	$71,758

FRB and other stocks	$3,809	$—	$—	$3,809

Held-to-Maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$2,612	$—	$40	$2,572

	$2,612	$—	$40	$2,572

The Company had no gross proceeds and gross realized gains or losses related to the sale of investment securities for the years ended December 31, 2006 and 2005. The Company had gross proceeds and gross realized losses related to the sale of investment securities of $11.8 million and $197,000, respectively, for the year ended December 31, 2004.

The estimated fair value and amortized cost of securities available-for-sale and held-to-maturity at December 31, 2006 by contractual maturity, are shown below:

	Within one year		After one but within five years		After five but within ten years		After ten years			Weighted Average
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S Treasury securities	$595	4.32%	$—	—	$—	—	$—	—	$595	4.32%
GNMA-issued/guaranteed mortgage pass-through certificates	—	—	—	—	—	—	74	5.70%	74	5.70%
Other U.S. government and federal agencies	3,499	4.54%	5,423	4.44%	—	—	—	—	8,922	4.48%
FHLMC/FNMA-issued mortgage pass-through certificates	78	5.36%	59	5.97%	5,503	5.11%	51,854	5.38%	57,494	5.35%
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	1	6.56%	—	—	6,449	5.57%	6,450	5.57%
Mortgage mutual funds	—	—	—	—	—	—	—	—	—	—
Privately issued corporate bonds, CMO’s and REMIC’s securities	—	—	—	—	—	—	28,892	5.55%	28,892	5.55%

	$4,172	4.52%	$5,483	4.46%	$5,503	—	$87,269	5.45%	$102,427	5.34%

Amortized cost	$4,189		$5,534		$5,542		$87,794		$103,059

Securities held-to-maturity:
FHLMC/FNMA-issued mortgage pass-through certificates	$—	—	$—	—	$1,987	4.37%	$—	—	$1,987	4.37%

	$—	—	$—	—	$1,987	4.37%	$—	—	$1,987	4.37%

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual maturities may differ from contractual maturities to the extent that borrowers have the right to call or prepay obligations with or without call or repayment penalties.

At December 31, 2006, investment securities were pledged as follows: (i) $46.9 million to secure Federal Home Loan Bank (FHLB) borrowings and available credit, (ii) $52.1 million to secure Repurchase Agreements, (iii) $611,000 to secure interest rate swap agreements, and (iv) $1.1 million to secure government tax deposits, bankruptcy deposits, or for other purposes required or permitted by law.

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

As of December 31, 2006, temporarily impaired securities had a fair value of $67.0 million and unrealized losses of $976,000. Securities that were not impaired had a fair value of $37.4 million and unrealized gains of $304,000 at December 31, 2006. The following table shows fair value and unrealized loss positions of temporarily impaired securities, categorized by whether the securities have been impaired for less than twelve months or if they have been impaired for twelve months or more as of December 31, 2006.

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(Dollars in thousands)
U.S. Treasury securities	$—	$—	$595	$4	$595	$4
Other U.S. government and federal agency securities	694	15	5,924	50	6,618	65
FHLMC/FNMA-issued mortgage pass-through certificates	13,177	42	30,321	605	43,498	647
CMO’s and REMIC’s issued by U.S. government-sponsored agencies	—	—	2,506	8	2,506	8
Privately issued corporate bonds, CMO’s and REMIC’s securities	1,568	3	12,227	249	13,795	252

Total temporarily impaired securities	$15,439	$60	$51,573	$916	$67,012	$976

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

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Loans Receivable and Allowance for Loan and Lease Losses

The following is a summary of the major categories of loans outstanding at the dates shown:

	December 31,
	2006	2005
	(Dollars in thousands)
Commercial loans — secured and unsecured	$105,862	$89,474
Real estate loans:
Secured by commercial real properties	141,741	121,641
Secured by one to four family residential properties	8,790	10,498
Secured by multifamily residential properties	17,602	18,663

Total real estate loans	168,133	150,802
Construction and land development	83,188	92,077
Consumer installment, home equity and unsecured loans to individuals	9,640	7,239

Total loans outstanding	366,823	339,592
Deferred net loan origination fees and purchased loan discount	(1,105)	(1,034)

Loans receivable, before allowance for loan and lease losses	$365,718	$338,558

At December 31, 2006 and 2005, the Company had no impaired loans, and therefore, no specific allowances established for impaired loans. No interest income was recognized on impaired loans during the years ended December 31, 2006 and 2005.

In the normal course of business, the Banks may make loans to officers and directors as well as loans to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Banks. Such loans are made in the ordinary course of business at rates and terms no more favorable than those offered to other customers with a similar credit standing. The outstanding principal balance of these loans was $5.5 million at December 31, 2006 and $5.8 million at December 31, 2005. During 2006 there were $3.3 million of advances and $3.6 million of repayments. Interest income recognized on these loans amounted to $397,000 and $199,000 during 2006 and 2005, respectively. At December 31, 2006, none of these loans were on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

Loans receivable totaling $21.5 million were pledged to the FHLB to collateralize borrowing lines.

The following is a summary of activity in the allowance for loan and lease losses for the periods shown:

	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$4,468	$3,928	$3,635
Provision for credit losses	248	(84)	220
Reserve for unfunded commitments (transferred to) from other liabilities	62	(582)	(417)
Loan charge offs	(55)	(10)	(57)
Recoveries of previous loan charge offs	17	1,216	130

Balance, end of year	$4,740	$4,468	$3,511

The additional provision for credit losses was recorded based upon the analysis of the adequacy of allowance for loan and lease losses. The allowance for loan and lease losses for classified loans graded as

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“criticized” by the Company’s internal grading system that are collateral-dependent is based upon the net realizable value of the collateral that is periodically evaluated. The allowance for unsecured classified loans is based upon the severity of the credit weakness.

The following is a summary of nonperforming loans at December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$—	$319
Troubled debt restructurings	—	—
Loans contractually past due ninety or more days with respect to either principal or interest and still accruing interest	—	—

	$—	$319

Interest foregone on nonperforming loans during the year ended December 31, 2006, 2005 and 2004 was $28,000, $11,000 and $12,000, respectively. Foregone interest on nonperforming loans does not include interest forgone on loans on nonperforming status that were restored to performing status prior to year end, or subsequent to either being charged off prior to year end or transferred to OREO prior to year end.

The ability of the Company’s borrowers to fulfill their loan agreements is substantially dependent upon economic conditions and real estate market values throughout the Company’s market area. At December 31, 2006, loans aggregating $304.0 million were collateralized by liens on residential and commercial real properties, nearly all of which are located in California. The Company’s loan portfolio is generally diversified with regard to the industries represented. At December 31, 2006, 45.4% of our loans were at fixed interest rates that range from 3.75% to 11.00% and 55.6% were adjustable interest rate loans. The adjustable interest rate loans are generally indexed to the prime rate at specific margins that ranges from -3.00% to 4.00% as defined in the loan agreements. A small amount of our loans are indexed to LIBOR.

Troubled Debt Restructurings (“TDRs”). A TDR is a loan for which the Company has, for economic or legal reasons related to a borrower’s financial difficulties, granted a concession to the borrower it would not otherwise consider, including modifications of loan terms to alleviate the burden of the borrower’s near-term cash flow requirements in order to help the borrower to improve its financial condition and eventual ability to repay the loan. At December 31, 2006 and 2005, the Company had no TDRs.

Note 5 — Premises and Equipment and Lease Commitments

The following is a summary of major components of premises and equipment at December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Land	$1,392	$1,392
Buildings	3,873	3,873
Leasehold improvements	1,904	1,764
Furniture, fixtures and equipment	6,537	6,336

	13,706	13,365
Less accumulated amortization and depreciation	(7,981)	(7,504)

	$5,725	$5,861

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense was $483,000, $425,000, $409,000 in 2006, 2005 and 2004, respectively. Rental expense on operating leases included in occupancy expense in the Consolidated Statements of Operations was $711,000 in 2006, $675,000 in 2005 and $669,000 in 2004.

The future minimum annual rental commitments at December 31, 2006 are summarized below.

2006
(Dollars in thousands)
For the year ended December 31,
2007	$789
2008	804
2009	687
2010	582
2011	483
Thereafter	1,157

$4,502

Note 6 — Income Taxes

The components of income tax provision consisted of the following for the years shown:

	2006	2005	2004
	(Dollars in thousands)
Current taxes:
Federal	$657	$226	$2
State	1,130	886	63

Total current taxes	1,787	1,112	65

Deferred taxes:
Federal	2,447	2,089	1,245
State	(12)	(42)	368

Total deferred taxes	2,435	2,047	1,613

Total income tax provision	$4,222	$3,159	$1,678

A reconciliation of the amounts computed by applying the federal statutory rate of 34% for 2006, 2005 and 2004 to the income before income tax provision and the effective tax rate are as follows:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax provision at statutory rate	$3,354	34.0%	$2,587	34.0%	$1,359	34.0%
Increase (reduction) in taxes resulting from:
State taxes	715	7.2%	548	7.2%	287	7.2%
Permanent differences	153	1.6%	24	0.3%	32	0.8%

	$4,222	42.8%	$3,159	41.5%	$1,678	42.0%

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The major components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Net operating losses	$—	$1,992
Securities available for sale	833	818
Nonhedge derivatives	—	239
Accrued expenses	395	413
Alternative minimum tax credits	—	544
Nonaccrual interest	25	116
Loan fees	234	212
Bad debt expense	381	278
Core deposits	144	115
Securities acquired in business combination	47	47
State taxes	364	302
Other real estate owned	—	31
Other	39	49

Total deferred tax assets	2,462	5,156

Deferred tax liabilities:
Depreciation	(685)	(698)
FHLB stock dividend	(74)	(56)
Loan premium amortization	(40)	(80)

Total deferred tax liabilities	(799)	(834)

Net deferred tax asset	$1,663	$4,322

The Company establishes a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2006 and 2005, the Company believes that it will have sufficient taxable earnings to realize its deferred tax asset and has not provided an allowance.

Note 7 — Benefit Plans

Stock Incentive Plans

At December 31, 2006, the Company had one stock incentive plan pursuant to which up to a total of 312,500 shares of common stock may be issued. Under this plan, the Company may grant to directors, officers, employees and consultants stock-based incentive compensation in a variety of forms, including without limitation nonqualified options, incentive options, sales and bonuses of common stock and stock appreciation rights, on such terms and conditions as the Board of Directors of the Company determines. The term of the stock option may not exceed 10 years. Employee stock option grants generally vest over one year or ratable over two years. Director stock options vest in one year. All stock options have vesting conditions that include only service conditions; none of the grants contains performance or market vesting conditions.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company issues new shares upon the exercise of stock options. All of the share-based payment awards qualify for classification as equity. At December 31, 2006, the only outstanding awards under this plan were stock options, and at that date 195,088 shares were available for future awards. At December 31, 2006, there were also outstanding options granted under two prior stock incentive plans. The activity of stock options for the year ended December 31, 2006 is as shown:

	No. of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(Dollars in thousands)
Outstanding, December 31, 2005	649,198	$7.70	6.3
Granted	6,975	12.00
Exercised	(146,445)	5.70
Forefeited	(17,373)	10.87
Expired	—	—

Outstanding, December 31, 2006	492,355	$8.28	6.0	$2,691

Exercisable, December 31, 2006	399,372	$7.68	5.6	$2,423

The estimated per share weighted average grant date fair value of options granted during the year ended December 31, 2006, 2005 and 2004 was $4.77, $5.90, and $4.32, respectively. The total intrinsic value of options exercised during the year ended December 31, 2006 was $1.1 million and the total fair value of the shares vested during 2006 was $1.8 million. At December 31, 2006, there was $173,000 of total unrecognized compensation cost related to nonvested share-based compensation awards granted under the stock option plans. The cost is expected to be recognized over a weighted-average period of 4.6 months.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R) which eliminated the ability to account for share-based compensation transactions, including grants of employee and director stock options, using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee or director is required to provide service in order to receive their compensation. The Company adopted SFAS 123R as of January 1, 2006 utilizing the modified prospective application. Under this method, the provisions of SFAS 123R are applied to new awards and to awards modified, repurchased or canceled after December 31, 2005 and to awards outstanding on December 31, 2005 for which the requisite service has not yet been rendered. Prior to December 31, 2005, the Company accounted for its stock options using the intrinsic value method, as prescribed by APB 25, and accordingly, no expense for stock options was recorded in periods ending on or prior to December 31, 2005.

For the year ended December 31, 2006, share-based compensation expense reduced income before taxes and net income by $395,000. The share-based compensation expense decreased both basic and diluted earnings per share by $0.07 for the year ended December 31, 2006. For the year ended December 31, 2006, there was no impact to cash flow from financing activities as there were no tax deductions that exceeded the compensation cost for share-based payments.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reported net income and earnings per share for the year ended December 31, 2005 and 2004 are presented below to reflect the impact had the Company been required to recognize compensation expense based on SFAS 123R:

	For the year ended December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income:
As reported	$4,450	$2,320

Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	267	196

Pro forma	$4,183	$2,124

Earnings per share as reported:
Basic	$0.96	$0.64
Diluted	0.75	0.41

Earnings per share pro forma:
Basic	$0.90	$0.59
Diluted	0.71	0.37

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

The lattice option pricing models require certain assumptions. For the year ended December 31, 2006, the expected volatility assumption of 32.0% is based upon the weekly historical volatility of the Company’s stock price for the period January 1, 2000 through December 31, 2005 using a blend of the unweighted standard deviation of closing price with a weighted mean reversion formula. The risk-free interest rate assumption ranged from 4.00% to 5.00% for the expected term of the share options and is based upon the U.S. Treasury implied forward yield curve at the time of the grant. The dividend yield assumption ranged from 0 to 2.5% during the expected term of the options and is based upon the Company’s capital planning model. The assumptions used with the Black-Scholes option pricing model, for the year ended December 31, 2005, are as follows: expected volatility 43%, expected term 10 years, risk-free interest rate 4.38%; and dividend yield 0%.

Defined Contribution Retirement Plan. The Company maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. Employees are eligible to participate following six months of continuous employment. Under the plan, the Company has partially matched employee contributions since May 1, 2001. Such matching contributions become fully vested when the employee reaches three years of service. The Company’s matching contributions for 2006, 2005 and 2004 were $148,000, $121,000 and $115,000, respectively.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Deposits and Borrowed Funds

At December 31, 2006 the scheduled maturity of time deposits are as follows:

	December 31, 2006
	$100,000 and over	Under $100,000
	(Dollars in thousands)
2007	$75,159	$15,308
2008	4,817	1,345
2009	104	542
2010	—	10
2011	—	—
Thereafter	—	45

Total time certificates of deposit	$80,080	$17,250

The following table shows borrowed funds for the dates and periods shown:

	2006				2005				2004
	Year-end		Average		Year-end		Average		Year-end		Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Federal funds purchased and securities sold under repurchase agreements	$45,000	5.40%	$33,108	5.46%	$—	—	$—	—	$—	—	$113	0.88%
Other borrowings	10,300	5.25%	13,991	5.00%	28,337	4.10%	12,186	3.38%	25,900	2.32%	12,550	2.65%

Other borrowings are comprised of overnight Federal Home Loan Bank (“FHLB”) advances. The maximum amount of other borrowings outstanding at any month-end during 2006 and 2005 was $27.4 million and $28.3 million, respectively.

The Banks had $31.6 million of unused borrowing capacity from the FHLB at December 31, 2006 based upon pledged securities and loans.

Note 9 — Junior Subordinated Deferrable Interest Debentures

In July 2001 the Company issued $15.5 million aggregate principal amount of 10.25% fixed rate junior subordinated deferrable interest debentures due July 25, 2031 (“Junior Subordinated Debentures’) that pay interest each January 26 and July 26. The interest is deferrable, at the Company’s option, for a period up to ten consecutive semi-annual payments, but in any event not beyond June 25, 2031. The debentures are redeemable, in whole or in part, at the Company’s option on or after five years from issuance at declining premiums to maturity. The recorded balance of Junior Subordinated Debentures was $15.5 million at December 31, 2006 and 2005.

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

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributions and payments upon liquidation, redemption and otherwise to the extent provided in and pursuant to the terms of a Guarantee Agreement.

The Junior Subordinated Debentures were redeemed in January 2007 — see Subsequent Events.

Note 10 — Availability to National Mercantile of Funds from Banks; Restrictions on Cash Balances; Capital

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

Mercantile has no retained earnings, and therefore is presently unable to pay dividends. Mercantile has a substantial accumulated deficit and does not anticipate having positive retained earnings for the foreseeable future. South Bay had retained earnings of $4.9 million as of December 31, 2006. Mercantile and South Bay may from time to time be permitted to make capital distributions to National Mercantile with the consent of the OCC. It is not anticipated that such consent could be obtained unless the distributing bank were to remain “well capitalized” following such distribution.

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

The Company had previously issued 990,000 shares of Series A non-cumulative convertible perpetual preferred stock (the “Series A Preferred”). During 2005, pursuant to an election of the holders of a majority of the outstanding shares of Series A Preferred, each outstanding share of the Series A Preferred was automatically converted into two shares of the Company’s Common Stock in accordance with the Company’s Amended and Restated Articles of Incorporation, as amended. As a result of this conversion, as well as earlier conversions during 2005, 666,273 shares of Series A Preferred were converted into 1,332,546 shares (1,665,683 shares adjusted for the 5-for-4 stock split) of Common Stock.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 10, 2001, the Company issued 1,000 shares of Series B non-cumulative convertible perpetual preferred stock (the “Series B Preferred”) with a $1,000 stated value per share. At any time after June 30, 2005 each holder of the Series B Preferred has the right, exercisable at the option of the holder, to convert some or all of such holder’s shares of Series B Preferred into Common Stock at a conversion price of $5.63 per share of Common Stock (the “Conversion Price”). The number of shares of Common Stock to be issued upon conversion for each share of Series B Preferred is determined by dividing an amount per share then in effect (the “Liquidation Amount”) by the Conversion Price. The Liquidation Amount per share of Series B Preferred as of any date is the sum of (i) the stated value of each share of Series B Preferred, adjusted to reflect stock splits, stock dividends, reorganizations, consolidations and similar changes, plus (ii) an amount equal to 8.5% per annum of the stated value of the shares of Series B Preferred commencing from the date of issue. The Company, at its sole option, may redeem all Series B Preferred, at any time, from legally available funds at the Liquidation Amount. The Series B Preferred contains a liquidation preference over the Common Stock in the amount of the Liquidation Amount.

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

Federal Reserve Board regulations require the Banks to maintain certain minimum reserve balances. Cash balances maintained to meet reserve requirements are not available for use by the Banks or National Mercantile. During 2006 and 2005, the average reserve balances for the Banks were approximately $1.2 million and $2.7 million, respectively. Neither National Mercantile nor the Banks is required to maintain compensating balances to assure credit availability under existing borrowing arrangements.

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

Quantitative measures established by regulation to ensure capital adequacy require National Mercantile and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2006, National Mercantile and Banks meet all capital adequacy requirements to which they are subject.

At December 31, 2006, each Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized under the prompt corrective action rules, each Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the most recent notification which management believes have changed the Banks’ category.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents, at the date indicated, certain information regarding the regulatory capital of National Mercantile and the Banks and the required minimum amounts of regulatory capital for National Mercantile and the Banks to meet applicable regulatory capital requirements and, in the case of the Banks, to be well capitalized under the prompt corrective action rules.

	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Rules
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2006
Total Capital to Risk Weighted Assets
National Mercantile Bancorp	$62,029	14.88%	$33,336	8.0%	$	N/A	N/A
Mercantile National Bank	28,305	13.34%	16,973	8.0%		21,216	10.0%
South Bay Bank, N.A	25,476	11.58%	17,594	8.0%		21,992	10.0%
Tier 1 Capital to Risk Weighted Assets
National Mercantile Bancorp	56,820	13.63%	16,668	4.0%		N/A	N/A
Mercantile National Bank	25,706	12.12%	8,486	4.0%		12,730	6.0%
South Bay Bank, N.A	22,814	10.37%	8,797	4.0%		13,195	6.0%
Tier 1 Capital to Average Assets
National Mercantile Bancorp	56,820	12.24%	18,573	4.0%		N/A	N/A
Mercantile National Bank	25,706	9.34%	11,014	4.0%		13,767	5.0%
South Bay Bank, N.A	22,814	9.83%	9,286	4.0%		11,608	5.0%

Note 11 — Commitments and Contingencies

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

The Company had $1.2 million of outstanding letters of credit at December 31, 2006.

Loan commitments are agreements to lend to a customer a specified amount subject to certain conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since portions of the commitments are expected to expire without being drawn upon, the total amount of commitments does not necessarily represent future cash requirements. The Company had outstanding loan commitments aggregating $129.8 million at December 31, 2006, substantially all of which were for adjustable rate loans.

The Company from time to time is party to lawsuits that arise in the normal course of business. The Company does not believe that any pending lawsuit at December 31, 2006 will have a material adverse effect on the financial position or results of operations of the Company.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Disclosures about the Fair Value of Financial Instruments

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

Loans: Variable rate loans have carrying amounts that approximate fair value. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In establishing the credit risk component of the fair value calculations for loans, the Company concluded the allowance for loan and lease losses represented a reasonable estimate of the credit risk component of the fair value at December 31, 2006.

Interest rate swaps and floors: The fair value of the interest rate swaps and floors is based upon an estimate derived from broker quotations or proprietary broker models that consider the relevant characteristics of the instrument.

Deposits: The fair value of demand and interest checking deposits, money market accounts and savings accounts is the amount payable on demand at the reporting date. The fair value of time certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for wholesale deposits of similar maturities.

Federal funds purchased and securities sold under agreements to repurchase: The fair value of adjustable securities sold under agreements to repurchase have fair values that approximate the carrying value.

Other borrowings: The fair value of fixed-rate borrowings is estimated by discounting the future cash flows using the rates currently offered for borrowings of similar maturities. All other borrowings at December 31, 2006 were overnight borrowings.

Junior subordinated deferrable interest debentures: The fair value of the junior subordinated deferrable interest debentures is estimated by discounting the future cash flows using the rates currently offered for similar debt through its maturity date January 25, 2007. As a result of the Company’s notice to redeem the debentures early, the fair value also includes the early redemption price of 107.6875% of aggregate principal outstanding.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of financial instruments at the date indicated are presented below.

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash, cash equivalents and deposit with other financial institutions	$13,438	$13,438	$16,192	$16,192
Securities available-for-sale	102,427	102,427	71,758	71,758
Securities held-to-maturity	1,987	1,947	2,612	2,572
FRB and other stock	3,962	3,962	3,809	3,809
Loans, net of allowance for credit losses	360,978	361,616	334,090	333,791
Fair value hedges	—	—	(41)	(41)
Cash flow hedges:
Interest rate swaps	(1,052)	(1,052)	(1,034)	(1,034)
Interest rate floors	25	25	286	286
Non-hedge derivatives	(14)	(14)	(575)	(575)
Financial liabilities:
Demand deposits, money market and savings	$283,284	$283,284	$256,484	$256,484
Time certificates of deposit	97,330	97,089	106,724	106,171
Federal funds purchased and securities sold under agreements to repurchase	45,000	45,000	—	—
Other borrowings	10,300	10,300	28,337	28,337
Junior subordinated debentures	15,464	16,658	15,464	16,039

Note 13 — Parent Company Information

The following financial information presents the condensed balance sheet of the Company on a parent-only basis as of December 31, 2006 and 2005, and the related condensed statements of operations and cash flows for each of the years in the three-year period ended December 31, 2006.

Balance Sheet

	December 31,
	2006	2005
	(Dollars in thousands)
Cash with Banks	$2,090	$137
Due from banks — time	—	1,015
Securities available-for-sale	1,929	974
Investment in the Banks	51,786	48,095
Other assets	5,399	4,183

Total assets	$61,204	$54,404

Junior subordinated deferrable interest debentures	$15,464	$15,464
Other liabilities	671	777

Total liabilities	16,135	16,241

Shareholders’ equity:
Preferred stock	1,000	1,000
Common stock	46,967	45,697
Accumulated deficit	(1,738)	(7,380)
Accumulated other comprehensive income	(1,160)	(1,154)

Total shareholders’ equity	45,069	38,163

Total liabilities and shareholders’ equity	$61,204	$54,404

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Operations

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income	$109	$61	$33
Interest expense	1,546	1,585	1,563

Net interest expense	(1,437)	(1,524)	(1,530)

Other operating income	(47)	(47)	970
Other operating expense	377	374	238

Loss before equity in undistributed net income of the Bank	(1,861)	(1,945)	(798)
Equity in undistributed net income of subsidiaries	6,693	5,588	2,790

Income before income tax benefit	4,832	3,643	1,992
Income tax benefit	810	807	328

Net income	$5,642	$4,450	$2,320

Statements of Cash Flow

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,642	$4,450	$2,320
Adjustment to reconcile net income to net cash provided by operating activities.:
Equity in undistributed net income of subsidiaries, net	(6,693)	(5,588)	(2,790)
Trading loss (gain) on economic derivatives	267	395	(229)
Stock-based compensation costs	395	—	—
Net amortization of premium on securities available-for-sale	24	—	—
Net increase in other assets and other liabilities	(727)	(1,658)	(520)

Net cash used in operations	(1,092)	(2,401)	(1,219)

Cash flows from investing activities:
Purchase of available-for-sale securities	(1,011)	(536)	(1,290)
Capital contribution to South Bay Bank	(2,000)	—	—
Payment to terminate interest rate swap	(835)	—	—
Sales and maturities of available-for-sale securities	—	1,500	1,800

Net cash provided by (used in) investing activities	(3,846)	964	510

Cash flows from financing activities:
Distribution from subsidiaries	5,000
Proceeds from stock options exercised	876	764	372
Redemption of fractional shares in 5- for-4 stock split	(1)	—	—

Net cash provided by financing activities	5,876	764	372

Net increase (decrease) in cash and cash equivalents	938	(673)	(337)
Cash and cash equivalents, beginning of the year	1,152	1,825	2,162

Cash and cash equivalents, end of the year	$2,090	$1,152	$1,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,585	$1,172	$1,020
Cash paid for income taxes, net	$1,810	$1,225	$51

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Derivatives

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

The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

Derivative Financial Instruments and Hedging Activities

	December 31, 2006		December 31, 2005
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Fair value hedges:
Interest rate swaps	$—	$—	$30,000	$(41)

Cash flow hedges:
Interest rate swaps	$50,000	$(1,052)	$50,000	$(1,034)
Interest rate floors	$50,000	$25	$50,000	$286

Nonhedge derivatives:
Interest rate swaps	$50,000	$(14)	$15,000	$(575)
Interest rate floors	$—	$—	$150,000	$—

Fair value hedges are hedges that reduce the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses interest rate swaps to hedge the change in fair value of portions of its wholesale funding. The interest rate swaps result in the Company paying or receiving the difference between the fixed and floating rates at specified intervals calculated on the notional amounts. The differential paid or received on such interest rate swaps is recognized as an adjustment to interest expense. The net change in fair value of the derivatives and the hedged items is reported in earnings. The fair value hedges were considered highly effective and therefore no ineffectiveness was recognized in earnings related to these swaps. The Company had no fair value hedges at December 31, 2006.

Cash flow hedges are hedges that use simple derivatives to offset the variability of expected future cash flows. The Company’s cash flow hedges include certain interest rate swaps and interest rate floors used to

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manage the interest rate risk associated with its significant volume of adjustable rate loans. At December 31, 2006 and 2005, losses of $586,000 and $534,000, respectively, were recorded in accumulated other comprehensive income and no ineffectiveness was recorded to earnings for the years then ended related to these cash flow hedges.

Non-hedge derivatives are interest rate swaps and interest rate floors that do not meet the strict criteria for hedge accounting treatment. We use derivatives to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives not designated as hedges are marked to market through earnings. The Company entered into an interest rate swap agreement in 2003 to pay an adjustable rate and receive a fixed rate with terms that mirror its Junior Subordinated Debentures, however, because it did not qualify under the strict accounting rules for short-cut hedge accounting treatment it was accounted for as a non-hedge derivative. The effect of the non-hedge derivative treatment is to reflect the change in fair value of the swap in current income as a trading gain or loss. The Company terminated the swap in 2006 recording a trading loss of $262,000. There was a $395,000 trading loss recorded in 2005 and a $229,000 trading gain in 2004 reflecting the change in market value of this swap. At December 31, 2006, there were swaps with a notional value of $50.0 million treated as non-hedge derivatives hedging the fixed-rate brokered CDs. During 2005, the Company purchased a one year interest rate floor to help protect its net interest income in the event of a rapid decline in interest rates and permit it to execute other strategies to protect against declining interest rates over time. There was an $8,000 charge to earnings during the year ended December 31, 2005 for writing the value of this floor to zero.

Note 15 — Subsequent Events

Agreement and Plan of Merger

On June 7, 2006, the Company formed a wholly-owned subsidiary First California Financial Group, Inc., or First California, incorporated under the laws of the State of Delaware. First California was formed for the purposes of effecting the merger and capital stock exchange with National Mercantile and acquisition of FCB Bancorp, a California corporation, or FCB.

On June 15, 2006, First California, FCB and the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which the Company will merge with and into the newly formed wholly-owned subsidiary First California and each share of the Company’s common stock was converted into the right to receive one share of newly issued First California common stock and each share of FCB common stock was converted into the right to receive 1.7904 shares on newly issued First California common stock. In addition, each share of the Company’s series B convertible perpetual preferred stock was converted into the right to receive one share of series A convertible perpetual preferred stock, $0.01 par value per share, or First California Preferred Stock, of First California. The merger and acquisition was approved by both parties’ shareholders and regulators.

On March 12, 2007, the Company completed the previously announced merger and capital stock exchange with First California and acquisition of FCB pursuant to the Merger Agreement. In connection with the Merger Agreement, the Company merged with and into its wholly-owned subsidiary First California and each share of the Company’s common stock was exchanged for one share of First California newly issued common stock and the acquisition of FCB through the issuance of 1.7904 shares of newly issued common stock of First California to the shareholder’s of FCB for each common share of FCB then outstanding. In addition, each share of the Company’s series B convertible perpetual preferred stock was exchanged for one share of newly issued series A convertible perpetual preferred stock of First California.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of these transactions, First California issued an aggregate of approximately 12.3 million shares of First California common stock to shareholders of the Company and shareholders of FCB and 1,000 shares of First California Preferred Stock to shareholders of the Company’s series B convertible preferred stock. The consideration paid for the acquisition of FCB was approximately $86.6 million, which included 5.9 million shares of common stock of First California worth $83.0 million, $1.4 million of converted FCB stock-based awards and $2.2 million of other costs.

The Company acquired all the rights and obligations of FCB, whose principal assets included the capital stock of First California Bank with operations through eight full service banking offices located in Agoura Hills, Camarillo, Irvine, Oxnard, Simi Valley, Thousand Oaks, Ventura and Westlake Village, California. The acquisition of FCB will be accounted for as a purchase; accordingly, the results of operations from the acquisition will be included in the financial statements of the Company from the date of acquisition forward.

Trust Preferred Securities and Junior Subordinated Debentures Redemption and Issuance

On January 24, 2007, National Mercantile Bancorp and its newly formed subsidiary, First California Capital Trust I (“Trust”), a Delaware statutory trust, issued $16.0 million of the Trust’s capital securities, liquidation amount $1,000 per capital security. The capital securities represent undivided beneficial interests in the Trust’s assets, which consist primarily of National Mercantile Bancorp’s Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures described below. The Trust’s capital securities mature on March 15, 2037, and are redeemable, at par, at National Mercantile Bancorp’s option at any time on or after March 15, 2012.

The holders of the Trust’s capital securities are entitled to quarterly distributions at a fixed annual rate of 6.80% for the first five years, and a variable annual rate thereafter, which resets quarterly, equal to the 3-month LIBOR rate, plus 1.60% per annum, of the liquidation amount of $1,000 per capital security, subject to National Mercantile Bancorp’s right to defer interest payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures as described below.

National Mercantile Bancorp, itself, purchased $495,000 of the Trust’s common securities, liquidation amount $1,000 per common security. The terms and provisions of the Trust’s capital securities and common securities are set forth in the Trust’s Amended and Restated Declaration of Trust, dated January 25, 2007, under which Wilmington Trust Company serves as institutional trustee.

In connection with the Trust’s sale of the capital securities, National Mercantile Bancorp entered into a Guarantee Agreement pursuant to which it guaranteed, on a subordinated basis, all distributions and payments under the Trust’s capital securities upon liquidation, redemption, or otherwise, but only to the extent the Trust fails to pay such distributions from payments under the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures it holds from National Mercantile Bancorp.

The Trust used the proceeds from the sale of its capital securities and its common securities to purchase from National Mercantile Bancorp $16.5 million aggregate principal amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures due 2037. The Debentures bear interest at the same rates as the Trust’s capital securities. So long as no “event of default” (as defined in the Indenture relating to the Debentures) has occurred, National Mercantile Bancorp will have the right to defer the payment of interest on the Debentures for up to 20 consecutive quarterly periods, except that no extension period may extend beyond the maturity of the Debentures. During any deferral period, National Mercantile Bancorp may not pay dividends or make certain other distributions or payments as provided in the Indenture. The Debentures mature on March 15, 2037, and are redeemable at par, at National Mercantile Bancorp’s option, at any time on or after March 15, 2012. Upon any redemption by National Mercantile Bancorp of the Debentures, the Trust must redeem a like amount of its capital securities.

NATIONAL MERCANTILE BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Payments under the Debentures are subordinated and junior in right of payment to the prior payment of all other indebtedness of National Mercantile Bancorp that, by its terms, is not similarly subordinated.

The Debentures may be declared immediately due and payable at the election of the trustee under the Indenture or the holders of 25% of aggregate principal amount of the Trust’s outstanding capital securities if National Mercantile Bancorp defaults in the payment of interest (subject to its right to defer interest payments as described above) or principal under the Debentures and upon the occurrence of other events of defaults described in the Indenture.

National Mercantile Bancorp used the net proceeds from the trust preferred transactions described above to redeem all $15.5 million principal amount of its previously outstanding 2031 Junior Subordinated Debentures. The redemption price was 107.6875% of the principal amount of these Debentures, plus accrued interest, or a total of $17.3 million.

As a result of these transactions, the Company incurred a charge during the first quarter of 2007 for financial statement purposes of approximately $1.6 million. The charge reflects the redemption premium and the impairment of the unamortized Debenture issuance costs.

Index to Exhibits

Exhibit
2.1	Agreement and Plan of Merger, dated as of June 15, 2006, by and among First California Financial Group, Inc., FCB Bancorp and National Mercantile Bancorp (9)

3.1*	Amended and Restated Articles of Incorporation, filed June 20, 1997

3.2*	Certificate of Amendment to the Articles of Incorporation, filed May 4, 2000

3.3*	Certificate of Determination of Rights, Preferences and Privileges of Series B Convertible Perpetual Preferred Stock, filed December 14, 2001

3.4	Certificate of Amendment to the Articles of Incorporation filed July 25, 2003 (3)

3.5	Certificate of Amendment to the Articles of Incorporation, filed May 25, 2005 (5)

3.6	Certificate of Amendment to the Articles of Incorporation, filed June 29, 2006 (7)

3.7*	Bylaws of the Company, as amended and restated

4.1	Indenture for Junior Subordinated Debt Securities, dated as of July 16, 2001 (11)

4.2	Indenture for Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, dated as of January 25, 2007 (8)

10.1	Employment Agreement dated January 1, 1999 between Mercantile National Bank and Scott A. Montgomery (10)

10.2	Amendment to Employment Agreement among National Mercantile Bancorp, Mercantile National Bank and Scott A. Montgomery (2)

10.3	Letter dated June 15, 2006 amending Employment Agreement between National Mercantile Bancorp and Scott A. Montgomery (6)

10.4*	Form of Indemnity Agreement between the Company and its directors

10.5	National Mercantile Bancorp Amended 1996 Stock Incentive Plan (1)

10.6	Form of Agreement for National Mercantile Bancorp Amended 1996 Stock Incentive Plan (3)

10.7	National Mercantile Bancorp 2005 Stock Incentive Plan (4)

10.8	Form of Non-Qualified Stock Option Agreement for National Mercantile Bancorp 2005 Stock Incentive Plan (4)

10.9	Form of Incentive Stock Option Agreement for National Mercantile Bancorp 2005 Stock Incentive Plan (4)

10.10	Amended and Restated Declaration of Trust of National Mercantile Capital Trust I, dated as of June 27, 2001 (11)

10.11	Guarantee Agreement of National Mercantile Bancorp for trust preferred securities dated July 16, 2001 (11)

10.12	Placement Agreement, dated January 24, 2007, among National Mercantile Bancorp, First California Capital Trust I, FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. (8)

10.13	Amended and Restated Declaration of Trust among National Mercantile Bancorp, as Sponsor, the Administrators named therein, and Wilmington Trust Company, as Institutional and Delaware Trustee (8)

10.14	Guarantee Agreement between National Mercantile Bancorp and Wilmington Trust Company, as Guarantee Trustee (8)

10.15	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and David Brown (6)

Exhibit
10.16	Second Amended and Restated Severance Agreement, dated as of June 15, 2006, by and between National Mercantile Bancorp and Robert W. Bartlett (6)

10.17	Lease dated as of November 12, 2003 between Century Park and Mercantile National Bank relating to Suite 800 offices at 1880 Century Park East, Los Angeles, California (2)

10.18	Lease dated as of September 19, 2003 between Metropolitan Life Insurance Company and Mercantile National Bank relating to offices at 3070 Bristol Street, Costa Mesa, California (3)

10.19	Lease dated as of November 12, 2003 between Century Park and Mercantile National Bank relating to ground floor offices at 1880 Century Park East, Los Angeles, California (3)

10.20	Lease dated as of March 29, 2005 between Brighton Enterprises, LLC and Mercantile National Bank relating to offices at 9601 Wilshire Boulevard, Beverly Hills, California (3)

10.21	Lease dated as of September 10, 2004 between Encino Corporate Plaza, LP and Mercantile National Bank relating to offices at 16661 Ventura Boulevard, Encino, California (3)

10.22	Mercantile National Bank Deferred Compensation Plan and Form of Agreement (3)

11*	Statement regarding computation of per share earnings (see “Note 1-Summary of Significant Accounting Policies-Earnings Per Share” — of the “Notes to the Consolidated Financial Statements” in “Item 7. Financial Statements” in this Annual Report on Form 10-KSB)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Moss Adams LLP

23.2*	Consent of Ernst & Young LLP

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-KSB).

31.1*	Certification of Chief Executive Officer under Section 302 of Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer under Section 302 of Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of Sarbanes-Oxley Act

*	Filed herewith
(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 dated June 20, 2003 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Report on Form S-8 filed May 25, 2005 and incorporated herein by this reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-QSB for the quarter ended June 30, 2005 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Report on Form 8-K dated June 21, 2006 and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-QSB for the quarter ended June 30, 2006 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Form 8-K filed on January 30, 2007 and incorporated herein by this reference.
(9)	Included as an Appendix to the Joint Proxy Statement-Prospectus filed by First California Financial Group, Inc. on February 21, 2007 and incorporated herein by this reference.
(10)	Filed as an exhibit to Form S-4/A filed on December 5, 2006 by First California Financial Group, Inc. and incorporated herein by this reference.
(11)	Filed as an exhibit to Form S-4/A filed on January 11, 2007 by First California Financial Group, Inc. and incorporated herein by this reference.