Form 10KSB/A
period 2006-12-31
NATIONAL MERCANTILE BANCORP
filed 2007-04-30
CIK 714801

UNITED STATES

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

As of April 16, 2007, there were no outstanding shares of Common Stock, no par value, of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (Check one):  ☐  Yes     ☒  No

Explanatory Note

First California Financial Group, Inc. (“First California”), as successor to National Mercantile Bancorp (“National Mercantile”) in its reincorporation merger, is filing this Amendment No. 1 to Form 10-KSB for the fiscal year ended December 31, 2006 on behalf of National Mercantile solely to incorporate information previously omitted from Part III, Items 9, 10, 11, 12 and 14.

*    *    *

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

Executive Officers and Directors

As a result of the mergers (the “Merger”) contemplated by the Agreement and Plan of Merger, dated as of June 15, 2006 (the “Merger Agreement”), by and among First California, National Mercantile and FCB Bancorp, a California corporation, National Mercantile has ceased to exist. Accordingly, there are no longer any directors or executive officers of National Mercantile, nor is there a code of ethics or Board committee charters. However, we have included below information responsive to this item with respect to the former executive officers and directors of National Mercantile, as well as its former code of ethics and committee charters, as of immediately prior to the completion of the Mergers.

Name	Age	Former Position
Scott A. Montgomery	65	President and Chief Executive Officer, Director
David R. Brown	47	Executive Vice President and Chief Financial Officer
Robert W. Bartlett	60	Executive Vice President and Chief Operating Officer
Donald E. Benson	76	Director
Joseph N. Cohen	61	Director
Robert E. Gipson	60	Chairman of the Board
W. Douglas Hile	54	Director
Antoinette Hubenette, M.D.	58	Director
Judge Dion G. Morrow	74	Director
Carl R. Terzian	71	Director
Robert E. Thomson	65	Director

As used throughout this report, the term “executive officer” means National Mercantile’s President and Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Executive Vice President and Chief Operating Officer as of prior to the completion of the Mergers. National Mercantile’s Chairman of the Board, Corporate Secretary, and other vice presidents are not executive officers. The National Mercantile Board determined that Joseph Cohen qualified as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations.

Biographical Information Regarding FCB Bancorp’s Executive Officers

Scott A. Montgomery, President and Chief Executive Officer, Director. Prior to the Mergers, Mr. Montgomery was President and Chief Executive Officer of National Mercantile Bancorp, Mercantile National Bank and South Bay Bank, N.A. He served in that position for Mercantile National Bank since November 1995, for National Mercantile Bancorp since June 1997 and for South Bay Bank, N.A. since December 2001.

David R. Brown, Executive Vice President and Chief Financial Officer. Mr. Brown served as Chief Financial Officer for Eldorado Bancorp from 1986 to 1997. In November 1997, he organized PriVest Bank in Costa Mesa, California and served as its President, Chief Operating Officer, Chief Financial Officer and a director until 2001. He was appointed Chief Financial Officer of National Mercantile in June 2001, and served in the same position for its subsidiary banks—Mercantile National Bank and South Bay Bank until the Mergers. He now serves as Executive Vice President and Chief Strategy Officer of First California. Mr. Brown graduated from California State Polytechnic University with a degree in business administration. He is a certified public accountant licensed in California and began his career in public accounting in 1981 with Arthur Andersen & Co.

Robert W. Bartlett, Executive Vice President and Chief Operating Officer. Mr. Bartlett began his banking career at Bank of America in 1974 and over fifteen years held various positions in commercial banking and credit administration, including Commercial Banking Manager for the Long Beach, California regional office. From

1989 to 1994 he served in credit administration, including Chief Credit Officer, for West Coast Bancorp and its subsidiary bank, Sunwest Bank. From 1994 to 2000 he served as Chief Credit Officer for Tokai Bank of California and from 2000 to 2001 he was Senior Vice President — Commercial Banking for Pacific Century Bank. Mr. Bartlett joined National Mercantile in 2001 as Chief Credit Officer for its subsidiary, South Bay Bank. His role was expanded in 2003 to include Chief Credit Officer for subsidiary Mercantile National Bank and in 2005 he was appointed Chief Operating Officer for National Mercantile. Mr. Bartlett now serves as Executive Vice President and Chief Credit Officer of First California.

Biographical Information Regarding FCB Bancorp’s Directors

Donald E. Benson is Executive Vice President and a director of Marquette Financial Companies, Minneapolis, Minnesota, a financial services holding company (formerly Marquette Bancshares, Inc.). He has served in that position since 1992. Mr. Benson is also a director of MAIR Holdings, Inc., a commuter airline; Mass Mutual Corporate Investors, a mutual fund; and Mass Mutual Participation Investors, a mutual fund.

Joseph N. Cohen has been President of American Entertainment Investors, Inc., a media financing and consulting firm, since February 1996, a Principal of Abel’s Hill Capital Corp., an investment banking firm, since October 1996, and a Principal of EFS Advisors, LLC, which co-manages an entertainment investment fund, since June 2006.

Robert E. Gipson is President of Alpha Analytics Investment Group, LLC, a registered investment advisor, and has served in that capacity since its organization in 1998. Mr. Gipson is Of Counsel to the law firm of Gipson Hoffman & Pancione and has been a lawyer with that firm since 1982. Mr. Gipson is also President of Corporate Management Group, Inc., a financial management company, since 1988. Mr. Gipson was Chairman of National Mercantile Bancorp from June 1997 until the completion of the Mergers and was Chairman of Mercantile National Bank from June 1997 to December 1998. He also serves as a director of South Bay Bank, N.A. and Business First National Bank, Santa Barbara, California. He now serves as Chairman of the Board for First California.

W. Douglas Hile is Chairman and Chief Executive Officer of Meridian Bank, a position he has held since October of 2002. He also serves as Senior Vice President and Regional President for Marquette Financial Companies, a diversified financial services holding company headquartered in Minneapolis, Minnesota. He has almost thirty years of experience in the financial services business, including management roles for Northern Trust and Bank One. Prior to joining Meridian Bank, he served as President and Chief Executive Officer of the Marquette Banks, a $3 billion commercial banking group based in Minneapolis, Minnesota.

Dr. Antoinette Hubenette was President and a director of Cedars-Sinai Medical Group, Beverly Hills, California (formerly Medical Group of Beverly Hills), a physicians’ medical practice group, from 1994 to 2000. She has been a practicing physician since 1982. She continues in part-time practice of general internal medicine.

Judge Dion G. Morrow has served as a private judge since November 1995. From February 1978 to October 1995, he served as Judge of the Los Angeles Superior Court. Judge Morrow has been Chairman of the Board of Mercantile National Bank since December 1998. During 2000 Judge Morrow also served as a member of the Judicial Review Commission on Foreign Asset Control, a joint commission of the Congress established by the Drug Kingpin Act of 1999.

Carl R. Terzian has been Chairman of the Board of Directors and Chief Executive Officer of Carl Terzian Associates, Los Angeles, California, a national public relations consulting firm, since 1969. He is also a director of Transamerica Investors, Inc., a member of the Transamerica Corp. family, which manages its own mutual funds and Electronic Clearing House, Inc., a national electronic clearing house for bank checks and credit cards.

Robert E. Thomson has been Of Counsel to the law firm of Jekel & Howard, LLP, Scottsdale, Arizona since August 1996. He has been Vice Chair of National Mercantile Bancorp and Mercantile National Bank since June 1991.

Code of Ethics

As a result of the Mergers, National Mercantile has ceased to exist. Accordingly, there is no longer a code of ethics or Board committee charters with respect to National Mercantile. Prior to the Mergers, National Mercantile adopted a written code of ethics that applied to all of its directors, officers and employees, including the chief executive officer and the chief financial officer of the company, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. First California, the successor to National Mercantile, has adopted a code of ethics that is available on the company’s website at www.fcalgroup.com.

Corporate Governance

As a result of the Mergers, National Mercantile has ceased to exist. Accordingly, there are no longer any directors, committees or procedures for the election of directors. Information responsive to this item relating to certain corporate governance matters of National Mercantile prior to the completion of the Mergers is included below.

There were no material changes to the procedures by which security holders were able to recommend nominees to National Mercantile’s board of directors prior to the completion of the Mergers.

Prior to the completion of the Mergers, National Mercantile’s audit committee was responsible for providing assistance to the National Mercantile board of directors in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting, internal control and legal compliance function, as well as those of National Mercantile’s subsidiaries. Prior to the Mergers, the audit committee consisted of directors Thomson, who served as Chairman, Cohen, Gipson and Morrow. All of the members of the Audit Committee were “independent” in accordance with applicable Nasdaq Marketplace Rules and SEC rules. The Board of Directors determined that Joseph N. Cohen, a member of the audit committee prior to the Mergers, was an “audit committee financial expert” as that term is defined in Regulation S-B of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership of, and transactions in, the Company’s equity securities with the SEC. Such directors, executive officers and 10% shareholders are also required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely on a review of the copies of such reports received by the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and 10% shareholders were complied with during 2006.

Item 10.	Executive Compensation

As a result of the Mergers, the separate corporate existence of National Mercantile ceased, and First California succeeded, and assumed all the rights and obligations of, National Mercantile and FCB Bancorp. Information required by this item with respect to executive compensation matters of National Mercantile prior to the completion of the Mergers is included below.

Summary Compensation Table

The following table contains summary compensation information for the fiscal year ended December 31, 2006 with respect to the President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President and Chief Operating Officer of National Mercantile. Such executive officers are referred to in this item as the National Mercantile named executive officers.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Bonus ($)(5)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Scott A. Montgomery President and Chief Executive Officer	2006	$349,456	$349,456	$65,151	$8,658	$9,212	$781,933
David R. Brown Executive Vice President and Chief Financial Officer	2006	$190,000	$100,000	$18,651	$4,008	$12,280	$324,939
Robert W. Bartlett Executive Vice President and Chief Operating Officer	2006	$225,304	$112,652	$15,549	$0	$19,304	$372,809

(1)	Positions shown are those held with National Mercantile during fiscal year 2006.
(2)	The amounts in this column represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123R, of stock options granted in and prior to 2006 under National Mercantile Bancorp’s Amended 1996 Stock Incentive Plan. The National Mercantile named executive officers do not have any options outstanding under the 2005 Stock Incentive Plan and the 1994 Stock Option Plan. These plans are described in “—Holdings of Previously Awarded Equity.” The amount recognized for these awards was calculated based on the lattice option pricing model using the assumptions described in Note 7 of National Mercantile’s audited financial statements for the year ended on December 31, 2006 included in this annual report.
(3)	This column represents the abovemarket earnings on compensation that is deferred on a basis that is not tax-qualified.
(4)	The amounts in this column reflect for each National Mercantile named executive officer (1) matching contributions made by National Mercantile pursuant to its 401(k) Plan, (2) the amount of premium paid by National Mercantile with respect to group life insurance for the benefit of the National Mercantile named executive officers, (3) the value of gift cards, (4) the incremental cost of perquisites including the value of the monthly amounts paid to the National Mercantile named executive officers for the use of personally owned automobiles, (5) the amount of recreational club membership dues paid by National Mercantile for use by its named executive officers and (6) amounts paid for overnight lodging related expenses.
(5)	This column represents annual cash bonuses paid to the National Mercantile named executive officers in 2007 for fiscal year 2006. Mr. Montgomery, Mr. Brown and Mr. Bartlett received $320,177, $85,500 and $92,500 in bonus, respectively, for fiscal 2005 which amounts were paid in 2006 and are not included in this column.

Non-equity Incentive Plans

Prior to the Mergers, National Mercantile did not maintain any separate non-equity incentive plans for the National Mercantile named executive officers. Scott Montgomery, the CEO was entitled under the terms of his employment agreement to an annual incentive bonus tied to the company’s net income before income tax provision. For a description of the employment agreement see “—Post Employment Compensation – Potential Payments on Termination or Change-in-Control – Amendment to Employment Agreement with Scott A. Montgomery.”

Employment Agreements and Other Factors Affecting 2006 Compensation

For a description of employment and severance agreements between National Mercantile and its named executive officers, see “—Post-Employment Compensation—Potential Payments on Termination or Change-in-Control—Amendment to Employment Agreement with Scott A. Montgomery” and “—Second Amended and Restated Severance Agreements for David R. Brown and Robert W. Bartlett.”

Holdings of Previously Awarded Equity

Outstanding Equity Awards at Fiscal Year End

Prior to the Mergers, National Mercantile had three outstanding equity incentive plans, the National Mercantile Bancorp 2005 Stock Incentive Plan, the Amended 1996 Stock Incentive Plan and the 1994 Stock Option Plan. Equity awards held at the end of 2006 by each of the National Mercantile named executive officers were issued only under the National Mercantile Bancorp Amended 1996 Stock Incentive Plan. The three plans are described below. All outstanding equity incentive plans were assumed by First California in connection with the Mergers. At the effective time of the Mergers, each outstanding option to purchase shares of National Mercantile, vested or unvested, was converted into an option to acquire an equal number of shares of First California common stock at an exercise price per share equal to the exercise price per share of such National Mercantile option.

The following table sets forth outstanding equity awards consisting solely of stock options held by each of National Mercantile named executive officers as of December 31, 2006. As of December 31, 2006, there were no other stock-based awards held by the named executive officers of National Mercantile.

2006 Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Expiration Date
Scott A. Montgomery	33,189	0	$5.276	10/3/2007
	8,558	0	$5.276	10/3/2007
	31,250	0	$12.560	10/28/2015
David R. Brown	4,688	4,687	$9.99	4/22/2015
	6,250	0	$8.l2	4/23/2014
Robert W. Bartlett	4,688	4,687	$9.99	4/22/2015
	9,375	0	$8.91	11/21/2013
	12,500	0	$5.60	6/1/2013
	5,000	0	$5.52	2/3/2013
	12,500	0	$4.66	12/26/2011

(1)	Stock option grants vest over two years in equal installments and have an exercise price equal to the closing market price on the date of grant.

The following table sets forth information with respect to the vesting of option awards by the National Mercantile named executive officers in 2006.

2005 Stock Incentive Plan

The National Mercantile Bancorp 2005 Stock Incentive Plan, or the NMB Plan, was assumed by First California in connection with the Mergers. The following is a brief summary of the material features of the NMB Plan.

Administration. The NMB Plan was administered by the National Mercantile board of directors or, at the discretion of the board, a committee of the board of directors, or the administrator. The board of directors delegated the administration of the NMB Plan to the stock option and compensation committee.

The administrator had full and final authority to select the recipients of awards and to grant such awards. Subject to the provisions of the NMB Plan, the administrator had sole and absolute discretion in determining the terms and conditions of awards and the number of shares to be issued pursuant thereto, including the exercise price and conditioning the receipt or vesting of awards upon the achievement of specified performance criteria. Subject to limitations imposed by law, the board of directors could amend or terminate the NMB Plan at any time and in any manner. However, no such amendment or termination could deprive the recipient of an award previously granted under the NMB Plan of any rights thereunder without the consent of the recipient.

Terms of Awards. The NMB Plan authorized the administrator to enter into any type of arrangement with an eligible recipient that, by its terms, involved or might have involved the issuance of National Mercantile common stock or any other security or benefit with a value derived from the value of National Mercantile common stock. Awards were not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, reload stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, or SARs, phantom stock, dividend equivalents, performance units or performance shares. Stock options granted under the NMB Plan could be either incentive stock options under Section 422 of the Code, as amended or options that were not intended to qualify as incentive stock options (referred to as nonqualified stock options). Each award would be evidenced by an agreement between National Mercantile and the grantee which would contain the terms and conditions required by the NMB Plan and such other terms and conditions not inconsistent therewith as the administrator could deem appropriate. However, all stock options and SARs granted under the NMB Plan would have an exercise price and a base value, respectively, not less than the fair market value of the National Mercantile common stock on the date of grant. The benefit with respect to SARs would be payable solely in shares of National Mercantile common stock with a fair market value equal to the benefit.

An award granted under the NMB Plan could include a provision accelerating the receipt of benefits upon the occurrence of specified events, such as a change of control of National Mercantile or a dissolution, liquidation, merger, reclassification, sale of substantially all of the property and assets of National Mercantile or other significant corporate transactions. Any stock option granted to an employee could be an incentive stock option or a non-qualified stock option. Awards to nonemployee directors could only be non-qualified stock options.

An award could permit the recipient to pay all or part of the purchase price of the shares or other property issuable pursuant thereto, or to pay all or part of such employee’s tax withholding obligation with respect to such issuance, by (a) cash, (b) delivering previously owned shares of National Mercantile’s capital stock or other property, or (c) reducing the amount of shares or other property otherwise issuable pursuant to the award. If an option permitted the recipient to pay for the shares issuable pursuant thereto with previously owned shares, the recipient would be able to exercise the option in successive transactions, starting with a relatively small number of shares and, by a series of exercises using shares acquired from each such transaction to pay the purchase price of the shares acquired in the following transaction, to exercise an option for a large number of shares with no more investment than the original share or shares delivered.

Termination. The NMB Plan will terminate on March 24, 2015, except as to awards then outstanding, which awards will remain in effect until they have been exercised, the restrictions have lapsed or the awards have expired or been forfeited. The board of directors of National Mercantile could also amend, modify, suspend or terminate the NMB Plan from time to time although no such action can be taken without shareholder approval if required by applicable law.

1996 Plan

The 1996 Plan, as amended on June 6, 2002 and which terminated in April 2005, provided for the grant of either incentive stock options or non-qualified stock options covering up to an aggregate of 835,638 shares of National Mercantile common stock. As of December 31, 2006, there were 383,379 stock options granted under the 1996 Plan still outstanding. First California assumed the 1996 Plan in connection with the Mergers.

1994 Plan

The 1994 Plan which terminated in February 2004, provided for the grant of either incentive stock options or non-qualified stock options covering up to an aggregate of 200,000 shares of National Mercantile common stock. As of December 31, 2006, there were 1,375 stock options granted under the 1994 Plan still outstanding. First California assumed the 1994 Plan in connection with the Mergers.

Amendment to Employment Agreement with Scott A. Montgomery.

Concurrently with execution of the Merger Agreement, National Mercantile and Mr. Montgomery entered into an amendment of Mr. Montgomery’s employment agreement. The amendment provided that Mr. Montgomery would retire after assisting in the transition through March 31, 2007. Under the employment agreement as amended, Mr. Montgomery is entitled to receive severance of $1,325,838 payable in 60 monthly installments of $22,097 commencing October 1, 2007. First California must also continue to provide medical and other insurance coverage, to the extent permitted by the benefit plans, for two years from the termination of his employment and provide him title to his company car. The amended employment agreement fixed Mr. Montgomery’s incentive compensation for 2006 at the amount of his salary for the year ($349,456) and provided that he would receive his full salary through the end of 2006. His compensation from January 1, 2007 through March 31, 2007 was set by the amended employment agreement at $74,728.

Second Amended and Restated Severance Agreements for David R. Brown and Robert W. Bartlett.

Concurrently with execution of the Merger Agreement, National Mercantile amended and restated the severance agreements of David R. Brown and Robert W. Bartlett. Under each of their prior agreements, if a change of control occurred and within one year thereafter National Mercantile terminated the executive’s employment “without cause” (as defined in the severance agreements) or the executive voluntarily terminated his employment, the executive would be entitled to a lump sum payment of 15 months’ base salary and twice his bonus for the prior year. National Mercantile believed that change of control severance arrangements stabilized its workforce given the uncertainty with change of control events. The amendment to each of their severance agreements: (i) specifically provided that the consummation of the transactions contemplated by the Merger Agreement constituted a change of control under the agreements; (ii) provided that the bonus component of the severance would be not less than twice the amount of the bonus they earned in fiscal 2005; and (iii) under certain limited circumstances in which a severance payment is made, subjects the recipient to a one-year non-solicitation provision.

Treatment of Outstanding Stock Options upon Termination or Change-in-Control.

Termination of Employment or Affiliation. Under the terms of the National Mercantile’s 1994, 1996 and 2005 Stock Incentive Plans, in the event an optionee ceased to be affiliated with National Mercantile or a subsidiary for any reason other than death or permanent disability, the stock options granted to such optionee would expire at the earlier of the expiration dates specified for the options, or three months after the optionee ceased to be so affiliated. During such period after cessation of affiliation, the optionee could exercise the option to the extent that it was exercisable as of the date of such termination, and thereafter the option expired in its entirety. If the optionee ceased to be employed by National Mercantile or a subsidiary by reason of death or permanent disability, the stock options granted to such optionee expired at the earlier of the expiration dates specified for the options, or one year after the date of such death or permanent disability. During such period, the optionee could exercise the option to the extent it was exercisable on the date of permanent disability or death.

Liquidation or Change in Control. An award granted under the National Mercantile’s 1994, 1996 and 2005 Stock Incentive Plans could include a provision accelerating the receipt of benefits upon the occurrence of specified events, such as a change of control of National Mercantile or a dissolution, liquidation, merger, reclassification, sale of substantially all of the property and assets of National Mercantile or other significant corporate transactions.

Compensation of Directors

The following table sets forth information concerning the compensation paid by National Mercantile during the 2006 fiscal year to each of its directors:

Director Compensation for 2006

Name (1)	Fees Earned or Paid in Cash (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Donald E. Benson	$25,500	$3,220	$1,000	$29,720
Joseph N. Cohen	$31,200	$3,220	$1,000	$35,420
Robert E. Gipson	$26,850	$3,220	$1,000	$31,070
W. Douglas Hile	$27,350	$3,220	$1,000	$31,570
Antoinette Hubenette, M.D.	$29,900	$3,220	$1,000	$34,120
Judge Dion G. Morrow	$32,150	$3,220	$1,000	$36,370
Carl R. Terzian	$24,750	$3,220	$1,000	$28,970
Robert E. Thomson	$33,100	$3,220	$1,000	$37,320

(1)	None of the directors included in this table was also an employee of National Mercantile prior to the Mergers. Scott A. Montgomery, who served as President and Chief Executive Officer of National Mercantile prior to the completion of the Mergers, did not receive any additional compensation for his service as a director during 2006.
(2)	Includes a special bonus award of $5,000 paid to non-employee directors in February 2007 for services performed in 2006. Does not include a $5,000 bonus paid to non-employee directors in 2006 for services performed in 2005.
(3)	No stock options were awarded to non-employee directors in 2006. The amounts in this column represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R, of stock options granted in and prior to 2006 under National Mercantile Bancorp’s Amended 1996 and the 2005 Stock Incentive Plans. National Mercantile’s directors named above do not have any options outstanding under the 1994 Stock Option Plan. These plans are described in “—Holdings of Previously Awarded Equity.” Furthermore, the amount recognized for these awards was calculated based on the lattice option pricing model using the assumptions described in Note 8 of National Mercantile’s audited financial statements for the year ended on December 31, 2006 included in this annual report. The number of options outstanding as of December 31, 2006 held by each director is: 0 (Benson), 6,250 (Cohen), 6,250 (Gipson), 2,500 (Hile), 3,750 (Hubenette), 6,250 (Morrow), 6,250 (Terzian) and 6,250 (Thomson).
(4)	All directors received $1,000 gift cards.

Prior to the Mergers, National Mercantile compensated its non-employee directors through fees and stock options. Directors who were employees received no separate compensation for their services as directors. Throughout 2006, National Mercantile Bancorp and Mercantile National Bank paid directors’ fees in accordance with the following:

•

The Chairman of National Mercantile Bancorp and the Chairman of Mercantile National Bank received a monthly retainer of $1,100 and an additional $550 for each Board of Directors meeting attended and $250 for each Board committee meeting attended.

•	Each other non-employee director received a monthly retainer of $1,000 and an additional $550 for each Board of Directors meeting attended.

•	The Chairman of the Loan Committee received a monthly retainer of $350 and each other non-employee member of the Loan Committee received a monthly retainer of $300.

•	The Chairman of each Board committee received $300 for each Board committee meeting attended and each other non-employee Board committee member received $250 for each Board committee meeting attended.

•

In 2006, each director of South Bay other than the Chairman and the non-employee directors who are directors of National Mercantile Bancorp (Messrs. Benson, Gipson and Hile) received a monthly retainer of $1,750; the Chairman received a monthly retainer of $1,900 and each director who was also a director of National Mercantile Bancorp received a monthly retainer of $1,250.

•

In 2006, each director of National Mercantile received a $5,000 bonus award for services performed in 2005. National Mercantile declared a $5,000 bonus to its directors in February 2007 for services performed in 2006.

No options to purchase shares of National Mercantile common stock were awarded to non-employee directors in 2006. National Mercantile does not reimburse directors for travel and other related expenses incurred in attending shareholders, board of directors or committee meetings.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As a result of the Mergers, National Mercantile has ceased to exist. Accordingly, there are no longer any voting securities of National Mercantile.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth as of December 31, 2006 information regarding outstanding options under all of our equity compensation plans and the number of shares available for future option grants under equity compensation plans currently in effect. All equity plans of National Mercantile were assumed by First California in the Mergers.

	(a)	(b)	(c)
Plan Category	Number of Securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	492,355	$8.28	195,088
Equity compensation plans not approved by security holders:
None	N/A	N/A	N/A

Total	492,355	$8.28	195,088

(1)	Includes the 2005 Stock Incentive Plan, 1996 Stock Incentive Plan and the 1994 Stock Option Plan which has been terminated but under which there remained, as of December 31, 2006, outstanding options to purchase 1,375 shares of National Mercantile common stock.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

We describe below transactions that have occurred since the beginning of our last fiscal year in which National Mercantile was a participant in which:

•	the amounts involved exceeded or will exceed $120,000; and

•	any individual who was, prior to the Mergers, an employee of National Mercantile or any member of their immediate family, had or will have a direct or indirect material interest.

From time to time prior to the Mergers, National Mercantile made loans to directors and executive officers. All of these loans which were either made or were outstanding during the period since January 1, 2006 were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with others not related to National Mercantile. These loans did not involve more than the normal risk of collectibility or present other unfavorable features.

Section 317 of the California General Corporation Law, or the CGCL, and Article V of National Mercantile’s bylaws provided for the indemnification of directors and officers under certain circumstances. National Mercantile’s bylaws granted National Mercantile the power to indemnify its directors and officers under certain circumstances to the extent permitted by the CGCL against certain expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of such person’s position as a director or officer of National Mercantile. Pursuant to the CGCL and National Mercantile’s bylaws, National Mercantile was required to indemnify directors and officers against expenses actually and reasonably incurred to the extent that such party was successful on the merits in the defense of certain proceedings.

Section 204(a)(11) of the CGCL provides for the indemnification, subject to certain limitations, of directors and officers for breach of their duty to a corporation and its shareholders in excess of that expressly permitted by Section 317 of the CGCL. An amendment to the articles of incorporation of National Mercantile adopted the implementation of Section 204(a)(11) of the CGCL.

In addition, National Mercantile entered into indemnity agreements with certain of its directors and officers which provided for, among other items and except to the extent prohibited by any limitations on indemnification under the CGCL which cannot be waived, the mandatory indemnification by National Mercantile of any amount which a director or officer was legally obligated to pay because of claims made against such person relating to his service as a director or officer of National Mercantile.

National Mercantile also maintained a directors’ and officers’ liability insurance policy insuring National Mercantile’s directors and officers against certain liabilities and expenses incurred by them in their capacities as such, and insuring National Mercantile under certain circumstances, in the event that indemnification payments are made by National Mercantile to such directors and officers.

Policies and Procedures Concerning Related Party Transactions

While, prior to the Mergers, National Mercantile did not have established policies or procedures for the review, approval or ratification of transactions with directors, executive officers or other affiliates under which the above-mentioned transactions were reviewed, its respective subsidiary banks had, and continue to have as subsidiaries of First California, detailed policies for reviewing and approving bank level transactions. These policies were designed to comply with laws and regulations, such as Federal Reserve Board Regulations O and W, which address loans to, and various specific transactions, including property sales and leases, with directors, executive officers, principal shareholders and other affiliates of the banks.

Director Independence

National Mercantile identified as independent directors the following individuals who served on its board of directors immediately prior to the Mergers: directors Cohen, Gipson, Benson, Hile, Hubenette, Morrow, Terzian and Thomson. In making this determination, National Mercantile applied Rule 4200(a)(15) of the Nasdaq Marketplace Rules. All of the members of National Mercantile’s audit, nominating and stock option and compensation committees are “independent” in accordance with Rule 4350 of the Nasdaq Marketplace Rules. In determining the independence of these individuals, National Mercantile considered applicable Nasdaq Marketplace Rules and, with respect to the members of its audit committee, SEC rules.

Item 14.	Principal Accountant Fees and Services

Moss Adams LLP audited National Mercantile’s financial statements for the year ended December 31, 2005 and 2006.

On June 16, 2005, the National Mercantile dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accountants. E&Y’s reports on the National Mercantile’s consolidated financial statements for the years ended December 31, 2003 and December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with E&Y, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to E&Y’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. National Mercantile engaged Moss Adams LLP effective June 16, 2005 as its new principal accountant to audit its financial statements. This dismissal of E&Y and the engagement of Moss Adams were both approved by the Audit Committee. The decision to change independent auditors was based upon economic considerations and was not a reflection of E&Y’s commitment or on the quality of the services provided to the Company.

The following table sets forth the fees for professional services billed by the firms and for the periods indicated:

	2005	2005(1)	2006(1)
	(Ernst & Young)	(Moss Adams)	(Moss Adams)
Audit Fees	$86,050	$213,100	$492,600
Audit-Related Fees	$5,000	—	—
Tax Fees	—	—	—
All Other Fees	$10,000	—	—

(1)	For professional services rendered for the audits of our 2006 and 2005 annual financial statements, and the reviews of the financial statements included in our forms 10-Q for fiscal years 2006 and 2005. Includes fees for amending the prior year form 10-K and issuances of consents related to SEC filings of $255,500 for 2006.

It had been the policy of the Audit Committee of National Mercantile to pre-approve all services rendered by the independent auditors. All of the services rendered by Ernst & Young LLP in 2005 and all of the services rendered by Moss Adams LLP in 2005 and 2006 were pre-approved by the Audit Committee.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CALIFORNIA FINANCIAL GROUP, INC.
(as successor by merger to National Mercantile Bancorp)

Date: April 30, 2007	By:	/S/ C. G. KUM
C. G. Kum
Director, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ C. G. KUM C. G. Kum	Director, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2007

/S/ ROMOLO SANTAROSA Romolo Santarosa	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 30, 2007

* Richard D. Aldridge	Director	April 30, 2007

* Donald E. Benson	Director	April 30, 2007

* John W. Birchfield	Director	April 30, 2007

* Joseph N. Cohen	Director	April 30, 2007

* Robert E. Gipson	Chairman of the Board of Directors	April 30, 2007

* W. Douglas Hile	Director	April 30, 2007

* Antoinette Hubenette, M.D.	Director	April 30, 2007

Signature	Title	Date

* Syble R. Roberts	Director	April 30, 2007

* Thomas Tignino	Director	April 30, 2007

*By:	/S/ C. G. KUM
C. G. Kum
Attorney-in-Fact

A power of attorney authorizing C. G. Kum to act on behalf of this person has been previously filed with the Securities and Exchange Commission